Form 10QSB
period 1999-03-31
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-01-12
CIK 700764

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                    Commission File No. 2-76219-NY


                New Environmental Technologies Corporation
                ------------------------------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                      11-2609717
           ------                                      ----------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          9005 Cobble Canyon Lane
                            Sandy, Utah 84093
                            -----------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes      No  X                (2)  Yes  X   No
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                           December 15, 2000

                              2,620,326
                              ---------

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                              FINANCIAL STATEMENTS

               March 31, 1999 and December 31, 1998

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
          `    (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                March 31,         December 31,
                                                  1999                1998

                                                (Unaudited)
CURRENT ASSETS

 Cash                                    $                 94  $          106

  TOTAL ASSETS                           $                 94  $          106


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $             15,308  $       13,808
 Accounts payable - related party (Note 2)              7,510           7,410

  Total Liabilities                                    22,818          21,218

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 and 2,620,326 shares
  issued and outstanding, respectively                  2,620           2,620
 Additional paid-in capital                           150,692         150,692
 Deficit accumulated during the development stage    (176,036)       (174,424)

  Total Stockholders' Equity (Deficit)                (22,724)        (21,112)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                     $                 94  $          106

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                From
                                                            Inception on
                                   For the                   January 7,
                              Three Months Ended            1982 Through
                                   March 31,                  March 31,
                                1999         1998                1999
REVENUES                    $          -    $         -     $       -

EXPENSES                           1,612            117       176,036

NET LOSS                    $     (1,612)   $      (117)    $(176,036)

BASIC LOSS PER SHARE        $      (0.00)   $     (0.00)

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         2,620,326      2,620,326

                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)

Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)

Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -

Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -

Balance, December 31, 1985   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)

Net loss for the three
months ended March 31,
1999 (unaudited)                  -          -              -       (1,612)

Balance, March 31, 1999
 (unaudited)                2,620,326  $   2,620     $  150,692  $(176,036)

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                From
                                                            Inception on
                                   For the                   January 7,
                              Three Months Ended            1982 Through
                                   March 31,                  March 31,
                                1999         1998                1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                  $    (1,612)    $     (117)     $    (176,036)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Common stock issued for
    services                          -              -              2,538
    Increase (decrease) in
    accounts payable              1,600            100             22,819

       Net Cash Used by
       Operating Activities         (12)           (17)          (150,679)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                          -              -                  -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash   -              -            150,773

   Net Cash Provided by Financing
    Activities                        -              -            150,773

NET INCREASE (DECREASE)
 IN CASH                            (12)           (17)                94

CASH AT BEGINNING OF PERIOD         106            173                  -

CASH AT END OF PERIOD       $        94         $  156            $    94

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

Cash paid for:

  Interest                  $         -          $    -           $     -
  Income taxes              $         -          $    -           $     -

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                   (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 1999 and December 31, 1998

NOTE 1 - ORGANIZATION

  The financial statements presented are those of New Environmental Technologies Corporation (the "Company"). The Company was incorporated as "All Things, Inc." under the laws of the State of Nevada on January
  7, 1982.   On March 21, 1985, the Company changed its name to "New
  Environmental Technologies Corporation." The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America, and without limiting the generality of the foregoing, specifically:

  a. To have and to exercise all the powers now or hereafter conferred by the laws of the State of Nevada upon corporations organized pursuant to the laws under which the corporation is organized and any and all acts amendatory thereof and supplemental thereto.

  b. To discount and negotiate promissory notes, drafts, bills of exchange and other evidence of debts, and to collect for others money due them on notes, checks, drafts, bills of exchange, commercial paper and other evidence of indebtedness.

  c. To purchase or otherwise acquire, own, hold, lease, sell, exchange, assign, transfer, mortgage, pledge, or otherwise dispose of, to guaranty, to invest, trade and deal in and with personal property of every class and description.

  d. To enter into any kind of contract agreement or profit sharing plan with its officers or employees that the Company may deem advantageous or expedient or otherwise to reward or pay such persons for their services as the directors may deem fit.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  Accounting Method

  The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

  b.  Basic Loss Per Share

  The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

  c.  Provision for Taxes

  At March 31, 1999, the Company has net operating loss carry forwards of approximately $65,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes that the net operating loss tax benefit will more likely than not expire unused.

  d.  Related Party Transactions

  Included in accounts payable is $7,510 due to a controlling shareholder.

  e.  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  f.  Unaudited Financial Statements

  The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 3 - STOCK SPLITS

  On August 10, 1984, the Company authorized a 1-for-10 stock split of common stock.
  On July 16, 1984, the Company authorized a 1-for-10 stock split of legend stock.
  On September 21, 1984, the Company authorized a 1-for-60 stock split of legend stock.
  On January 11, 1985, the Company authorized a 1-for-60 stock split of legend stock.
  On January 22, 1985, the Company authorized a 60-for-1 stock split of legend stock.
  On August 27, 1985, the Company authorized a 1-for-250 stock split of all stock.

  The financial statements reflect these stock splits on a retroactive basis.

NOTE 4 - GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing, operating company. In the interim, management has committed to covering all operating and other costs.

NOTE 5 - DISCONTINUED OPERATIONS

  In 1985, the Company discontinued operations and was reclassified as a development stage company. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statements of operations.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended March 31, 1999.

         The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential industries as a business venture, which the Company expects to pay from its cash resources or loans from makers of management.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income (loss) of $(1,612).

Liquidity.
----------

          At March 31, 1999, the Company had $94 in current assets, with total current liabilities of $22,818. Total stockholder's equity was $(22,724).

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      New Environmental Technologies



Date: 12/22/00                          By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 12/22/00                          By/S/Corie Merrell
     --------------                     -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer