Form 10QSB
period 1999-06-30
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-01-12
CIK 700764

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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


PAGE>
             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                          December 15, 2000

                              2,620,326
                              ---------

                      PART I - FINANCIAL INFORMATION

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               June 30, 1999 and December 31, 1998

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                                                June 30,          December 31,
                                                  1999                1998

                                                (Unaudited)
CURRENT ASSETS

 Cash                                    $                 82   $         106

  TOTAL ASSETS                           $                 82   $         106

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $             15,308   $      13,808
 Accounts payable - related party (Note 2)              8,010           7,410

  Total Liabilities                                    23,318          21,218

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 and 2,620,326 shares
  issued and outstanding, respectively                  2,620           2,620
 Additional paid-in capital                           150,692         150,692
 Deficit accumulated during the development stage    (176,548)       (174,424)

  Total Stockholders' Equity (Deficit)                (23,236)        (21,112)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                     $                 82   $         106

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                    From
                                                                Inception on

                               For the           For the        January 7,
                          Six Months Ended  Three Months Ended 1982 Through
                               June 30,          June 30,        June 30,
                          1999       1998    1999         1998     1999
REVENUES                   $     -    $     -     $     -   $    -   $      -


EXPENSES                     2,124      2,479         512     2,362   176,548

NET LOSS                   $(2,124)   $(2,479)       (512)  $(2,362)$(176,548)

BASIC LOSS PER SHARE       $ (0.00)   $ (0.00)    $ (0.00)  $ (0.00)


BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING             2,620,326   2,620,326  2,620,326   2,620,326

                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)

Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)

Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -

Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -

Balance, December 31, 1985   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)

Net loss for the six months
 ended June 30, 1999
 (unaudited)                     -          -               -       (2,124)

Balance, June 30, 1999
 (unaudited)               2,620,326   $  2,620     $   150,692  $(176,548)

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                                Inception on

                               For the           For the        January 7,
                          Six Months Ended  Three Months Ended 1982 Through
                               June 30,          June 30,        June 30,
                          1999       1998    1999         1998     1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                 $ (2,124)  $ (2,479) $ (512)  $(2,362)  $(176,548)
 Adjustments to reconcile
 net loss to net cash used
 by operating activities:
  Common stock issued for
  services                       -          -       -         -       2,538
  Increase (decrease) in
  accounts payable           2,100      2,445     500     2,345      23,319

    Net Cash Used by
    Operating Activities       (24)       (34)    (12)      (17)   (150,691)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                     -          -        -         -          -


CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Issuance of common stock for
 cash                            -          -        -          -   150,773

  Net Cash Provided by Financing
   Activities                    -          -        -          -   150,773

NET INCREASE (DECREASE)
 IN CASH                       (24)       (34)     (12)       (17)       82

CASH AT BEGINNING OF PERIOD    106        173       94        156         -


CASH AT END OF PERIOD       $   82     $  139     $ 82     $  139   $    82

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

Cash paid for:

 Interest                   $    -     $    -     $   -     $    -  $    -
 Income taxes               $    -     $    -     $   -     $    -  $    -

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                 (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 1999 and December 31, 1998

NOTE 1 - ORGANIZATION

  The financial statements presented are those of New Environmental Technologies Corporation (the Company). The Company was incorporated as "All Things, Inc." under the laws of the State of Nevada on January
  7, 1982.   On March 21, 1985, the Company changed its name to "New
  Environmental Technologies Corporation." The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America, and without limiting the generality of the foregoing, specifically:

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

  c.  Provision for Taxes

  At June 30, 1999, the Company has net operating loss carryforwards of approximately $65,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes that the net operating loss tax benefit will more likely than not expire unused.

  d.  Related Party Transactions

  Included in accounts payable is $8,010 due to a controlling shareholder.

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

NOTE5 -  DISCONTINUED OPERATIONS

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended June 30, 1999.

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

Results of Operations.
----------------------

          During the quarterly period ended June 30, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income (loss) of $(2,124).

Liquidity.
----------

          At June 30, 1999, the Company had $82 in current assets, with total current liabilities of $23,318. Total stockholder's equity was $(23,236).

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

                                    New Environmental Technologies Corporation



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