Form 10QSB
period 1999-09-30
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-01-12
CIK 700764

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

             September 30, 1999 and December 31, 1998

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                             September 30,       December 31,
                                                  1999               1998

                                                (Unaudited)
CURRENT ASSETS

 Cash                                    $                70  $           106

  TOTAL ASSETS                           $                70  $           106

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $             16,447  $       13,808
 Accounts payable - related party                      10,746           7,410

  Total Liabilities                                    27,193          21,218

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 and 2,620,326 shares
  issued and outstanding, respectively                  2,620           2,620
 Additional paid-in capital                           150,692         150,692
 Deficit accumulated during the development stage    (180,435)       (174,424)

  Total Stockholders' Equity (Deficit)                (27,123)        (21,112)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                     $                 70   $         106

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                              From

                                                        Inception on
                         For the         For the         January 7,
                   Three Months Ended Nine Months Ended 1982 Through
                       September 30,    September 30,   September 30,
                   1999         1998    1999      1998      1999

REVENUES           $     -   $     -  $     -   $     -   $      -

EXPENSES             3,887     3,195     6,011    5,857     180,435


NET LOSS           $(3,887)  $(3,195) $ (6,011) $(5,857)  $(180,435)

BASIC NET LOSS PER
 SHARE OF COMMON
 STOCK             $ (0.00)  $ (0.00) $  (0.00) $ (0.00)

BASIC WEIGHTED
 AVERAGE NUMBER OF
 SHARES OUTSTANDING 2,620,326  2,620,326  2,620,326  2,620,326

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)

Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)

Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -

Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -

Balance, December 31, 1985   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)

Net loss for  the nine
 months ended September 30,
 1999 (unaudited)                 -          -              -        (6,011)

Balance, September 30, 1999
 (unaudited)                2,620,326  $   2,620     $  150,692   $(180,435)

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
               Statements of Cash Flows(Unaudited)
                                                              From

                                                              Inception on
                               For the         For the         January 7,
                         Three Months Ended Nine Months Ended 1982 Through
                             September 30,    September 30,   September 30,
                         1999         1998    1999      1998      1999

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss               $(3,887)  $(3,195) $(6,011)  $(5,857)  $(180,435)
  Adjustments to reconcile
  net loss to net cash used
  by operating activities:
   Stock issued for services   -         -        -         -       2,538
   Increase (decrease) in
   accounts payable        3,875     3,178    5,975     5,806      27,194

     Net Cash Used by
     Operating Activities    (12)      (17)     (36)      (51)   (150,703)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                   -         -        -         -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock
  for cash                     -         -        -          -    150,773

   Net Cash Provided by
   Financing Activities        -         -        -          -    150,773

NET INCREASE (DECREASE)
 IN CASH                     (12)      (17)     (36)       (51)        70

CASH AT BEGINNING OF PERIOD   82       139      106        173          -

CASH AT END OF PERIOD   $     70    $  122    $  70   $    122     $   70

CASH PAID FOR:

  Interest              $      -    $    -     $   -   $      -   $     -
  Income taxes          $      -    $    -     $   -   $      -   $     -

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 1999 and December 31, 1998

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended September 30, 1999.

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income (loss) of $(3,887).

Liquidity.
----------

          At September 30, 1999, the Company had $70 in current assets, with total current liabilities of $27,193. Total stockholder's equity was ($27,123).

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