Form 10KSB
period 1999-12-31
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-01-12
CIK 700764

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1999
                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  002-76219NY
                                            -----------

              NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                    -------------------------------------------
          (Name of Small Business Issuer in its Charter)

            NEVADA                                         87-0564472
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     9005 Cobble Canyon Lane
                        Sandy, Utah 84093
                            -----------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes      No  X          (2)   Yes X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1999 -
$0

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market
value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     January 12, 2001 - $497. There are approximately 497,428 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         December 15, 2000

                             2,620,326

                             ---------

               DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
        ------------------------

Business Development.
---------------------

     Corporate Developments.
     -----------------------

     New Environmental Technologies Corporation (the "Company") was organized under the laws of the State of Nevada on January 7, 1982, under the name "All Things, Inc." The Company was formed for the purpose of engaging in all
lawful businesses.   The Company's initial authorized capital consisted of
100,000,000 shares of $0.0001 par value common voting stock.

     On March 21, 1985, the Company's name was changed to "New Environmental Technologies Corporation."

     Effective November 11, 1995, and in accordance with the Nevada Revised Statutes, the Board of Directors of the Company, with the written consent of President and Director, unanimously resolved to reverse split the outstanding shares of its common stock on a basis of 250 for one while retaining its authorized capital, with appropriate adjustments in the stated capital and capital surplus accounts of the Company. All computations hereinafter take into account this reverse split.

     Copies of the initial Articles of Incorporation of the Company and the foregoing Certificates of Amendment to the Articles of Incorporation are attached hereto and incorporated herein by reference. See Part III, Item 13.

     Public Offering.
     ----------------

     The Company conducted a public offering of shares of its common stock pursuant to an S-18 Registration Statement which was filed with the Securities and Exchange Commission on or about March 2, 1982. By this reference, the Company's Registration Statement on Form S-18 is incorporated herein. See
Part III, Item 13.

     Sales of Unregistered Securities During the Past Five Years.
     ------------------------------------------------------------

                        Date              Number of          Aggregate
      Name            Acquired             Shares           Consideration (1)
      ----            --------            ---------         -------------

Steve Howell        8/2/95                30,000          Services
Angie C. Howell        8/2/95                30,000          Services
Michael C. Brown       10/4/95               25,000          Services
Corie Merrell          10/4/95            120,000          Services
Dan and Connie Ross    10/4/95               25,000          Services
Lois Fallentine        10/4/95               25,000          Services
Chiricahua Company*    10/4/95            2,002,895          Services
Leonard W. Burningham, 11/6/96              120,000          Services
Esq.

     (1) Valued at par value or $0.001 per share.

     (2) Chiricahua Company is wholly-owned by David C. Merrell, President and a director of the Company.

     Business.
     ---------

     The Company has had no material business operations since 1989. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders once the Board of Directors sets guidelines of industries in which the Company may have an interest.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company.



Effect of Existing or Probable Governmental Regulations on
Business.
---------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Number of Employees.
--------------------

None.

Item 2.  Description of Property.
---------------------------------

     The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of David C. Merrell, the Company's President, which are provided at no cost. See Part I, Item 1.

Item 3.  Legal Proceedings.
---------------------------

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report or during the previous two calendar years.

                         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     There has never been any "established trading market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, management does not expect any established trading market to develop unless and until it has operations. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market; and all of these persons have satisfied the "holding period" under Rule 144. See the heading "Sales of Unregistered Securities During the Past Five Years," of Part I, Item 1.

Holders.
--------

     The number of record holders of the Company's common stock as of the calendar year ended December 31, 1998 was approximately 853; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of December 15, 2000 there were approximately 862 stockholders.

Dividends.
----------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the year end December 31, 1999 or since 1989.

     The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.
----------------------

     The Company discontinued its active operations in 1989. It received no revenues and had losses in the following calendar years ended December 31, 1999 and 1998 of ($6,307) and ($2,479), respectively.

Liquidity.
----------

     At December 31, 1999, the Company had $58 in cash. Expenses have been paid by an $11,795 loan by a principal stockholder, David C. Merrell, the Company's President.

Item 7.  Financial Statements.
------------------------------

For the periods ended December 31, 1999 and 1998

     Independent Auditors' Report

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENT

                    December 31, 1999 and 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New Environmental Technologies Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Environmental Technologies Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and from inception on January 7, 1982 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Environmental Technologies Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception on January 17, 1982 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones, Jensen & Company
Salt Lake City, Utah
March 6, 2000

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                             December 31,
                                                              1999
CURRENT ASSETS

 Cash                                                $                 58

  TOTAL ASSETS                                       $                 58


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $             15,682
 Accounts payable - related party (Note 2)                         11,795

  Total Liabilities                                                27,477

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 shares  issued and
  outstanding                                                       2,620
 Additional paid-in capital                                       150,692
 Deficit accumulated during the development stage                (180,731)

  Total Stockholders' Equity (Deficit)                            (27,419)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                 $                 58

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations

                                                                   From
                                                              Inception on
                                                               January 7,
                                   For the Years Ended        1982 Through
                                      December 31,            December 31,
                                 1999           1998              1999
REVENUES                        $       -      $       -    $         -

EXPENSES                             6,307         2,479        180,731

NET LOSS                        $   (6,307)    $  (2,479)   $  (180,731)

BASIC LOSS PER SHARE            $    (0.00)    $   (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                     2,620,326      2,620,326

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)

Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)

Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -

Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -

Balance, December 31, 1985   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)

Net loss for the year ended
 December 31, 1999               -          -              -        (6,307)

Balance, December 31, 1999 2,620,326   $  2,620     $  150,692   $(180,731)

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                   From
                                                              Inception on
                                                               January 7,
                                   For the Years Ended        1982 Through
                                      December 31,            December 31,
                                 1999           1998              1999
 CASH FLOW FROM OPERATING ACTIVITIES:

 Net loss                       $    (6,307)   $    (2,479)  $    (180,731)
 Adjustments to reconcile net (loss)
 to net cash used by operating
 activities:
  Common stock issued for services        -              -           2,538
 Changes in operating assets and
 liabilities:
   Accounts payable                   6,259          2,412          27,478

   Net Cash (Used) by Operating
   Activities                           (48)           (67)       (150,715)

CASH FLOWS FROM INVESTING ACTIVITIES:     -              -               -

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of common stock                 -              -         150,773

   Net Cash Provided by Financing
   Activities                             -              -         150,773

NET INCREASE (DECREASE) IN CASH         (48)           (67)             58

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                    106            173               -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                  $        58          $ 106         $    58

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

 Interest paid                  $         -          $    -         $     -

 Income taxes paid              $         -          $    -         $     -

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 1999 and 1998


NOTE 1 -  ORGANIZATION

  The financial statements presented are those of New Environmental Technologies Corporation (the Company). The Company was incorporated as All Things, Inc. under the laws of the State of Nevada on January 7, 1982.
   On March 21, 1985, the Company changed its name to New Environmental Technologies Corporation. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America, and without limiting the generality of the foregoing, specifically:

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

  b.  Basic Loss Per Share


                                           For the Year Ended

                                           December 31, 1999


                            Loss               Shares        Per Share
                           (Numerator)       (Denominator)      Amount

  Net loss                    $  (6,307)       2,620,326    $    (0.00)



                                           For the Year Ended

                                           December 31, 1998


                            Loss               Shares        Per Share
                           (Numerator)       (Denominator)      Amount

  Net loss                    $  (2,479)       2,620,326    $    (0.00)

  The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

  c.  Provision for Taxes

  At December 31, 1999, the Company has net operating loss carryforwards of approximately $70,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes that the net operating loss tax benefit will expire unused.

  d.  Related Party Transactions

  A related party has loaned the Company $11,795 for operating working capital. This amount is non-interest bearing and due on demand.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent fiscal years or any interim period. Due to the Company's lack of significant business operations since approximately 1989, present management deemed it to be in the best interests of the Company to appoint a new independent accountant to audit its financial statements. Accordingly, the Board of Directors unanimously resolved to retain the services of Jones, Jensen & Company, Certified Public Accountants.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the calendar years ending December 31, 1999 and 1998, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.
                                        Date of           Date of
                     Positions            Election or       Termination
   Name                  Held           Designation       Resignation
   ----                 -----------        -----------      --------------
Corie Merrell       Director           1/95            *
                    Secretary/              1/95            *
                    Treasurer

David C. Merrell         President          8/94             *
                    Director
                    Secretary/            8/94              1/95
                    Treasurer

John H. Albright         Director           1/82              8/94
                    President          1/82              8/94

Generoso Panaro          Director           1/82                   8/94
                    Secretary/            1/82
                    Treasurer           1/82                  8/94

          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

     David C. Merrell, Director and President. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

     Corie Merrell, Director and Secretary/Treasurer. Since 1989, she has been part owner of DCM Finance and is currently a part time student at Westminster College majoring in Psychology.

Family Relationships.
---------------------

          David C. Merrell and Corie Merrell are husband and wife.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                  (ii)   Engaging in any type of business practice; or

                 (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under
Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10 percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation awards$    #       $         sation$
------------------------------------------------------------------------------
Corie Merrell 12/31/99   0     0     0         0        0      0       0
Sec/Tres      12/31/98   0     0     0         0        0      0       0
Director

David C.      12/31/99   0     0     0         0        0      0       0
Merrell       12/31/98   0     0     0         0        0      0       0
President
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1999 and 1998, or the period ending on the date of this report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year or the previous two calendar years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 1999 and 1998, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/98      12/31/99 and Currently
----------------                          --------      ----------------------

Chiricahua Company*                      2,002,895 76.4%   2,002,895  76.4%
9005 Cobble Lane
Sandy, Utah 84093

TOTALS                                   2,002,895 76.4%   2,002,895  76.4%

     * David C. Merrell is the sole owner of Chiricahua Company, and is deemed to be the beneficial owner of these shares.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 1998 and 1999, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/98      12/31/99 and currently
----------------                          --------      ----------------------

David C. Merrell*                         2,002,895 76.4%      2,002,895 76.4%
9005 Cobble Lane
Sandy, Utah 84093

Corie Merrell                               120,000  4.6%        120,000  4.6%
9005 Cobble Lane
Sandy, Utah 84093

TOTALS                                    2,122,895  81%       2,122,895   81%

     * David C. Merrell is the sole owner of Chiricahua Company, and is deemed to be the beneficial owner of these shares.

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated under the heading "Sales of Unregistered Securities During the Past Five Years," of Item 1, Part 1, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.


Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Sales of Unregistered Securities During the Past Five Years," of Item 1, Part 1, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Sales of Unregistered Securities During the Past Five Years," of Item 1, Part 1, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Sales of Unregistered Securities During the Past Five Years," of Item 1, Part 1, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None.
                                                   Exhibit
Exhibits*                                         Number
Number                                       ------
------
          (i)

Articles of Incorporation of All Things Inc. dated   3.1
January 7, 1982

Articles of Amendment to the Articles of             3.2
Incorporation respecting a name change
dated March 21, 1995.

Certificate of Amendment to the Articles             3.3
of Incorporation respecting a reverse
split dated November 1, 1995


Financial Data Schedule                          27

          (ii)                          Where Incorporated
                                          In This Report
Number                                            --------------
------

Registration Statement on Form S-18*                   Part I
     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 12/22/00                     By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 12/22/00                     By/s/Corie Merrell
                                Corie Merrell, Secretary/Treasurer and
                                Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 12/22/00                     By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 12/22/00                By/s/Corie Merrell
                                Corie Merrell, Secretary/Treasurer and
                                Director