Form 10QSB
period 2000-03-31
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-01-17
CIK 700764

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

(1)  Yes  X   No                   (2)  Yes  X   No
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

                           January 15, 2001

                              2,620,326
                              ---------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               March 31, 2000 and December 31, 1999

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                March 31,        December 31,
                                                   2000            1999
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $                 46  $         58

  TOTAL ASSETS                            $                 46  $         58


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $             17,208  $     15,682
 Accounts payable - related party                       11,895        11,795

  Total Liabilities                                     29,103        27,477

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 and 2,620,326 shares
  issued and outstanding, respectively                   2,620         2,620
 Additional paid-in capital                            150,692       150,692
 Deficit accumulated during the development stage     (182,369)     (180,731)

  Total Stockholders' Equity (Deficit)                 (29,057)      (27,419)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                      $                 46  $         58

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                 From
                                                            Inception on
                                                For the       January 7,
                                        Three Months Ended  1982 Through
                                               March 31,       March 31,
                                      2000             1999            2000
REVENUES                      $             -    $      -      $       -
EXPENSES                                 1,638        1,612        182,369

NET LOSS                      $         (1,638)  $   (1,612)      (182,369)

BASIC LOSS PER SHARE          $          (0.00)  $    (0.00)

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                2,620,326    2,620,326

                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)

Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)

Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -

Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -

Balance, December 31, 1985   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)

Net loss for the year ended
 December 31, 1999               -          -              -        (6,307)

Balance, December 31, 1999 2,620,326   $  2,620     $  150,692   $(180,731)

Net loss for the three months
 ended March 31, 2000
 (unaudited)                     -          -              -        (1,638)

Balance, March 31, 2000
 (unaudited)               2,620,326   $  2,620     $  150,692   $(182,369)

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                 From
                                                             Inception on
                                           For the            January 7,
                                      Three Months Ended     1982 Through
                                           March 31,           March 31,
                                         2000         1999       2000
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                            $      (1,638)   $  (1,612)  $ (182,369)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Common stock issued for services           -             -         2,538
     Increase (decrease) in accounts payable  1,626         1,600      29,104

    Net Cash Used by Operating
    Activities                                  (12)          (12)   (150,727)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                    -             -           -


CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash             -              -      150,773

   Net Cash Provided by Financing
    Activities                                  -              -      150,773

NET INCREASE (DECREASE)
 IN CASH                                        (12)           (12)        46

CASH AT BEGINNING OF PERIOD                      58            106        -


CASH AT END OF PERIOD                     $      46     $       94   $     46

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

Cash paid for:

  Interest                                $     -       $      -     $    -
  Income taxes                            $     -       $      -     $    -

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2000 and December 31, 1999


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  UNAUDITED FINANCIAL STATEMENTS

  The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 -  GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock, and to seek a merger with an existing operating company. However, management cannot provide any assurances that the company will be successful in accomplishing any of its plans.

  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended March 31, 2000.

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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 2000, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income (loss) of $(1,638).

Liquidity.
----------

          At March 31, 2000, the Company had $46 in current assets, with total current liabilities of $29,103. Total stockholder's equity was $(29,057).

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

               27 Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   New Environmental Technologies Corporation



Date: 1/16/01                      By/S/David C. Merrell
     --------------                -------------------------------------------
                                   David C. Merrell
                                   Director and President


Date: 1/16/01                      By/S/Corie Merrell
     --------------                -------------------------------------------
                                   Corie Merrell
                                   Secretary and Treasurer