Form 10QSB
period 2000-06-30
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-01-17
CIK 700764

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

               June 30, 2000 and December 31, 1999

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets
                              ASSETS

                                                 June 30,       December 31,
                                                   2000            1999
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $                 34  $         58

  TOTAL ASSETS                            $                 34  $         58


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $             15,782  $     15,682
 Accounts payable - related party                       13,452        11,795

  Total Liabilities                                     29,234        27,477

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 and 2,620,326 shares
  issued and outstanding, respectively                   2,620         2,620
 Additional paid-in capital                            150,692       150,692
 Deficit accumulated during the development stage     (182,512)     (180,731)

  Total Stockholders' Equity (Deficit)                 (29,200)      (27,419)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                      $                 34  $         58

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                Inception on
                              For the         For the             January 7,
                         Six Months Ended  Three Months Ended   1982 Through
                              June 30,        June 30,             June 30,
                        2000         1999  2000       1999           2000

REVENUES               $     -     $     -   $     -   $    -    $    -

EXPENSES                 1,781       2,124       143      512   182,512

NET LOSS               $(1,781)    $(2,124)  $  (143)  $ (512)$(182,512)

BASIC LOSS PER SHARE   $ (0.00)    $ (0.00)  $ (0.00)  $(0.00)

BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING         2,620,326    2,620,326 2,620,326 2,620,326

                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)

Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)

Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -

Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -

Balance, December 31, 1985   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)

Net loss for the year ended
 December 31, 1999               -          -              -        (6,307)

Balance, December 31, 1999 2,620,326   $  2,620     $  150,692   $(180,731)

Net loss for the six months
 ended June 30, 2000
 (unaudited)                     -          -              -        (1,781)

Balance, June 30, 2000
 (unaudited)               2,620,326   $  2,620     $  150,692   $(182,512)

                 NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)
                                                                    From
                                                                Inception on
                              For the         For the             January 7,
                         Six Months Ended  Three Months Ended   1982 Through
                              June 30,        June 30,             June 30,
                        2000         1999  2000       1999           2000
CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss               $ (1,781) $(2,124) $  (143)  $   (512)  $ (182,512)
 Adjustments to reconcile
 net loss to net cash
 used by operating
 activities:
  Common stock issued
  for services                 -        -        -          -        2,538
  Increase (decrease) in
  accounts payable         1,757    2,100      131        500       29,235

    Net Cash Used by
    Operating Activities     (24)     (24)     (12)       (12)    (150,739)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                   -        -        -          -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Issuance of common stock
 for cash                      -        -        -          -      150,773

 Net Cash Provided by
 Financing Activities          -        -        -          -      150,773

NET INCREASE (DECREASE)
 IN CASH                     (24)     (24)     (12)       (12)          34

CASH AT BEGINNING OF PERIOD   58      106       46         94            -

CASH AT END OF PERIOD       $ 34    $  82   $   34     $   82    $      34

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

Cash paid for:

 Interest                   $  -    $   -   $    -     $    -    $       -
 Income taxes               $  -    $   -   $    -     $    -    $       -

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended June 30, 2000.

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

Results of Operations.
----------------------

          During the quarterly period ended June 30, 2000, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income (loss) of $(1,781).

Liquidity.
----------

          At June 30, 2000, the Company had $34 in current assets, with total current liabilities of $29,234. Total stockholder's equity was $(29,200).

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

                                    New Environmental Technologies Corporation



Date: 1/16/01                       By/S/David C. Merrell
     --------------                 ------------------------------------------
                                    David C. Merrell
                                    Director and President


Date: 1/16/01                       By/S/Corie Merrell
     --------------                 ------------------------------------------
                                    Corie Merrell
                                    Secretary and Treasurer