Form 10QSB
period 2000-09-30
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-01-17
CIK 700764

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

             September 30, 2000 and December 31, 1999

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets
                              ASSETS

                                               September 30,     December 31,
                                                   2000             1999
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $                 22  $         58

  TOTAL ASSETS                            $                 22  $         58

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $             15,782  $     15,682
 Accounts payable - related party                       13,453        11,795

  Total Liabilities                                     29,235        27,477

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 and 2,620,326 shares
  issued and outstanding, respectively                   2,620         2,620
 Additional paid-in capital                            150,692       150,692
 Deficit accumulated during the development stage     (182,525)     (180,731)

  Total Stockholders' Equity (Deficit)                 (29,213)      (27,419)
  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                      $                 22  $         58

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     >From

                                                                 Inception on
                                 For the           For the        January 7,
                           Nine Months Ended  Three Months Ended 1982 Through
                              September 30,     September 30,    September 30,
                          2000        1999   2000         1999       2000
REVENUES              $        -   $      -    $       -   $      -  $      -

EXPENSES                   1,794      6,011           13      3,887   182,525

NET LOSS              $   (1,794)  $ (6,011)   $     (13)  $ (3,887)$(182,525)

BASIC NET LOSS PER
 SHARE OF COMMON
 STOCK                $    (0.00)  $  (0.00)   $   (0.00)  $  (0.00)

BASIC WEIGHTED
 AVERAGE NUMBER OF
 SHARES OUTSTANDING    2,620,326   2,620,326   2,620,326   2,620,326

                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)

Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)

Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -

Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -

Balance, December 31, 1985   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)

Net loss for the year ended
 December 31, 1999               -          -              -        (6,307)

Balance, December 31, 1999 2,620,326   $  2,620     $  150,692   $(180,731)

Net loss for  the nine months
 ended September 30, 2000
 (unaudited)                     -          -              -        (1,794)

Balance, September 30, 2000
 (unaudited)               2,620,326   $  2,620     $  150,692   $(182,525)

              NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                     (A Development Stage Company)
                       Statements of Cash Flows(Unaudited)
                                                                     >From

                                                                 Inception on
                                 For the           For the        January 7,
                           Nine Months Ended  Three Months Ended 1982 Through
                              September 30,     September 30,    September 30,
                          2000        1999   2000         1999       2000
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss              $  (1,794)   $ (6,011)  $    (13)  $  (3,887)$(182,525)
Adjustments to reconcile
net loss to net cash used
by operating activities:
 Stock issued for services    -           -          -           -     2,538
 Increase (decrease) in
 accounts payable         1,758       5,975          1       3,875    29,236

Net Cash Used by Operating
 Activities                 (36)        (36)       (12)        (12) (150,751)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                  -           -          -           -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Issuance of common stock
for cash                      -           -          -           -   150,773

Net Cash Provided by
Financing Activities          -           -          -           -   150,773

NET INCREASE (DECREASE)
 IN CASH                    (36)        (36)       (12)        (12)       22

CASH AT BEGINNING OF PERIOD  58         106         34          82         -

CASH AT END OF PERIOD      $ 22     $    70     $   22       $  70  $     22

CASH PAID FOR:

Interest                   $  -     $     -     $    -       $   -  $      -
Income taxes               $  -     $     -     $    -       $   -  $      -

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock and to seek a merger with an existing operating Company. However, management cannot provide any assurances that the company will be successful in accomplishing any of its plans.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended September 30, 2000.

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 2000, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $(1,794).

Liquidity.
----------

          At September 30, 2000, the Company had $22 in current assets, with total current liabilities of $29,235. Total stockholder's equity was ($27,123).

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

               27 Financial Data Schedule

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 New Environmental Technologies Corporation



Date: 1/16/01                           By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 1/16/01                           By/S/Corie Merrell
                                        -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer