Form 10KSB
period 2000-12-31
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-02-28
CIK 700764

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  002-76219NY
                                      -----------

              NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
              ------------------------------------------
          (Name of Small Business Issuer in its Charter)

            NEVADA                                         87-0564472
-------------------------------                   --------------------------
(State or Other Jurisdiction or                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

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

     (1)   Yes      No  X          (2)   Yes X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2000
- $0

For the Exhibit Index, see Part III, Item 13.   State the aggregate market
value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 26, 2001 - $497. There are approximately 497,431 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         February 26, 2001

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

     Sales of Unregistered Securities During the Past Five Years.
     ------------------------------------------------------------

                        Date              Number of          Aggregate
      Name            Acquired             Shares           Consideration(1)
      ----            --------            ---------         -------------

Steve Howell           8/2/95                30,000          Services
Angie C. Howell        8/2/95                30,000          Services
Michael C. Brown       10/4/95               25,000          Services
Corie Merrell          10/4/95              120,000          Services
Dan and Connie Ross    10/4/95               25,000          Services
Lois Fallentine        10/4/95               25,000          Services
Chiricahua Company(2)  10/4/95            2,002,895          Services
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

Holders.
--------

     The number of record holders of the Company's common stock as of the calendar year ended December 31, 2000 was approximately 859; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of February 26, 2001 there were approximately 859 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the year end December 31, 2000 or since 1989.

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

Results of Operations.
----------------------

     The Company discontinued its active operations in 1989. It received no revenues and had losses in the following calendar years ended December 31, 2000 and 1999 of ($9,011) and ($6,307), respectively.

Liquidity.
----------

     At December 31, 2000, the Company had $10 in cash. Expenses have been paid by an $13,453 loan by a principal stockholder, David C. Merrell, the Company's President.

Item 7.  Financial Statements.
------------------------------

For the periods ended December 31, 2000 and 1999

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 2000

                             CONTENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . 5

Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . 6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 9

Notes to the  Financial Statements . . . . . . . . . . . . . . . . . .  10

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New Environmental Technologies Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Environmental Technologies Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception on January 7, 1982 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Environmental Technologies Corporation (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on January 7, 1982 through December 31, 2000 in conformity with generally accepted accounting principles.

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

/S/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
February 19, 2001

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                             December 31,
                                                              2000
CURRENT ASSETS

 Cash                                                $                 10

  TOTAL ASSETS                                       $                 10


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $             22,987
 Accounts payable - related party (Note 2)                         13,453

  Total Liabilities                                                36,440

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 shares  issued and
  outstanding                                                       2,620
 Additional paid-in capital                                       150,692
 Deficit accumulated during the development stage                (189,742)

  Total Stockholders' Equity (Deficit)                            (36,430)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $       10

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations

                                                              From
                                                             Inception on
                                                            January 7,
                                 For the Years Ended       1982 Through
                                     December 31,          December 31,
                                 2000          1999           2000
REVENUES                        $       -     $       -     $       -

EXPENSES                            9,011         6,307       189,742

NET LOSS                        $  (9,011)     $ (6,307)    $(189,742)

BASIC AND DILUTED LOSS PER SHARE   $(0.00)       $(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              2,620,326     2,620,326

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                  Deficit

                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development

                              Shares      Amount       Capital     Stage

Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)

Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)

Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -


Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -

Balance, December 31, 1985   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)


Net loss for the year ended
 December 31, 1999               -          -              -        (6,307)

Balance, December 31, 1999 2,620,326   $  2,620     $  150,692   $(180,731)

Net loss for the year
 ended December 31, 2000         -          -              -        (9,011)

Balance,
December 31, 2000          2,620,326   $  2,620     $  150,692   $(189,742)

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                                                              From
                                                             Inception on
                                                            January 7,
                                 For the Years Ended       1982 Through
                                     December 31,          December 31,
                                 2000          1999           2000
CASH FLOW FROM OPERATING ACTIVITIES:

 Net loss                       $   (9,011)  $    (6,307)   $    (189,742)
 Adjustments to reconcile net
 (loss) to net cash used by
 operating activities:
  Common stock issued for services       -             -            2,538
 Changes in operating assets and
 liabilities:
   Accounts payable                  8,963         6,259           36,441

   Net Cash (Used) by Operating
   Activities                          (48)          (48)        (150,763)

CASH FLOWS FROM INVESTING ACTIVITIES:    -             -                -

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of common stock                -             -          150,773

   Net Cash Provided by Financing
   Activities                            -             -          150,773

NET INCREASE (DECREASE) IN CASH        (48)          (48)              10

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                    58           106                -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $    10       $    58         $     10

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

 Interest paid                     $     -       $     -         $      -
   Income taxes paid                 $     -       $     -         $      -


            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000

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

  b.  Basic Loss Per Share
                                        For the Year Ended
                                           December 31, 2000


                             Loss              Shares       Per Share
                          (Numerator)       (Denominator)     Amount

                         $      (9,011)      2,620,326    $    (0.00)


                                        For the Year Ended
                                          December 31, 1999


                             Loss              Shares       Per Share
                          (Numerator)       (Denominator)     Amount

                         $      (6,307)      2,620,326    $    (0.00)

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  b.  Basic Loss Per Share (Continued)

  The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

  c.  Provision for Taxes

  At December 31, 2000, the Company has net operating loss carryforwards of approximately $79,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company is uncertain if the net operating loss tax benefit will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

  The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                           For the Years Ended
                                                December 31,
                                         2000            1999
  Income tax benefit at statutory rate    $   3,424   $    2,397
  Change in valuation allowance              (3,424)      (2,397)
                                          $       -   $        -

  Deferred tax assets (liabilities) are comprised of the following:

                                           For the Years Ended
                                                December 31,

                                         2000            1999
  Income tax benefit at statutory rate    $  30,000   $   68,600
  Change in valuation allowance             (30,000)     (68,600)
                                          $       -   $        -

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

  d.  Related Party Transactions

  A related party has loaned the Company $13,453 for operating working capital. This amount is non-interest bearing and due on demand.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the calendar years ending December 31, 2000 and 1999, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.
                                       Date of             Date of
                     Positions            Election or       Termination
   Name                  Held           Designation       Resignation
   ----                 -----------        -----------      --------------
Corie Merrell       Director                1/95               *
                    Secretary/              1/95               *
                    Treasurer

David C. Merrell    President               8/94               *
                    Director
                    Secretary/              8/94              1/95
                    Treasurer

John H. Albright    Director                1/82              8/94
                    President               1/82              8/94

Generoso Panaro     Director                1/82              8/94
                    Secretary/              1/82              8/94
                    Treasurer               1/82              8/94

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

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Corie Merrell 12/31/00   0     0     0         0        0      0       0
Sec/Tres      12/31/99   0     0     0         0        0      0       0
Director

David C.      12/31/00   0     0     0         0        0      0       0
Merrell       12/31/99   0     0     0         0        0      0       0
President
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2000 and 1999, or the period ending on the date of this report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 2000 and 1999, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/99    12/31/00 and Currently
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

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 1999 and 2000, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/90    12/31/00 and currently
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
------
          (i)

            None.

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

                                   NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 2/27/01                      By/s/David C. Merrell
                                     David C. Merrell, President and
                                     Director


Date: 2/27/01                      By/s/Corie Merrell
                                     Corie Merrell, Secretary/Treasurer and
                                     Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 2/27/01                      By/s/David C. Merrell
                                     David C. Merrell, President and
                                     Director


Date: 2/27/01                      By/s/Corie Merrell
                                    Corie Merrell, Secretary/Treasurer and
                                    Director