Form 10QSB
period 2001-03-31
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-05-21
CIK 700764

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                            March 31, 2001

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

               March 31, 2001 and December 31, 2000

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 March 31,        December 31,
                                                   2001             2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             -       $          10

  TOTAL ASSETS                            $             -       $          10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                     $        27,506     $        22,987
     Accounts payable - related party              17,154              13,453

          Total Liabilities                        44,660              36,440

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock authorized 100,000,000 shares
      at $0.001 par value; 2,620,326 and
      2,620,326 shares issued and outstanding,
      respectively                                  2,620               2,620
     Additional paid-in capital                   150,692             150,692
     Deficit accumulated during the development
      stage                                      (197,972)           (189,742)

          Total Stockholders' Equity (Deficit)    (44,660)            (36,430)

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                   $        -     $            10

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                Inception on
                                            For the              January 7,
                                       Three Months Ended       1982 Through
                                            March 31,              March 31,
                                      2001          2000             2001
REVENUES                       $             -      $        -   $        -

EXPENSES                                 8,231           1,612      197,973

NET LOSS                       $        (8,231)     $   (1,612)  $ (197,973)

BASIC NET LOSS PER
 SHARE OF COMMON
 STOCK                         $         (0.00)     $    (0.00)

BASIC WEIGHTED
 AVERAGE NUMBER OF
 SHARES OUTSTANDING                  2,620,326       2,620,326

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage

Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)

Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)

Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -


Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -

Balance, December 31, 1985   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)


Net loss for the year ended
 December 31, 1999               -          -              -        (6,307)

Balance, December 31, 1999 2,620,326   $  2,620     $  150,692   $(180,731)

Net loss for the year
 ended December 31, 2000         -          -              -        (9,011)

Balance,
December 31, 2000          2,620,326   $  2,620     $  150,692   $(189,742)

Net loss for the three
months ended March 31,
2001 (unaudited)                 -          -              -        (8,230)


Balance, March 31, 2001
 (unaudited)               2,620,326    $ 2,620     $  150,692   $ 197,972

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                                Inception on
                                            For the              January 7,
                                       Three Months Ended       1982 Through
                                            March 31,              March 31,
                                      2001          2000             2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                            $    (8,230)  $    (1,638)  $(197,972)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services                  -             -         2,538
   Increase (decrease) in accounts
    payable                                 8,220         1,626      44,661

         Net Cash Used by Operating
         Activities                           (10)          (12)   (150,773)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                  -             -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash           -             -       150,773

   Net Cash Provided by Financing
    Activities                                -             -       150,773

NET INCREASE (DECREASE)
 IN CASH                                      (10)          (12)        -

CASH AT BEGINNING OF PERIOD                    10            58         -

CASH AT END OF PERIOD                  $      -       $      46   $     -

CASH PAID FOR:

  Interest                             $      -       $     -     $     -
  Income taxes                         $      -       $     -     $     -

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -                   GOING CONCERN

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended March 31, 2001.

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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 2001, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $(8,231).

Liquidity.
----------

          At March 31, 2001, the Company had $0 in current assets, with total current liabilities of $44,660. Total stockholder's equity was ($44,660).

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

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 New Environmental Technologies Corporation



Date: 5/21/2001                       By/S/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 5/21/2001                       By/S/Corie Merrell
     --------------                     -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer