Form 10QSB
period 2001-09-30
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-11-14
CIK 700764

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                         September 30, 2001

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

                       FINANCIAL STATEMENTS

            September 30, 2001 and December 31, 2000

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                             September 30,      December 31,
                                                   2001             2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                             $       -      $         10
                                                  ---------      ------------
  TOTAL ASSETS                                    $       -      $         10
                                                  =========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                             $  27,506      $    22,987
     Accounts payable - related party                18,681           13,453
                                                  ---------      -----------
          Total Liabilities                          46,187           36,440
                                                  ---------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock authorized 100,000,000 shares at
      $0.001 par value; 2,620,326 and 2,620,326
      shares issued and outstanding, respectively     2,620            2,620
     Additional paid-in capital                     150,692          150,692
     Deficit accumulated during the development
      stage                                        (199,499)        (189,742)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)      (46,187)         (36,430)
                                                  ---------       ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                     $       -         $      10
                                                 =========         =========

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     >From

                                                                 Inception on
                               For the           For the          January 7,
                          Nine Months Ended Three Months Ended   1982 Through
                           September 30,      September 30,      September 30,
                           2001      2000     2001        2000       2001
REVENUES                  $      -  $      -  $      -   $     -   $       -

EXPENSES                     9,757     1,794       865        13     199,499
                          --------  --------  --------   -------   ---------
NET LOSS                  $ (9,757) $ (1,794) $   (865)  $   (13)  $(199,499)
                          ========  ========  ========   =======   =========
BASIC LOSS PER SHARE      $  (0.00) $  (0.00) $  (0.00)  $ (0.00)
                          ========  ========  ========   =======
BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING             2,620,326  2,620,326  2,620,326  2,620,326
                         =========  =========  =========  =========
The accompanying notes are an integral part of these financial statements.

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

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, December 31, 1986   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -

Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -

Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -

Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -

Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -

Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -

Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -

Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)

Balance, December 31, 1994   142,431        142        150,692    (117,650)

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                       160,000        160            -           -

Common stock issued for
 services at $0.001 per
 share                     2,197,895      2,198            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)


Net loss for the year ended
 December 31, 1999               -          -              -        (6,307)

Balance, December 31, 1999 2,620,326   $  2,620     $  150,692   $(180,731)

Net loss for the year
 ended December 31, 2000         -          -              -        (9,011)

Balance,
December 31, 2000          2,620,326   $  2,620     $  150,692   $(189,742)

Net loss for the nine months
 ended September 30, 2001
 (unaudited)                     -          -              -        (9,757)

Balance, September 30, 2001
 (unaudited)               2,620,326   $  2,620     $  150,692   $(199,499)

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                      >From

                                                                  Inception on
                                             For the               January 7,
                                       Nine Months Ended          1982 Through
                                         September 30,           September 30,
                                      2001            2000             2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                            $      (9,757)  $   (1,794)  $(199,499)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services                    -            -         2,538
   Increase (decrease) in accounts payable
    and accounts payable - related            9,747        1,758      46,188
                                       ------------   ----------   ---------
        Net Cash Used by Operating
        Activities                              (10)         (36)   (150,773)
                                       ------------   ----------   ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                                    -            -           -
                                       ------------   ----------   ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash             -            -       150,773
                                       ------------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                  -            -       150,773
                                       ------------   ----------   ---------
NET INCREASE (DECREASE)
 IN CASH                                        (10)         (36)        -

CASH AT BEGINNING OF PERIOD                      10           58         -
                                       ------------   ----------   ---------
CASH AT END OF PERIOD                  $        -     $       22   $     -
                                       ============   ==========   =========
CASH PAID FOR:

  Interest                                $     -         $  -     $     -
  Income taxes                            $     -         $  -     $     -

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
            September 30, 2001 and December 31, 2000


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended September 30, 2001.

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 2001, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $(865), as compared to the quarterly period ended September 30, 2000, when the Company received total revenues of $0 and had a net loss of $(13).

          During the nine months ended September 30, 2001, the Company had no business operations. During the nine months ended September 30, 2001, the Company received total revenues of $0 and had a net loss of $(9,757), as compared to the nine months ended September 30, 2000, when the Company received total revenues of $0 and had a net loss of $(1,794).

Liquidity.
----------

          At September 30, 2001, the Company had $0 in current assets, with total current liabilities of $46,187. Total stockholders' equity was ($46,187).

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                 New Environmental Technologies Corporation



Date: 11/14/01                        By/s/David S. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 11/14/01                        By/S/Corie Merrell
     --------------                     -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer