Form 10KSB/A
period 1999-12-31
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2001-11-26
CIK 700764

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                         FORM 10-KSB/A-1

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

     November 20, 2001 - $497. There are approximately 497,428 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         November 20, 2001

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

Holders.
--------

     The number of record holders of the Company's common stock as of the calendar year ended December 31, 1998 was approximately 853; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of November 20, 2001, there were approximately 859 stockholders.

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

Results of Operations.
----------------------

     The Company discontinued its active operations in 1989. It received no revenues and had losses in the following calendar years ended December 31, 1999, 1998 and 1997 of ($6,307), ($2,479) and ($3,517), respectively.

Liquidity.
----------

     At December 31, 1999, the Company had $58 in cash. Expenses have been paid by an $11,795 loan by a principal stockholder, David C. Merrell, the Company's President.

Item 7.  Financial Statements.
------------------------------

For the years ended December 31, 1999 and 1998

     Independent Auditors' Report

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

For the years ended December 31, 1998 and 1997

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

               NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                      (A Development Stage Company)

                           FINANCIAL STATEMENT

                       December 31, 1998 and 1997

                      INDEPENDENT AUDITORS  REPORT

To the Board of Directors
New Environmental Technologies Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Environmental Technologies Corporation (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 1998 and 1997 and from inception on January 7, 1982 through December 31, 1998. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Environmental Technologies Corporation (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and from inception on January 17, 1982 through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
August 18, 1999

                  NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                      (A Development Stage Company)
                              Balance Sheet

                                  ASSETS

                                                     December 31,
                                                        1998
CURRENT ASSETS
 Cash                                                $      106
                                                     ----------
  TOTAL ASSETS                                       $      106
                                                     ==========

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $   13,808
 Accounts payable - related party (Note 2)                7,410
                                                     ----------
  Total Liabilities                                      21,218
                                                     ----------
STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 shares  issued and
  outstanding                                             2,620
 Additional paid-in capital                             150,692
 Deficit accumulated during the development stage      (174,424)
                                                     ----------
  Total Stockholders  Equity (Deficit)                  (21,112)
                                                     ----------
  TOTAL LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)                                 $      106
                                                     ==========

The accompanying notes are an integral part of these financial statements.

               NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                      (A Development Stage Company)
                        Statements of Operations
                                                            From
                                                        Inception on
                                                         January 7,
                                   For the Years Ended  1982 Through
                                      December 31,      December 31,
                                1998           1997        1998

REVENUES                        $       -   $     -     $       -

EXPENSES                            2,479     3,517       174,424
                                ---------   -------     ---------
NET LOSS                        $  (2,479)  $(3,517)    $(174,424)
                                =========   =======     =========
BASIC LOSS PER SHARE            $   (0.00)  $ (0.00)
                                =========   =======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                    2,620,326  2,620,326
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

                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
               Statements of Stockholders  Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, December 31, 1994   142,431        142        150,692   (117,650)

Common stock issued for
 services at $0.001 per
 share                     2,357,895      2,358            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)

The accompanying notes are an integral part of these financial statements.

                 NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
                          Statements of Cash Flows
                                                            From
                                                        Inception on
                                                         January 7,
                                   For the Years Ended  1982 Through
                                      December 31,      December 31,
                                1998           1997        1998
CASH FLOW FROM OPERATING ACTIVITIES:

    Net loss                 $  (2,479)    $ (3,517)    $(174,424)
    Adjustments to reconcile
     net (loss) to net cash
     used by operating
     activities:
     Common stock issued
     for services                  -            -           2,538
    Changes in operating assets
    and liabilities:
     Accounts payable            2,412        3,450        21,219
                             ---------     --------     ---------
      Net Cash (Used) by
      Operating Activities         (67)         (67)     (150,667)
                             ---------     --------     ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:                        -            -             -
                             ---------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of common stock       -            -         150,773
                             ---------     --------     ---------
      Net Cash Provided by
      Financing Activities         -            -         150,773
                             ---------     --------     ---------
NET INCREASE (DECREASE) IN CASH    (67)         (67)          106

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD               173          240           -
                             ---------     --------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                  $  106        $ 173       $   106
                             =========     ========     =========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

    Interest paid               $  -          $ -         $   -
    Income taxes paid           $  -          $ -         $   -

The accompanying notes are an integral part of these financial statements.

                  NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
                      Notes to the Financial Statements
                          December 31, 1998 and 1997


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

  c.   Provision for Taxes

  At December 31, 1998, the Company has net operating loss carryforwards of approximately $132,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes that the net operating loss tax benefit will expire unused.

                  NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       (A Development Stage Company)
                      Notes to the Financial Statements
                          December 31, 1998 and 1997

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  d.   Related Party Transactions

  Included in accounts payable is $7,410 due to a controlling shareholder.

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

NOTE 4 -  GOING CONCERN

  The Company s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing, operating company. In the interim, management has committed to covering all operating and other costs.

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

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation awards$    #       $         sation$
------------------------------------------------------------------------------
Corie Merrell 12/31/99   0     0     0         0        0      0       0
Sec/Tres      12/31/98   0     0     0         0        0      0       0
Director      12/31/97   0     0     0         0        0      0       0

David C.      12/31/99   0     0     0         0        0      0       0
Merrell       12/31/98   0     0     0         0        0      0       0
President     12/31/97   0     0     0         0        0      0       0
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1999, 1998 and 1997 or the period ending on the date of this report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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
------
          (i)

Articles of Incorporation of All Things Inc. dated   3.1**
January 7, 1982

Articles of Amendment to the Articles of             3.2**
Incorporation respecting a name change
dated March 21, 1995.

Certificate of Amendment to the Articles             3.3**
of Incorporation respecting a reverse
split dated November 1, 1995

Financial Data Schedule                             27**

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

                                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 11/25/01                  By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 11/25/01                  By/s/Corie Merrell
                                Corie Merrell, Secretary/Treasurer and
                                Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 11/25/01                  By/s/David C. Merrell
                                David C. Merrell, President and Director


Date: 11/25/01                  By/s/Corie Merrell
                                Corie Merrell, Secretary/Treasurer and
                                Director