Form 10KSB
period 2001-12-31
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2002-02-27
CIK 700764

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  002-76219NY
                                      -----------

              NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
              ------------------------------------------
          (Name of Small Business Issuer in its Charter)

            NEVADA                                         87-0564472
            ------                                         ----------
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

     (1)   Yes      No  X          (2)   Yes X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2001,
-$0-.

For the Exhibit Index, see Part III, Item 13.
     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 6, 2002 - $497.43. There are approximately 497,431 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         February 15, 2002

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

Holders.
--------

     The number of record holders of the Company's common stock as of the calendar year ended December 31, 2001 was approximately 859; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of February 15, 2002 there were approximately 859 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the year end December 31, 2001 or since 1989.

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

Results of Operations.
----------------------

     The Company discontinued its active operations in 1989. It received no revenues and had losses in the following calendar years ended December 31, 2000 and 2001 of ($9,011) and ($19,461), respectively.

Liquidity.
----------

     At December 31, 2001, the Company had no cash. Expenses have been paid by an $18,992 loan by a principal stockholder, David C. Merrell, the Company's President.

Item 7.  Financial Statements.
------------------------------

For the periods ended December 31, 2001 and 2000

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 2001

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

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New Environmental Technologies Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Environmental Technologies Corporation (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from inception on January 7, 1982 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Environmental Technologies Corporation (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception on January 7, 1982 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


/s/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
February 1, 2002

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                             December 31,
                                                              2001
CURRENT ASSETS

 Cash                                                $                  -

  TOTAL ASSETS                                       $                  -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $             34,591
 Accounts payable - related party (Note 2)                         18,992
 Accrued interest payable - related party                           2,308

  Total Liabilities                                                55,891

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 shares  issued and
  outstanding                                                       2,620
 Additional paid-in capital                                       150,692
 Deficit accumulated during the development stage                (209,203)

  Total Stockholders' Equity (Deficit)                            (55,891)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $        -

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations

                                                              From
                                                             Inception on
                                                            January 7,
                                 For the Years Ended       1982 Through
                                     December 31,          December 31,
                                 2001          2000           2001
REVENUES                        $       -     $       -     $       -

EXPENSES                           19,461         9,011       208,203

NET LOSS                        $ (19,461)    $  (9,011)    $(208,203)

BASIC AND DILUTED LOSS PER SHARE   $(0.01)       $(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              2,620,326     2,620,326

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

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage

Balance, December 31, 1994   142,431        142        150,692    (117,650)

Common stock issued for
 services at $0.001 per
 share                     2,357,895      2,358            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)

Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)

Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)

Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)

Balance, December 31, 1998 2,620,326   $  2,620     $  150,692   $(174,424)


Net loss for the year ended
 December 31, 1999               -          -              -        (6,307)

Balance, December 31, 1999 2,620,326   $  2,620     $  150,692   $(180,731)

Net loss for the year
 ended December 31, 2000         -          -              -        (9,011)

Balance,
December 31, 2000          2,620,326   $  2,620     $  150,692   $(189,742)

Net loss for the year
ended December 31, 2001          -          -              -       (19,461)

Balance, December 31, 2001 2,620,326   $  2,620     $  150,692   $(209,203)

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                                                              From
                                                             Inception on
                                                            January 7,
                                 For the Years Ended       1982 Through
                                     December 31,          December 31,
                                 2001          2000           2001
CASH FLOW FROM OPERATING ACTIVITIES:

 Net loss                       $  (19,461)  $    (9,011)   $    (209,203)
 Adjustments to reconcile net
 (loss) to net cash used by
 operating activities:
  Common stock issued for services       -             -            2,538
 Changes in operating assets and
 liabilities:
   Accounts payable                 19,451         8,963           55,892

   Net Cash (Used) by Operating
   Activities                          (10)          (48)        (150,763)

CASH FLOWS FROM INVESTING ACTIVITIES:    -             -                -

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of common stock                -             -          150,773

   Net Cash Provided by Financing
   Activities                            -             -          150,773

NET INCREASE (DECREASE) IN CASH        (10)          (48)               -

CASH AT BEGINNING OF PERIOD             10            58                -

CASH AT END OF PERIOD              $     -       $    10         $      -

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

 Interest paid                     $     -       $     -         $      -
 Income taxes paid                 $     -       $     -         $      -

SCHEDULE OF NON CASH FINANCING
ACTIVITIES

 Stock issued for services         $     -       $     -         $  2,538

The accompanying notes are an integral part of these financial statement.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                   December 31, 2001 and 2000
NOTE 1 -  ORGANIZATION

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

     b.  Basic Loss Per Share

     Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                 For the Years Ended
                                                      December 31,
                                                   2001       2000

  Loss per share:

  Numerator - net loss                              (19,461)    (9,011)

  Denominator - weighted average
    number of shares outstanding                  2,620,326  2,620,326

  Loss per share                                $     (0.01) $   (0.00)

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  c.  Provision for Taxes

  At December 31, 2001, the Company has net operating loss carryforwards of approximately $97,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company is uncertain if the net operating loss tax benefit will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

  The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                          For the Years Ended
                                             December 31,
                                            2001           2000


  Income tax benefit at statutory rate    $   7,426  $    3,424
  Change in valuation allowance              (7,426)     (3,424)

                                          $       -  $        -

  Deferred tax assets (liabilities) are comprised of the following:

                                          For the Years Ended
                                             December 31,
                                            2001           2000

  Income tax benefit at statutory rate    $   37,426  $   30,000
  Change in valuation allowance              (37,426)    (30,000)

                                          $        -  $        -

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

  d.  Related Party Transactions

  A related party has loaned the Company $18,992 for operating working capital. This amount bears interest at 8%, is secure and due upon demand.

           NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                 (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000


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

  f.  Change in Accounting Principles

  During the years ended December 31, 2001, and 2000, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)," FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was no significant.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent fiscal years or any interim period. Due to the Company's lack of significant business operations since approximately 1989, present management deemed it to be in the best interests of the Company to appoint a new independent accountant to audit its financial statements. Accordingly, the Board of Directors unanimously resolved to retain the services of HJ & Associates, LLC, Certified Public Accountants.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of the Company for the calendar years ending December 31, 2001 and 2000, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held             Designation       Resignation
   ----                 ----             -----------       -----------
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

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Corie Merrell 12/31/01   0     0     0         0        0      0       0
Sec/Tres      12/31/00   0     0     0         0        0      0       0
Director      12/31/99   0     0     0         0        0      0       0

David C.      12/31/01   0     0     0         0        0      0       0
Merrell       12/31/00   0     0     0         0        0      0       0
President     12/31/99   0     0     0         0        0      0       0
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2001, 2000 and 1999, or the period ending on the date of this report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 2001 and 2000, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/00    12/31/01 and Currently
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

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2000 and 2001, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/00    12/31/01 and currently
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

                                   NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 2/26/02                      By/s/David C. Merrell
                                     David C. Merrell, President and
                                     Director


Date: 2/26/02                      By/s/Corie Merrell
                                     Corie Merrell, Secretary/Treasurer and
                                     Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 2/26/02                      By/s/David C. Merrell
                                     David C. Merrell, President and
                                     Director


Date: 2/26/02                      By/s/Corie Merrell
                                    Corie Merrell, Secretary/Treasurer and
                                    Director