Form 10QSB
period 2002-03-31
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2002-05-08
CIK 700764

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                            March 33, 2002

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

              March 31, 2002 and December 31, 2001

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                March 31,      December 31,
                                                   2002             2001
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                             $       -      $          -
                                                  ---------      ------------
  TOTAL ASSETS                                    $       -      $          -
                                                  =========      ============
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                             $  36,176      $    34,591
     Accounts payable - related party                21,040           18,992
     Accrued interest payable - related party         2,708            2,308
                                                  ---------      -----------
          Total Liabilities                          59,924           55,891
                                                  ---------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock authorized 100,000,000 shares at
      $0.001 par value; 2,620,326 and 2,620,326
      shares issued and outstanding, respectively     2,620            2,620
     Additional paid-in capital                     150,692          150,692
     Deficit accumulated during the development
      stage                                        (213,236)        (209,203)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)      (59,924)         (55,891)
                                                  ---------       ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                     $       -         $       -
                                                 =========         =========

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                      From
                                                                 Inception on
                                         For the                  January 7,
                                    Three Months Ended           1982 Through
                                        March 31,                   March 31,
                                     2002            2001             2002
REVENUES                           $    -        $     -        $     -

EXPENSES                              4,033          8,231        213,236
                                   --------      ---------      ---------
NET LOSS                           $ (4,033)     $  (8,231)     $(213,236)
                                   ========      =========      =========
BASIC NET LOSS PER SHARE OF
 COMMON STOCK                      $  (0.00)     $   (0.00)
                                   ========      =========
BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING            2,620,326      2,620,326
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

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, December 31, 2000 2,620,326      2,620        150,692   $(189,742)


Net loss for the year
ended December 31, 2002            -          -              -     (19,461)

Balance, December 31, 2001 2,620,326      2,620        150,692    (209,203)

Net loss for the three
months ended March 31, 2002
(unaudited)                        -          -              -      (4,033)

Balance, March 31, 2002
(unaudited)                2,620,326    $ 2,620      $ 150,692   $ 213,236

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                      From
                                                                  Inception on
                                             For the               January 7,
                                       Three Months Ended         1982 Through
                                            March 31,                March 31,
                                      2002            2001             2002
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                            $      (4,033)  $   (8,230)  $(213,236)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services                    -            -         2,538
   Increase (decrease) in accounts payable
    and accounts payable - related party      4,033        8,220      59,925
                                       ------------   ----------   ---------
        Net Cash Used by Operating
        Activities                              -            (10)   (150,773)
                                       ------------   ----------   ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                                    -            -           -
                                       ------------   ----------   ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash             -            -       150,773
                                       ------------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                  -            -       150,773
                                       ------------   ----------   ---------
NET INCREASE (DECREASE)
 IN CASH                                        -            (10)        -

CASH AT BEGINNING OF PERIOD                     -             10         -
                                       ------------   ----------   ---------
CASH AT END OF PERIOD                  $        -     $        -   $     -
                                       ============   ==========   =========
CASH PAID FOR:

  Interest                                $     -         $  -     $     -
  Income taxes                            $     -         $  -     $     -

SCHEDULE OF NON CASH FINANCING
ACTIVITIES

  Stock issued for services               $     -         $  -     $   2,538

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2002 and December 31, 2000


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended March 31, 2002.

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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 2002, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of ($4,033), as compared to the quarterly period ended March 31, 2001, when the Company received total revenues of $0 and had a net loss of ($8,231).

Liquidity.
----------

          At March 31, 2002, the Company had $0 in current assets, with total current liabilities of $59,924. Total stockholders' equity was ($59,924).

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

                                 New Environmental Technologies Corporation



Date: 5/8/02                     By/s/David S. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 5/8/02                     By/S/Corie Merrell
     --------------                     -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer