Form 10QSB
period 2002-06-30
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2002-07-16
CIK 700764

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                            June 30, 2002

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

               June 30, 2002 and December 31, 2001

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 June 30,      December 31,
                                                   2002             2001
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                             $       -      $          -
                                                  ---------      ------------
  TOTAL ASSETS                                    $       -      $          -
                                                  =========      ============
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                             $  36,807      $    34,591
     Accounts payable - related party                21,584           18,992
     Accrued interest payable - related party         3,119            2,308
                                                  ---------      -----------
          Total Liabilities                          61,510           55,891
                                                  ---------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock authorized 100,000,000 shares at
      $0.001 par value; 2,620,326 shares issued and outstanding     2,620
     2,620
     Additional paid-in capital                     150,692          150,692
     Deficit accumulated during the development
      stage                                        (214,822)        (209,203)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)      (61,510)         (55,891)
                                                  ---------       ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                     $       -         $       -
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

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     >From

                                                                 Inception on
                               For the           For the          January 7,
                           Three Months Ended Six Months Ended   1982 Through
                               June 30,          June 30,          June 30,
                           2002      2001     2002        2001       2002
REVENUES                  $      -  $      -  $      -   $     -   $       -

EXPENSES                     1,586       661     5,619     8,892     214,822

NET LOSS                  $ (1,586) $   (661) $ (5,619)  $(8,892)  $(214,822)

LOSS PER SHARE
 OF COMMON STOCK          $  (0.00) $  (0.00) $  (0.00)  $ (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING
 OUTSTANDING             2,620,326  2,620,326  2,620,326  2,620,326

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, December 31, 2000 2,620,326      $2,620        $150,692   $(189,742)

Net loss for the year
ended December 31, 2001            -          -              -     (19,461)

Balance, December 31, 2001 2,620,326      2,620        150,692    (209,203)

Net loss for the six
months ended June 30, 2002
(unaudited)                        -          -              -      (5,619)

Balance, June 30, 2002
(unaudited)                2,620,326    $ 2,620      $ 150,692   $(214,822)

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                      >From
                                                                  Inception on
                                             For the               January 7,
                                        Six Months Ended         1982 Through
                                            June 30,                June 30,
                                      2002            2001             2002
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                                $  (5,619)  $   (8,892)  $(214,822)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services                      -            -       2,538
   Changes in operating assets and
   liabilities:
   Increase (decrease) in accounts payable    2,216
   Increase (decrease) in accounts payable
   - related party and accrued interest       3,403        8,882      61,511
                                         ---------   ----------   ---------
        Net Cash Used by Operating
        Activities                                -          (10)   (150,773)
                                          ---------   ----------   ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                                      -            -           -
                                          ---------   ----------   ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash               -            -     150,773
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                    -            -     150,773
                                          ---------   ----------   ---------
NET INCREASE (DECREASE)
 IN CASH                                          -          (10)          -


CASH AT BEGINNING OF PERIOD                       -           10           -

                                          ---------   ----------   ---------
CASH AT END OF PERIOD                     $       -   $        -   $       -

                                          =========   ==========   =========
CASH PAID FOR:

  Interest                                $       -   $        -   $       -

  Income taxes                            $       -   $        -   $       -

SCHEDULE OF NON CASH FINANCING
ACTIVITIES

  Stock issued for services               $       -   $        -   $   2,538

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                June 30, 2002 and December 31, 2000

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.
     Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 1, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

      In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended June 30, 2002.

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

Results of Operations.
----------------------

          During the quarterly period ended June 30, 2002, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $1,586, as compared to the quarterly period ended June 30, 2001, when the Company received total revenues of $0 and had a net loss of $661.

          For the six months ended June 30, 2002, the Company received total revenues of $0 and had a net loss of $5,619, as compared to the six months ended June 30, 2001, when the Company received total revenues of $0 and had a net loss of $8,892.

Liquidity.
----------

          At June 30, 2002, the Company had $0 in current assets, with total current liabilities of $61,510. Total stockholders' equity was ($61,510).

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

                                 New Environmental Technologies Corporation



Date: 7/15/02                    By/s/David S. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 7/15/02                    By/S/Corie Merrell
     --------------                     -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer