Form 10QSB
period 2002-09-30
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2002-10-15
CIK 700764

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                          September 30, 2002

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

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

             September 30, 2002 and December 31, 2001

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                               September 30,      December 31,
                                                   2002             2001
                                                (Unaudited)
CURRENT ASSETS

 Cash                                             $       -      $          -
                                                  ---------      ------------
  Total Current Assets                            $       -      $          -
                                                  ---------      ------------
  TOTAL ASSETS                                    $       -      $          -
                                                  =========      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                 $  37,707      $    34,591
 Accounts payable - related party                    22,331           18,992
 Accrued interest payable - related party             3,547            2,308
                                                  ---------      -----------
  Total Current Liabilities                          63,585           55,891
                                                  ---------      -----------
  Total Liabilities                                  63,585           55,891
                                                  ---------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock authorized 100,000,000 shares at
      $0.001 par value; 2,620,326 shares issued
      and outstanding                                 2,620            2,620
     Additional paid-in capital                     150,692          150,692
     Deficit accumulated during the development
      stage                                        (216,897)        (209,203)
                                                  ---------       ----------
          Total Stockholders' Equity (Deficit)      (63,585)         (55,891)
                                                  ---------       ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                      $       -       $        -
                                                  =========       ==========

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                               For the           For the          January 7,
                           Three Months Ended Nine Months Ended  1982 Through
                             September 30,      September 30,    September 30,
                           2002      2001     2002        2001       2002
REVENUES                  $      -  $      -  $      -   $     -   $       -
                          --------  --------  --------   -------   ---------
EXPENSES                     2,075       865     7,694     9,757     216,897
                          --------  --------  --------   -------   ---------
NET LOSS                  $ (2,075) $   (865) $ (7,694)  $(9,757)  $(216,897)
                          ========  ========  ========   =======   =========
LOSS PER SHARE
 OF COMMON STOCK          $  (0.00) $  (0.00) $  (0.00)  $ (0.00)
                          ========  ========  ========   =======
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING
 OUTSTANDING             2,620,326  2,620,326  2,620,326  2,620,326
                         =========  =========  =========  =========

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, December 31, 2000 2,620,326      $2,620        $150,692   $(189,742)

Net loss for the year
ended December 31, 2001            -          -              -     (19,461)

Balance, December 31, 2001 2,620,326      2,620        150,692    (209,203)

Net loss for the nine
months ended September
30, 2002 (unaudited)               -          -              -      (7,694)

Balance, September 30,
2002 (unaudited)           2,620,326    $ 2,620      $ 150,692   $(216,897)

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                     From
                                                                  Inception on
                                             For the               January 7,
                                        Nine Months Ended         1982 Through
                                         September 30,           September 30,
                                      2002            2001             2002
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                                $  (7,694)  $   (9,757)  $(216,897)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Stock issued for services                      -            -       2,538
   Changes in operating assets and
   liabilities:
   Increase (decrease) in accounts payable    3,116            -      37,707
   Increase (decrease) in accounts payable
   - related party and accrued interest       4,578        9,747      25,878
                                          ---------   ----------   ---------
        Net Cash Used by Operating
        Activities                                -          (10)   (150,773)
                                          ---------   ----------   ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                                      -            -           -
                                          ---------   ----------   ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Issuance of common stock for cash               -            -     150,773
                                          ---------   ----------   ---------
   Net Cash Provided by Financing
    Activities                                    -            -     150,773
                                          ---------   ----------   ---------
NET DECREASE IN CASH                              -          (10)          -

CASH AT BEGINNING OF PERIOD                       -           10           -
                                          ---------   ----------   ---------
CASH AT END OF PERIOD                     $       -   $        -   $       -
                                          =========   ==========   =========
CASH PAID FOR:

  Interest                                $       -   $        -   $       -
  Income taxes                            $       -   $        -   $       -

SCHEDULE OF NON CASH FINANCING
ACTIVITIES

  Stock issued for services               $       -   $        -   $   2,538

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2002 and December 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.
     Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1985, or during the quarterly period ended September 30, 2002.

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

Results of Operations.
----------------------

         During the quarterly period ended September 30, 2002, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $2,075, as compared to the quarterly period ended September 30, 2001, when the Company received total revenues of $0 and had a net loss of $865.

          For the nine months ended September 30, 2002, the Company received total revenues of $0 and had a net loss of $7,694, as compared to the nine months ended September 30, 2001, when the Company received total revenues of $0 and had a net loss of $9,757.

Liquidity.
----------

          At June 30, 2002, the Company had $0 in current assets, with total current liabilities of $63,585. Total stockholders' equity was ($63,585).

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

                                 New Environmental Technologies Corporation



Date: 10/15/02                   By/s/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 10/15/02                   By/S/Corie Merrell
     --------------                     -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of New Environmental Technologies Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I (We), Name, Title(s) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/David C. Merrell
President and Director
10/15/02

/s/Corie Merrell
Secretary and Treasurer
10/15/02