Form 10QSB/A
period 2002-09-30
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2002-11-06
CIK 700764

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-1


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

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         New Environmental's President and Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of November 6, 2002, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 5, 2002.

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

                                 New Environmental Technologies Corporation



Date: 11/5/02                           By/s/David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date: 11/6/02                           By/S/Corie Merrell
     --------------                     -------------------------------------
                                        Corie Merrell
                                        Secretary and Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the amended Quarterly report of New Environmental Technologies Corporation (the "Company") on Form 10-QSB/A-1 for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, David C. Merrell, President and Corie Merrell, Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/David C. Merrell
President and Director
11/6/02

/s/Corie Merrell
Secretary and Treasurer
11/6/02