Form 10KSB
period 2002-12-31
NEW ENVIRONMENTAL TECHNOLOGIES CORP
filed 2003-03-25
CIK 700764

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002
                               -----------------

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
(State or Other Jurisdiction or                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

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

     (1)   Yes X    No            (2)   Yes      No X
              ---                          ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2002; None.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 19, 2003 - $497.43. There are approximately 497,431 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there has been a limited "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     None; not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes     No
                                                       ---    ---

     None; not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     March 19, 2003; 2,620,326.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X    No
                                                   ---      ---
                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Corporate Developments.
     -----------------------

     New Environmental Technologies Corporation (our "Company") was organized under the laws of the State of Nevada on January 7, 1982, under the name "All Things, Inc." Our Company was formed for the purpose of
engaging in all lawful businesses.   Our Company's initial authorized
capital consisted of 100,000,000 shares of $0.001 par value common voting stock.

     On March 21, 1985, Our Company's name was changed to "New Environmental Technologies Corporation."

     Effective November 11, 1995, and in accordance with the Nevada Revised Statutes, the Board of Directors of our Company, with the written consent of President and Director, unanimously resolved to reverse split the outstanding shares of its common stock on a basis of 250 for one while retaining its authorized capital, with appropriate adjustments in the stated capital and capital surplus accounts of our Company. All computations hereinafter take into account this reverse split.

     Copies of the initial Articles of Incorporation of our Company and the foregoing Certificates of Amendment to the Articles of Incorporation were attached to our Annual Report on Form 10KSB for the year ended December 31, 1999. By this reference our Company's Annual Report on Form 10KSB for the year ended December 31, 1999, is incorporated herein. See Part III, Item 13.

     Public Offering.
     ----------------

     Our Company conducted a public offering of shares of its common stock pursuant to an S-18 Registration Statement which was filed with the Securities and Exchange Commission on or about March 2, 1982. By this reference, our Company's Registration Statement on Form S-18 is incorporated herein. See Part III, Item 13.

     Business.
     ---------

     Our Company has had no material business operations since 1989. Our Company may begin the search for the acquisition of assets, property or business that may benefit our Company and its stockholders once the Board of Directors sets guidelines of industries in which our Company may have an interest.

     Our Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to our Company.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

          Sarbanes-Oxley Act.
          -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley
Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

         * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

         * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

         * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

          Penny Stock.
          ------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          *     with a price of less than five dollars per share;

          *     that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.
     This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
---------------------------------

     Our Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of David C. Merrell, our Company's President, which are provided at $100 per month, which is being treated as contributed capital. See Part I,
Item 1.

Item 3.  Legal Proceedings.
---------------------------

     Our Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against our Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to our Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our Company's security holders during the fourth quarter of the period covered by this Annual Report or during the previous two calendar years.

                         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------


          Pink Sheets LLC provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.


                             STOCK QUOTATIONS

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---

April 2, 2002
through
June 30, 2002                         0.03                0.03

September 30, 2002                    0.05                0.03

December 31, 2002                     0.05                0.05


     Since April 2, 2002, our common stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). Our
symbol is "NEVL."   However, management does not expect any established
trading market to develop unless and until it has operations. In any event, no assurance can be given that any market for our Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market; and all of these persons have satisfied the "holding period" under Rule 144.

Recent Sales of "Restricted Securities".
----------------------------------------

     There have been no sales of "restricted securities" or other securities by us during the past three years.

Holders.
--------

     The number of record holders of our Company's common stock as of the calendar year ended December 31, 2002 was approximately 864; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of March 19, 2003 there were approximately 864 stockholders.

Dividends.
----------

     There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future. Our Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end December 31, 2002 or since 1989.

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Item 7.  Financial Statements.
------------------------------

For the periods ended December 31, 2002 and 2001

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 2002

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

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New Environmental Technologies Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Environmental Technologies Corporation (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception on January 7, 1982 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Environmental Technologies Corporation (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception on January 7, 1982 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company and has a deficit working capital and stockholders' deficit along with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 17, 2003

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                             December 31,
                                                              2002
CURRENT ASSETS

 Cash                                                        $        -
                                                             ----------
  TOTAL ASSETS                                               $        -
                                                             ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                            $   40,590
 Accounts payable - related party (Note 2)                       23,311
 Accrued interest payable - related party (Note 2)                4,000
                                                             ----------
  Total Liabilities                                              67,901
                                                             ----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized 100,000,000 shares at
  $0.001 par value; 2,620,326 shares issued and
  outstanding                                                     2,620
 Additional paid-in capital                                     152,642
 Deficit accumulated during the development stage              (223,163)
                                                             ----------
  Total Stockholders' Equity (Deficit)                          (67,901)
                                                             ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $        -
                                                             ==========

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations

                                                              From
                                                             Inception on
                                                            January 7,
                                 For the Years Ended       1982 Through
                                     December 31,          December 31,
                                 2002          2001           2002
REVENUES                        $       -     $       -     $       -

EXPENSES                           13,960        19,461       223,163
                                ---------     ---------     ---------
NET LOSS                        $ (13,960)    $ (19,461)    $(223,163)
                                =========     =========     =========
BASIC LOSS PER SHARE            $   (0.01)    $   (0.01)
                                =========     =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              2,620,326     2,620,326
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

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage

Balance, January 7, 1982         -        $   -        $ -        $    -

Common stock issued for cash
 at $7.50 per share            6,000          6         45,000         -

Common stock issued for cash
 at $0.39 per share          168,503        169         65,819         -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982               -            -            -       (39,597)
                           ---------      -----        -------     -------
Balance, December 31, 1982   174,503        175        110,819     (39,597)

Net loss for the year ended
 December 31, 1983               -            -            -       (71,397)
                           ---------      -----        -------     -------
Balance, December 31, 1983   174,503        175        110,819    (110,994)

Common stock issued for cash
 at $25.00 per share              57          -          1,425         -

Common stock issued for cash
 at $25.00 per share               3          -             75         -

Common stock issued for cash
 at $0.25 per share        1,580,000      1,580         38,373         -

Net loss for the year ended
 December 31, 1984               -            -            -           -
                          ----------     ------        -------    --------
Balance, December 31, 1984 1,754,563      1,755        150,692    (110,994)

Retired common stock,     (1,296,132)    (1,297)           -           -

Net loss for the year ended
 December 31, 1985               -          -              -           -
                          ----------     ------       --------    --------
Balance, December 31, 1985   458,431        458        150,692    (110,994)
                          ----------     ------       --------    --------
Net loss for the year ended
 December 31, 1986               -          -              -           -

Balance, December 31, 1986   458,431     $  458       $150,692   $(110,994)
                          ----------     ------       --------    --------

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)(Continued)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage
Balance, December 31, 1986   458,431      $ 458       $150,692   $(110,994)

Net loss for the year ended
 December 31, 1987               -          -              -           -
                          ----------      -----       --------   ---------
Balance, December 31, 1987   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1988               -          -              -           -
                          ----------      -----       --------   ---------
Balance, December 31, 1988   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1989               -          -              -           -
                          ----------      -----       --------   ---------
Balance, December 31, 1989   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1990               -          -              -           -
                          ----------      -----       --------   ---------
Balance, December 31, 1990   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1991               -          -              -           -
                          ----------      -----       --------   ---------
Balance, December 31, 1991   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1992               -          -              -           -
                          ----------      -----       --------   ---------
Balance, December 31, 1992   458,431        458        150,692    (110,994)

Net loss for the year ended
 December 31, 1993               -          -              -           -
                         -----------      -----      ---------   ---------
Balance, December 31, 1993   458,431        458        150,692    (110,994)

Canceled common stock       (316,000)      (316)           -           -

Net loss for the year ended
 December 31, 1994               -          -              -        (6,656)
                         -----------      -----      ---------   ---------
Balance, December 31, 1994   142,431      $ 142      $ 150,692   $(117,650)
                         -----------      -----      ---------   ---------

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)(Continued)
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                Common Stock           Paid-in  Development
                              Shares      Amount       Capital     Stage

Balance, December 31, 1994   142,431      $ 142      $ 150,692   $(117,650)

Common stock issued for
 services at $0.001 per
 share                     2,357,895      2,358            -           -

Net loss for the year ended
 December 31, 1995               -          -              -       (49,097)
                           ---------     ------       --------   ---------
Balance, December 31, 1995 2,500,326      2,500        150,692    (166,747)

Common stock issued for
 services at $0.001 per
 share                       120,000        120            -           -

Net loss for the year ended
 December 31, 1996               -          -              -        (1,681)
                           ---------     ------       --------   ---------
Balance, December 31, 1996 2,620,326      2,620        150,692    (168,428)

Net loss for the year ended
 December 31, 1997               -          -              -        (3,517)
                           ---------     ------       --------   ---------
Balance, December 31, 1997 2,620,326      2,620        150,692    (171,945)

Net loss for the year ended
 December 31, 1998               -          -              -        (2,479)
                           ---------     ------       --------   ---------
Balance, December 31, 1998 2,620,326     $2,620       $150,692   $(174,424)


Net loss for the year ended
 December 31, 1999               -          -              -        (6,307)

                           ---------     ------       --------   ---------
Balance, December 31, 1999 2,620,326     $2,620       $150,692   $(180,731)

Net loss for the year
 ended December 31, 2000         -          -              -        (9,011)
                           ---------     ------       --------   ---------
Balance, December 31, 2000 2,620,326     $2,620       $150,692   $(189,742)

Net loss for the year
ended December 31, 2001          -          -              -       (19,461)
                           ---------     ------       --------   ---------
Balance, December 31, 2001 2,620,326     $2,620       $150,692   $(209,203)

Contributed capital for
rent and officer
compensation                     -          -            1,950         -

Net loss for the year
ended December 31, 2002          -          -              -       (13,960)
                           ---------     ------       --------   ---------
Balance, December 31, 2002 2,620,326     $2,620       $152,692   $(223,163)
                           =========     ======       ========   =========

The accompanying notes are an integral part of these financial statements.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                                                              From
                                                             Inception on
                                                            January 7,
                                 For the Years Ended       1982 Through
                                     December 31,          December 31,
                                 2002          2001           2002
CASH FLOW FROM OPERATING ACTIVITIES:

 Net loss                       $  (13,960)  $   (19,461)   $    (223,163)
 Adjustments to reconcile net
 (loss) to net cash used by
 operating activities:
  Stock issued for services              -             -            2,538
  Contributed capital for rent
   and officer compensation          1,950             -            1,950
 Increase in accounts payable,
  accounts payable-related, and
  accrued interest                  12,010        19,451           67,902
                                ----------   -----------    -------------
   Net Cash Used by Operating
   Activities                            -           (10)        (150,773)
                                ----------   -----------    -------------
CASH FLOWS FROM INVESTING
ACTIVITIES:                              -             -                -
                                ----------   -----------    -------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Issuance of common stock                -             -          150,773
                                ----------   -----------    -------------
   Net Cash Provided by
   Financing Activities                  -             -          150,773
                                ----------   -----------    -------------
NET DECREASE IN CASH                     -           (10)               -

CASH AT BEGINNING OF PERIOD              -            10                -
                                ----------   -----------    -------------
CASH AT END OF PERIOD           $        -   $         -    $           -
                                ==========   ===========    =============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

 Interest paid                  $        -   $         -    $           -
 Income taxes paid              $        -   $         -    $           -

SCHEDULE OF NON CASH FINANCING
ACTIVITIES

 Stock issued for services      $        -   $         -    $       2,538
 Contributed capital for rent
 and officer compensation       $    1,950   $         -    $       1,950

The accompanying notes are an integral part of these financial statement.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                   December 31, 2002 and 2001

NOTE 1 - ORGANIZATION

     The financial statements presented are those of New Environmental Technologies Corporation (the Company). The Company was incorporated as All Things, Inc. under the laws of the State of Nevada on January 7,
     1982.   On March 21, 1985, the Company changed its name to New
     Environmental Technologies Corporation. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     b.  Basic Loss Per Share

     Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                 For the Years Ended
                                                      December 31,
                                                   2002       2001
  Loss per share:

  Numerator - net loss                              (13,960)   (19,461)

  Denominator - weighted average
    number of shares outstanding                  2,620,326  2,620,326
                                                -----------  ---------
  Loss per share                                $     (0.01) $   (0.01)
                                                ===========  =========

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Provision for Taxes

       Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

       Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:
                                            2002           2001
              Deferred tax assets:
                NOL Carryover             $  43,200  $   37,426

              Deferred tax liabilities:           -           -

              Valuation allowance         $ (43,200) $  (37,426)
                                          ---------  ----------
              Net deferred tax asset      $       -  $        -
                                          =========  ==========

       The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                              2002         2001
       Book loss                           $ (5,445) $   (7,395)
       State tax                               (100)       (100)
       Other                                     69          69
       Valuation allowance                    5,414       7,426
                                           --------  ----------
                                           $      -  $        -
                                           ========  ==========

       At December 31, 2002, the Company had net operating loss carryforwards of approximately $110,900 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d. Related Party Transactions

       A related party has loaned the Company $23,311 through December 31, 2002 for operating working capital. This amount is unsecured and due upon demand. Interest has been imputed at 8%, resulting in accrued interest of $4,000 at December 31, 2002.

       During the year ended December 31, 2002, management determined that it contributed to the Company services valued at $750 and rent valued at $1,200. Contributions for prior years were determined to be minimal and have not been recorded.

       e.  Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       f. Change in Accounting Principles

       The Company adopted the provisions of FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," and FASB Statement No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

       In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.

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

            NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001


NOTE 4 - GOING CONCERN

       The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, the Company has a deficit in working capital and stockholders' deficit at December 31, 2002. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

       In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company are committed to meeting its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     No independent accountant of our Company has resigned, declined to stand for re-election or was dismissed during our Company's two most recent fiscal years or any interim period.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar years ending December 31, 2002 and 2001, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

          David C. Merrell and Corie Merrell were formerly husband and wife.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our
Company:

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No securities of our Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and our Company files reports under
Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10 percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Corie Merrell 12/31/02   0     0     0         0        0      0       0
Sec/Tres      12/31/01   0     0     0         0        0      0       0
Director

David C.      12/31/02   0     0     *         0        0      0       0
Merrell       12/31/01   0     0     0         0        0      0       0
President
Director

* Mr. Merrell provided 15 hours of services valued at an aggregate of $750 and rental space in his home valued at an aggregate of $1,200 during fiscal 2002; he contributed these sums to our capital and does not expect repayment for them.

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the calendar years ending December 31, 2002 and 2000, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed calendar year or the previous two calendar years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of December 31, 2002 and 2001, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/01    12/31/02 and Currently
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

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2001 and 2002, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/01    12/31/02 and currently
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

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None.
                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

            None.

          (ii)                          Where Incorporated
                                       In This Annual Report
Number                                    --------------
------

Annual Report on Form 10KSB for the year
ended December 31, 1999**                      Part I

Registration Statement on Form S-18**          Part I

     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14. Controls and Procedures.
---------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         New Environmental's President and Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of March 20, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 20, 2003.


                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 3/24/03                      By/s/David C. Merrell
                                     David C. Merrell, President and
                                     Director


Date: 3/24/03                      By/s/Corie Merrell
                                     Corie Merrell, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION


Date: 3/24/03                      By/s/David C. Merrell
                                     David C. Merrell, President and
                                     Director


Date: 3/24/03                      By/s/Corie Merrell
                                    Corie Merrell, Secretary/Treasurer and
                                    Director

                    CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David C. Merrell, President of New Environmental Technologies Corporation (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB ("the Annual Report") of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 24, 2003               Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Corie Merrell, Secretary/Treasurer of New Environmental Technologies Corporation (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB (the "Annual Report") of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 24, 2003               Signature:/s/Corie Merrell
                                     Corie Merrell
                                     Secretary/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of New Environmental Technologies Corporation (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), we, David C. Merrell, President and Corie Merrell, Secretary/Treasurer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



/s/David C. Merrell
President and Director
3/24/03

/s/Corie Merrell
Secretary and Treasurer
3/24/03