Form 10QSB
period 2003-03-31
VICTORY CAPITAL HOLDINGS CORP
filed 2003-05-09
CIK 700764

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from December 31, 2002 to March 31, 2003
                    -----------------------------------------

                         Commission File No. 2-76219-NY

                      VICTORY CAPITAL HOLDINGS CORPORATION
                 Fka New Environmental Technologies Corporation

                   ------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           NEVADA                                            87-0564472
          --------                                           ----------
(State or Other Jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

                      7860 Mission Center Court, Suite 100
                           San Diego, California 92108
                                -----------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (866) 570-6992

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1) Yes [X] No [ ]     (2) Yes [X] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 March 31, 2003

                                    2,620,326
                                    ---------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.







                   NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      MARCH 31, 2003 AND DECEMBER 31, 2002


                             NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                                    (A Development Stage Company)
                                           Balance Sheets


                                               ASSETS
                                               ------

                                                                      March 31,     December 31,
                                                                        2003            2002
                                                                     ----------      ----------
                                                                    (Unaudited)
CURRENT ASSETS

   Cash                                                              $      --       $      --
                                                                     ----------      ----------

     TOTAL ASSETS                                                    $      --       $      --
                                                                     ==========      ==========



                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                           ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                                  $  45,008       $  40,590
   Accounts payable - related party                                     24,180          23,311
   Accrued interest payable - related party                              5,900           4,000
                                                                     ----------      ----------

     Total Liabilities                                                  75,088          67,901
                                                                     ----------      ----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized 100,000,000 shares at
    $0.001 par value; 2,620,326 and 2,620,326 shares
    issued and outstanding, respectively                                 2,620           2,620
   Additional paid-in capital                                          153,130         152,642
   Deficit accumulated during the development stage                   (230,838)       (223,163)
                                                                     ----------      ----------

     Total Stockholders' Equity (Deficit)                              (75,088)        (67,901)
                                                                     ----------      ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                              $      --       $      --
                                                                     ==========      ==========


             The accompanying notes are an integral part of these financial statements.

                                  NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                                         (A Development Stage Company)
                                           Statements of Operations
                                                  (Unaudited)


                                                                                     From
                                                     For the                     Inception on
                                               Three Months Ended                 January 7,
                                                    March 31,                    1982 Through
                                      ---------------------------------------      March 31,
                                             2003                2002                2003
                                      ------------------- ------------------- -------------------
REVENUES                              $                -  $                -  $                -

EXPENSES                                           5,775               3,633             224,938
                                      ------------------- ------------------- -------------------

LOSS FROM OPERATIONS                              (5,775)             (3,633)           (224,938)

INTEREST EXPENSE                                  (1,900)               (400)             (5,900)
                                      ------------------- ------------------- -------------------

NET LOSS                              $           (7,675) $           (4,033) $         (230,838)
                                      =================== =================== ===================

BASIC NET LOSS PER SHARE OF
 COMMON STOCK                         $            (0.00) $            (0.00)
                                      =================== ===================

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         2,620,326           2,620,326
                                      =================== ===================

                  The accompanying notes are an integral part of these financial statements.


                                       NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                                              (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit)



                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Common Stock                  Additional           During the
                                      -------------------------------------       Paid-in            Development
                                          Shares               Amount             Capital               Stage
                                      -----------------   -----------------  ------------------  ------------------
Balance, January 7, 1982                             -    $              -   $               -   $               -

Common stock issued for cash
 at $7.50 per share                              6,000                   6              45,000                   -

Common stock issued for cash
 at $0.39 per share                            168,503                 169              65,819                   -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982                                   -                   -                   -             (39,597)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1982                     174,503                 175             110,819             (39,597)

Net loss for the year ended
 December 31, 1983                                   -                   -                   -             (71,397)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1983                     174,503                 175             110,819            (110,994)

Common stock issued for cash
 at $25.00 per share                                57                   -               1,425                   -

Common stock issued for cash
 at $25.00 per share                                 3                   -                  75                   -

Common stock issued for cash
 at $0.25 per share                          1,580,000               1,580              38,373                   -

Net loss for the year ended
 December 31, 1984                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1984                   1,754,563               1,755             150,692            (110,994)

Retired common stock,                       (1,296,132)             (1,297)                  -                   -

Net loss for the year ended
 December 31, 1985                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1985                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1986                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1986                     458,431    $            458   $         150,692   $        (110,994)
                                      -----------------   -----------------  ------------------  ------------------

                       The accompanying notes are an integral part of these financial statements.


                                       NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                                              (A Development Stage Company)
                                Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Common Stock                  Additional           During the
                                      -------------------------------------       Paid-in            Development
                                          Shares               Amount             Capital               Stage
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1986                     458,431    $            458   $         150,692   $        (110,994)

Net loss for the year ended
 December 31, 1987                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1987                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1988                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1988                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1989                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1989                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1990                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1990                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1991                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1991                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1992                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1992                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1993                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1993                     458,431                 458             150,692            (110,994)

Canceled common stock                         (316,000)               (316)                  -                   -

Net loss for the year ended
 December 31, 1994                                   -                   -                   -              (6,656)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1994                     142,431    $            142   $         150,692   $        (117,650)
                                      -----------------   -----------------  ------------------  ------------------

                       The accompanying notes are an integral part of these financial statements.


                                       NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                                              (A Development Stage Company)
                                Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Common Stock                  Additional           During the
                                      -------------------------------------       Paid-in            Development
                                          Shares               Amount             Capital               Stage
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1994                     142,431    $            142   $         150,692   $        (117,650)

Common stock issued for
 services at $0.001 per share                  160,000                 160                   -                   -

Common stock issued for
 services at $0.001 per share                2,197,895               2,198                   -                   -

Net loss for the year ended
 December 31, 1995                                   -                   -                   -             (49,097)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1995                   2,500,326               2,500             150,692            (166,747)

Common stock issued for
 services at $0.001 per share                  120,000                 120                   -                   -

Net loss for the year ended
 December 31, 1996                                   -                   -                   -              (1,681)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1996                   2,620,326               2,620             150,692            (168,428)

Net loss for the year ended
 December 31, 1997                                   -                   -                   -              (3,517)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1997                   2,620,326               2,620             150,692            (171,945)

Net loss for the year ended
 December 31, 1998                                   -                   -                   -              (2,479)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1998                   2,620,326               2,620             150,692            (174,424)

Net loss for the year ended
 December 31, 1999                                   -                   -                   -              (6,307)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1999                   2,620,326               2,620             150,692            (180,731)

Net loss for the year ended
 December 31, 2000                                   -                   -                   -              (9,011)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 2000                   2,620,326    $          2,620   $         150,692   $        (189,742)
                                      -----------------   -----------------  ------------------  ------------------

                       The accompanying notes are an integral part of these financial statements.


                                       NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                                              (A Development Stage Company)
                                Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Common Stock                  Additional           During the
                                      -------------------------------------       Paid-in            Development
                                          Shares               Amount             Capital               Stage
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 2000                   2,620,326    $          2,620   $         150,692   $        (189,742)

Net loss for the year ended
 December 31, 2001                                   -                   -                   -             (19,461)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 2001                   2,620,326               2,620             150,692            (209,203)

Contributed capital for rent
 and officer compensation                            -                   -               1,950                   -

Net loss for the year ended
 December 31, 2002                                   -                   -                   -             (13,960)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 2002                   2,620,326               2,620             152,642            (223,163)

Contributed capital for rent
 and officer compensation
 (unaudited)                                         -                   -                 488                   -

Net loss for the three months
 ended March 31, 2003
 (unaudited)                                         -                   -                   -              (7,675)
                                      -----------------   -----------------  ------------------  ------------------

Balance, March 31, 2003
 (unaudited)                                 2,620,326    $          2,620   $         153,130   $        (230,838)
                                      =================   =================  ==================  ==================

                       The accompanying notes are an integral part of these financial statements.


                                       NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                                              (A Development Stage Company)
                                                Statements of Cash Flows
                                                       (Unaudited)



                                                                                                       From
                                                                      For the                      Inception on
                                                                 Three Months Ended                 January 7,
                                                                      March 31,                    1982 Through
                                                      ---------------------------------------        March 31,
                                                             2003                 2002                 2003
                                                      -------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net loss                                           $           (7,675)  $           (4,033)  $         (230,838)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Stock issued for services                                         -                    -                2,538
     Contributed capital for rent and officer
      compensation                                                   488                    -                2,438
     Increase in accounts payable
      and accounts payable - related party                         7,187                4,023               75,089
                                                      -------------------  -------------------  -------------------

       Net Cash Used by Operating Activities                           -                  (10)            (150,773)
                                                      -------------------  -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                  -                    -                    -
                                                      -------------------  -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock for cash                                   -                    -              150,773
                                                      -------------------  -------------------  -------------------

     Net Cash Provided by Financing Activities                         -                    -              150,773
                                                      -------------------  -------------------  -------------------

NET DECREASE IN CASH                                                   -                  (10)                   -

CASH AT BEGINNING OF PERIOD                                            -                   10                    -
                                                      -------------------  -------------------  -------------------

CASH AT END OF PERIOD                                 $                -   $                -   $                -
                                                      ===================  ===================  ===================

CASH PAID FOR:

   Interest                                           $                -   $                -   $                -
   Income taxes                                       $                -   $                -   $                -

SCHEDULE OF NON CASH
   FINANCING ACTIVITIES

   Stock issued for services                          $                -   $                -   $            2,538
   Contributed capital for rent and officer
     Compensation                                     $              488   $                -   $            2,438


                       The accompanying notes are an integral part of these financial statements.

                   NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

              In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include seeking opportunities to merge with an existing operating company. In the interim, the shareholders of the Company will cover all operating expenses. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 -      SUBSEQUENT EVENTS

              On April 14, 2003, the Company reached an agreement with a shareholder to satisfy outstanding bills for legal services, of $22,278, in exchange for a cash payment of $12,881. The difference will be recorded as a contribution of additional paid-in capital occurring in the three months ended June 30, 2003.

                   NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 3 -      SUBSEQUENT EVENTS (Continued)

              On April 14, 2003, the Company's president and CEO paid $14,278 towards the satisfaction of certain company accounts payable. This will result in the reclassification of accounts payable to accounts payable - related party for $14,278 during the three months ended June 30, 2003.

              On April 14, 2003, shareholders accounting for 2,279,077 shares, or 87% of the Company's outstanding common stock, entered into a share purchase agreement whereby all of the common stock held by the aforementioned shareholders was exchanged in consideration for $275,000. As a result, the purchasers have established a controlling interest in the Company.

              On April 14, 2003, the Company accepted the resignation of its president and CEO, David C. Merrell. In his place, the Company has appointed Harold Gregg as interim president and CEO.

              On May 2, 2003, the Company reached an agreement with the Company's former president and CEO to satisfy outstanding obligations and accrued interest related to cash advances made to the Company, of $44,358. As the former president and CEO continues to own a significant number of shares of the Company's common stock, the amount will be considered as a contribution of additional paid-in capital occurring in the three months ended June 30, 2003.

ITEM 2.  PLAN OF OPERATIONS

              Safe Harbor Statement

              This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

              Plan of Operations
              ------------------
              The Company has little cash and has experienced losses. As of March 31, 2003, the Company had $ 0 cash on hand. As of that date the Company had $75,088 in outstanding liabilities.

              As of the date of this report, the Company has yet to generate positive cash flow. The Company has financed its operations primarily through the sale of common stock.

              The Company believes that its current cash needs can be met either through the sale of additional stock or through loans. Should the Company obtain a business opportunity, however, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company.

              Management of the Company has defined several business opportunities in the technology, finance and media sectors for the Company during the next twelve months.


ITEM 3.  Controls and Procedures

              Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

              Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

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

                                 New Environmental Technologies Corporation



Date: 05/08/03                   By     /s/ Harold Gregg
     --------------                     -------------------------------------
                                        Harold Gregg
                                        Director and President
                                        Secretary and Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harold Gregg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Victory Capital Holdings Corporation fka New Environmental Technologies Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: May 8, 2003

                                      /s/ Harold Gregg
                                      ------------------------------------
                                      Harold Gregg
                                      President and Director and Treasurer
                                      (principal executive officer)
                                      (principal financial officer