Form 10QSB/A
period 2003-03-31
VICTORY CAPITAL HOLDINGS CORP
filed 2003-05-19
CIK 700764

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10-QSB/A

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from December 31, 2002 to March 31, 2003
                    -----------------------------------------

                         Commission File No. 2-76219-NY

                          VICTORY CAPITAL CORPORATION
                          ---------------------------
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

                                 March 31, 2003

                                    2,620,326
                                    ---------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.






                      VICTORY CAPITAL HOLDINGS CORPORATION
              (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      MARCH 31, 2003 AND DECEMBER 31, 2002


                              VICTORY CAPITAL HOLDINGS CORPORATION
                      (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                  (A Development Stage Company)
                                         Balance Sheets


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

                               VICTORY CAPITAL HOLDINGS CORPORATION
                       (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                   (A Development Stage Company)
                                     Statements of Operations
                                            (Unaudited)


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

                                        VICTORY CAPITAL HOLDINGS CORPORATION
                                (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                            (A Development Stage Company)
                                    Statements of Stockholders' Equity (Deficit)



                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Common Stock                  Additional           During the
                                      -------------------------------------       Paid-in            Development
                                          Shares               Amount             Capital               Stage
                                      -----------------   -----------------  ------------------  ------------------
Balance, January 7, 1982                             -    $              -   $               -   $               -

Common stock issued for cash
 at $7.50 per share                              6,000                   6              45,000                   -

Common stock issued for cash
 at $0.39 per share                            168,503                 169              65,819                   -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982                                   -                   -                   -             (39,597)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1982                     174,503                 175             110,819             (39,597)

Net loss for the year ended
 December 31, 1983                                   -                   -                   -             (71,397)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1983                     174,503                 175             110,819            (110,994)

Common stock issued for cash
 at $25.00 per share                                57                   -               1,425                   -

Common stock issued for cash
 at $25.00 per share                                 3                   -                  75                   -

Common stock issued for cash
 at $0.25 per share                          1,580,000               1,580              38,373                   -

Net loss for the year ended
 December 31, 1984                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1984                   1,754,563               1,755             150,692            (110,994)

Retired common stock                        (1,296,132)             (1,297)                  -                   -

Net loss for the year ended
 December 31, 1985                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1985                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1986                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1986                     458,431    $            458   $         150,692   $        (110,994)
                                      -----------------   -----------------  ------------------  ------------------

                     The accompanying notes are an integral part of these financial statements.

                                        VICTORY CAPITAL HOLDINGS CORPORATION
                                (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                            (A Development Stage Company)
                              Statements of Stockholders' Equity (Deficit) (Continued)


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


                                        VICTORY CAPITAL HOLDINGS CORPORATION
                                (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                              (A Development Stage Company)
                                Statements of Stockholders' Equity (Deficit) (Continued)


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


                                        VICTORY CAPITAL HOLDINGS CORPORATION
                                (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                              (A Development Stage Company)
                                Statements of Stockholders' Equity (Deficit) (Continued)


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


                                        VICTORY CAPITAL HOLDINGS CORPORATION
                                (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                            (A Development Stage Company)
                                              Statements of Cash Flows
                                                     (Unaudited)



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

                                                           9

                      VICTORY CAPITAL HOLDINGS CORPORATION
              (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

                      VICTORY CAPITAL HOLDINGS CORPORATION
              (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002


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

         On April 28, 2003, the Company's shareholders voted on and approved an amendment to the Company's articles of incorporation that changed the name of the Company to Victory Capital Holdings Corporation.

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

                                 Victory Capital Holdings Corporation
                                 fka New Environmental Technologies Corporation

Date: 05/19/03                 By     /s/Harold Gregg
     --------------                   -------------------------------------
                                        Harold Gregg
                                        Director and President
                                        Secretary and Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harold Gregg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB-A of Victory Capital Holdings Corporation fka New Environmental Technologies Corporation.

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


Date: May 19, 2003

                                      /s/ Harold Gregg
                                      -----------------------------------

                                      Harold Gregg
                                      President and Director and Treasurer
                                      (principal executive officer)
                                      (principal financial officer