Form 10QSB
period 2003-06-30
VICTORY CAPITAL HOLDINGS CORP
filed 2003-08-19
CIK 700764

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

         For the transition period from March 31, 2003 to June 30, 2003
                    -----------------------------------------

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

                        9663 Santa Monica Blvd, Suite 806
                         Beverly Hills, California 90210
                                -----------------
                    (Address of Principal Executive Offices)

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

                                  June 30, 2003

                                   16,010,258
                                    ---------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.




                      VICTORY CAPITAL HOLDINGS CORPORATION
              (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                       JUNE 30, 2003 AND DECEMBER 31, 2002

                      VICTORY CAPITAL HOLDINGS CORPORATION
              (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                           June 30, December 31,
                                                            2003         2002
                                                         ----------   ----------
                                                        (Unaudited)
CURRENT ASSETS

Cash                                                     $      --    $      --
                                                         ----------   ----------
     Total Current Assets                                       --           --
                                                         ----------   ----------

FIXED ASSETS, NET                                              570           --
                                                         ----------   ----------
     TOTAL ASSETS                                        $     570    $      --
                                                         ==========   ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                      $   1,061    $  40,590
   Accounts payable - related party                         28,181       23,311
   Accrued payroll and payroll taxes                        21,600           --
   Accrued interest payable - related party                     --        4,000
                                                         ----------   ----------
     Total Liabilities                                      50,842       67,901
                                                         ----------   ----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized 100,000,000 shares at
    $0.001 par value; 16,010,258 and 2,620,326 shares
    issued and outstanding, respectively                    16,010        2,620
   Additional paid-in capital                              551,903      152,642
   Deferred consulting expense                              (7,416)          --
   Deficit accumulated during the development stage       (610,769)    (223,163)
                                                         ----------   ----------
     Total Stockholders' Equity (Deficit)                  (50,272)     (67,901)
                                                         ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                  $     570    $      --
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

                                                                                                   From
                                                                                               Inception on
                                          For the                        For the                January 7,
                                     Three Months Ended          For the Six Months Ended          1982
                                          June 30,                        June 30,                Through
                                -----------------------------   -----------------------------     June 30,
                                    2003            2002            2003             2002           2003
                                -------------   -------------   -------------   -------------   -------------
REVENUES                        $         --    $         --    $         --    $         --    $         --

EXPENSES

   Consulting expense                327,332              --         327,332              --         327,332
   General and administrative         52,599           1,586          58,374           5,619         277,537
                                -------------   -------------   -------------   -------------   -------------
     Total Expenses                  379,931           1,586         385,706           5,619         604,869
                                -------------   -------------   -------------   -------------   -------------
LOSS FROM OPERATIONS                (379,931)         (1,586)       (385,706)         (5,619)       (604,869)

INTEREST EXPENSE                          --              --          (1,900)             --          (5,900)
                                -------------   -------------   -------------   -------------   -------------
NET LOSS                        $   (379,931)   $     (1,586)   $   (387,606)   $     (5,619)   $   (610,769)
                                =============   =============   =============   =============   =============
BASIC LOSS PER SHARE
 OF COMMON STOCK                $      (0.03)   $      (0.00)   $      (0.05)   $      (0.00)
                                =============   =============   =============   =============
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                      11,890,279       2,620,326       7,280,910       2,620,326
                                =============   =============   =============   =============



                  The accompanying notes are an integral part of these financial statements.

                                                      4


                               VICTORY CAPITAL HOLDINGS CORPORATION
                      (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                  (A Development Stage Company)
                           Statements of Stockholders' Equity (Deficit)

                                                                                       Deficit
                                                                                     Accumulated
                                     Common Stock           Additional   Deferred     During the
                               -------------------------     Paid-in    Consulting   Development
                                 Shares        Amount        Capital      Expense       Stage
                               -----------   -----------   -----------  -----------  -----------
Balance, January 7, 1982               --    $       --    $       --   $       --   $       --

Common stock issued for cash
 at $7.50 per share                 6,000             6        45,000           --           --

Common stock issued for cash
 at $0.39 per share               168,503           169        65,819           --           --

Net loss from inception on
 January 7, 1982 through
 December 31, 1982                     --            --            --           --      (39,597)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1982        174,503           175       110,819           --      (39,597)

Net loss for the year ended
 December 31, 1983                     --            --            --           --      (71,397)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1983        174,503           175       110,819           --     (110,994)

Common stock issued for cash
 at $25.00 per share                   57            --         1,425           --           --

Common stock issued for cash
 at $25.00 per share                    3            --            75           --           --

Common stock issued for cash
 at $0.25 per share             1,580,000         1,580        38,373           --           --

Net loss for the year ended
 December 31, 1984                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1984      1,754,563         1,755       150,692           --     (110,994)

Retired common stock,          (1,296,132)       (1,297)           --           --           --

Net loss for the year ended
 December 31, 1985                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1985        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1986                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1986        458,431    $      458    $  150,692   $       --   $ (110,994)
                               -----------   -----------   -----------  -----------  -----------



            The accompanying notes are an integral part of these financial statements.



                               VICTORY CAPITAL HOLDINGS CORPORATION
                      (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                  (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                       Deficit
                                                                                     Accumulated
                                     Common Stock           Additional   Deferred     During the
                               -------------------------     Paid-in    Consulting   Development
                                 Shares        Amount        Capital      Expense       Stage
                               -----------   -----------   -----------  -----------  -----------

Balance, December 31, 1986        458,431    $      458    $  150,692   $       --   $  (110,994)

Net loss for the year ended
 December 31, 1987                     --            --            --           --            --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1987        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1988                     --            --            --           --            --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1988        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1989                     --            --            --           --            --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1989        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1990                     --            --            --           --            --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1990        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1991                     --            --            --           --            --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1991        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1992                     --            --            --           --            --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1992        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1993                     --            --            --           --            --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1993        458,431           458       150,692           --     (110,994)

Canceled common stock            (316,000)         (316)           --           --           --

Net loss for the year ended
 December 31, 1994                     --            --            --           --       (6,656)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1994        458,431    $      142    $  150,692   $       --   $ (117,650)
                               -----------   -----------   -----------  -----------  -----------



            The accompanying notes are an integral part of these financial statements.



                               VICTORY CAPITAL HOLDINGS CORPORATION
                      (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                  (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                       Deficit
                                                                                     Accumulated
                                     Common Stock           Additional   Deferred     During the
                               -------------------------     Paid-in    Consulting   Development
                                 Shares        Amount        Capital      Expense       Stage
                               -----------   -----------   -----------  -----------  -----------

Balance, December 31, 1994        142,431    $      142    $  150,692   $       --   $ (117,650)

Common stock issued for
 services at $0.001 per share     160,000           160            --           --           --

Common stock issued for
 services at $0.001 per share   2,197,895         2,198            --           --           --

Net loss for the year ended
 December 31, 1995                     --            --            --           --      (49,097)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1995      2,500,326         2,500       150,692           --     (166,747)

Common stock issued for
 services at $0.001 per share     120,000           120            --           --           --

Net loss for the year ended
 December 31, 1996                     --            --            --           --       (1,681)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1996      2,620,326         2,620       150,692           --     (168,428)

Net loss for the year ended
 December 31, 1997                     --            --            --           --       (3,517)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1997      2,620,326         2,620       150,692           --     (171,945)

Net loss for the year ended
 December 31, 1998                     --            --            --           --       (2,479)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1998      2,620,326         2,620       150,692           --     (174,424)

Net loss for the year ended
 December 31, 1999                     --            --            --           --       (6,307)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1999      2,620,326         2,620       150,692           --     (180,731)

Net loss for the year ended
 December 31, 2000                     --          --              --           --       (9,011)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 2000      2,620,326    $    2,620    $  150,692   $       --   $ (189,742)
                               -----------   -----------   -----------  -----------  -----------

            The accompanying notes are an integral part of these financial statements.


                               VICTORY CAPITAL HOLDINGS CORPORATION
                      (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                  (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                         Deficit
                                                                                       Accumulated
                                       Common Stock           Additional   Deferred     During the
                                 -------------------------     Paid-in    Consulting   Development
                                   Shares        Amount        Capital      Expense       Stage
                                 -----------   -----------   -----------  -----------  -----------


Balance, December 31, 2000        2,620,326    $    2,620    $  150,692   $       --   $ (189,742)

Net loss for the year ended
 December 31, 2001                       --            --            --           --      (19,461)
                                 -----------   -----------   -----------  -----------  -----------
Balance, December 31, 2001        2,620,326         2,620       150,692           --     (209,203)

Contributed capital for rent
 and officer compensation                --            --         1,950           --           --

Net loss for the year ended
 December 31, 2002                       --            --            --           --      (13,960)
                                 -----------   -----------   -----------  -----------  -----------
Balance, December 31, 2002        2,620,326         2,620       152,642           --     (223,163)

Contributed capital for rent
 and officer compensation
 (unaudited)                             --            --           488           --           --

Capital contributed by
 shareholders through
 forgiveness of accounts
 payable and interest
 (unaudited)                             --            --        77,415           --           --

Issued 12,500,000 shares to
 consultants and advisors for
 services rendered at $0.025
 per share (unaudited)           12,500,000        12,500       300,000           --           --

Issued 899,932 shares of
 common stock for prepaid
 consulting services at $0.025
 per share (unaudited)              889,932           890        21,358      (22,248)          --

Amortization of deferred
 consulting expense as of
 June 30, 2003 (unaudited)               --            --            --       14,832           --

Net loss for the six months
 ended June 30, 2003
 (unaudited)                             --            --            --           --     (387,606)
                                 -----------   -----------   -----------  -----------  -----------
Balance, June 30, 2003           16,010,258    $   16,010    $  551,903   $   (7,416)  $ (610,769)
                                 ===========   ===========   ===========  ===========  ===========


            The accompanying notes are an integral part of these financial statements.

                                                8

                          VICTORY CAPITAL HOLDINGS CORPORATION
                  (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                              (A Development Stage Company)
                                Statements of Cash Flows
                                       (Unaudited)

                                                                               From
                                                           For the          Inception on
                                                      Six Months Ended       January 7,
                                                          June 30,          1982 Through
                                                   -----------------------    June 30,
                                                      2003         2002          2003
                                                   ----------   ----------   ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net loss                                        $(387,606)   $  (5,619)   $(610,769)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Stock issued for services                       334,748           --      337,286
     Contributed capital for rent and officer
      compensation                                       488           --        2,438
     Depreciation                                         30           --           30
     Stock issued for prepaid services, net of
      amortization                                    (7,416)          --       (7,416)
   Changes in assets and liabilities:
     Increase in accounts payable
      and accounts payable - related party            42,756        5,619      110,658
     Increase in accrued liabilities                  17,600           --       17,600
                                                   ----------   ----------   ----------
       Net Cash Provided (Used) by Operating
        Activities                                       600           --     (150,173)
                                                   ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                             (600)          --         (600)
                                                   ----------   ----------   ----------
       Net Cash Used by Investing Activities            (600)          --         (600)
                                                   ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock for cash                      --           --      150,773
                                                   ----------   ----------   ----------
     Net Cash Provided by Financing Activities            --           --      150,773
                                                   ----------   ----------   ----------
NET DECREASE IN CASH                                      --           --           --

CASH AT BEGINNING OF PERIOD                               --           --           --
                                                   ----------   ----------   ----------
CASH AT END OF PERIOD                              $      --    $      --    $      --
                                                   ==========   ==========   ==========




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

                                                                               From
                                                           For the          Inception on
                                                      Six Months Ended       January 7,
                                                          June 30,          1982 Through
                                                   -----------------------    June 30,
                                                      2003         2002          2003
                                                   ----------   ----------   ----------
CASH PAID FOR:

   Interest                                        $      --    $      --    $      --
   Income taxes                                    $      --    $      --    $      --

SCHEDULE OF NON CASH
   FINANCING ACTIVITIES

   Stock issued for services                       $ 334,748    $      --    $ 337,286
   Contributed capital for rent and officer
    compensation                                   $     488    $      --    $   2,438




   The accompanying notes are an integral part of these financial statements.

                                       10

                      VICTORY CAPITAL HOLDINGS CORPORATION
              (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results for the years ended December 31, 2003.

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

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include seeking capital that will allow it to acquire existing operating companies and to make equity or debt investments in existing operating companies. In the interim, the shareholders of the Company will cover all operating expenses. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - SIGNIFICANT EVENTS

         On April 14, 2003, the Company reached an agreement with a shareholder to satisfy outstanding bills for legal services, of $22,278, in exchange for a cash payment of $12,881. The difference has been recorded as a contribution of additional paid-in capital occurring in the three months ended June 30, 2003.

                      VICTORY CAPITAL HOLDINGS CORPORATION
              (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 3 - SIGNIFICANT EVENTS (Continued)

         On April 14, 2003, the Company's president and CEO paid $37,938 towards the satisfaction of certain company accounts payable. This resulted in the reclassification of accounts payable to accounts payable - related party for $37,938 during the three months ended June 30, 2003.

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

         On May 2, 2003, the Company reached an agreement with the Company's former president and CEO to satisfy outstanding obligations and accrued interest related to cash advances made to the Company, of $68,017. As the former president and CEO continues to own a significant number of shares of the Company's common stock, the amount has been recorded as a contribution of additional paid-in capital occurring in the three months ended June 30, 2003.

         On May 30, 2003, the Company appointed Richard Zinman as the President and CEO. Mr. Zinman was awarded a three-year employment agreement with a base salary of $240,000 per year plus certain opportunities for performance and tenure based bonuses. As of June 30, 2003, the Company has accrued $21,600 in payroll and estimated payroll tax liabilities.

         On June 16, 2003, the Company entered into preliminary discussions to acquire a majority interest in CEC Industries, Inc. (CEC), a public company involved in the debit card/stared value card industry. On August 14, 2003, the Company determined it to be in the best interest of its shareholders to terminate the acquisition negotiations with CEC and to seek out more beneficial acquisition opportunities.

NOTE 4 - SUBSEQUENT EVENTS

         On July 1, 2003, the Company issued 100,000 shares of common stock as a deposit/retainer for the future services of their corporate legal counsel.

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

         Plan of Operation.
         ------------------

         Our Company has not engaged in any material operations during the quarter ending June 30, 2003.

         Our Company's plan of operation for the next quarter is to adopt a business plan that positions itself to make investments in the following industry sectors: (a) Technology, (b) Finance, and (c) Media. The Company's intention is that these investments can be in the form of equity financing, debt financing or a combination thereof.

         Our Company's only foreseeable cash requirements during the next quarter will relate to maintaining our Company in good standing in the State of Nevada, as well as legal fees, accounting fees, and general and administrative expenses in connection with the adoption of it's business plan. Management does anticipate that our Company may raise additional funds during the next quarter.

         On May 9, 2003 the Company issued 12,500,000 shares of common stock issued under Rule 144 of the Securities and Exchange Act. These shares were issued for services rendered April 28, 2003. No monetary value was received by the Company for the issuance of these shares. Further, on May 9, 2003, the Company issued 40,666,667 shares of common stock in the name of the Company under Rule 144 in anticipation of the need to raise additional funds, if necessary.


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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b) Reports on Form 8-K.

              On April 22, 2003, we furnished a current report on Form 8-K, pursuant to Item 12 thereof.

              On May 9, 2003, we furnished a current report on Form 8-K, pursuant to Item 12 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                 Victory Capital Holdings Corporation
                                 fka New Environmental Technologies Corporation

Date: 8/19/03                    By  /s/Harold Gregg
     --------------                  -------------------------------------
                                     Harold Gregg
                                     Director and Vice-President
                                     Secretary and Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Harold Gregg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Victory Capital Holdings Corporation fka New Environmental Technologies Corporation. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report. Date: August 19, 2003

                                           /s/Harold Gregg
                                           -------------------------------------
                                           Harold Gregg
                                           Chairman of the Board and Treasurer
                                           (principal executive officer)
                                           (principal financial officer