Form 10QSB
period 2003-09-30
VICTORY CAPITAL HOLDINGS CORP
filed 2003-11-12
CIK 700764

                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from June 30, 2003 to September 30, 2003
                    -----------------------------------------

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

                               September 30, 2003

                                   16,110,258
                                   ----------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      VICTORY CAPITAL HOLDINGS CORPORATION
              (Formerly New Environmental Technologies Corporation)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002

                      VICTORY CAPITAL HOLDINGS CORPORATION
              (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                      September 30, December 31,
                                                          2003         2002
                                                      (Unaudited)
                                                       ----------   ----------
CURRENT ASSETS

   Cash                                                $      --    $      --
                                                       ----------   ----------
     Total Current Assets                                     --           --

FIXED ASSETS, NET                                            540           --
                                                       ----------   ----------
     TOTAL ASSETS                                      $     540    $      --
                                                       ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                    $   6,647    $  40,590
   Accounts payable - related party                       28,181       23,311
   Accrued payroll and payroll taxes                      86,190           --
   Accrued interest payable - related party                   --        4,000
                                                       ---------    ---------
     Total Liabilities                                   121,018       67,901

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized 100,000,000 shares at
    $0.001 par value; 16,110,258 and 2,620,326 shares
    issued and outstanding, respectively                  16,110        2,620
   Additional paid-in capital                            554,303      152,642
   Deferred consulting expense                                --           --
   Deficit accumulated during the development stage     (690,891)    (223,163)
                                                       ----------   ----------
     Total Stockholders' Equity (Deficit)               (120,478)     (67,901)
                                                       ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                $     540    $     --
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

                                                                                                   From
                                                                                               Inception on
                                           For the                        For the                January 7,
                                      Three Months Ended          For the Nine Months Ended         1982
                                         September 30,                  September 30,             Through
                                -----------------------------   -----------------------------   September 30,
                                    2003            2002            2003            2002             2003
                                -------------   -------------   -------------   -------------   -------------
REVENUES                        $         --    $         --    $         --    $         --    $         --

EXPENSES

   Consulting expense                  7,416              --         334,748              --         334,748
   General and administrative         72,706           2,075         131,080           7,694         350,243
                                -------------   -------------   -------------   -------------   -------------
     Total Expenses                   80,122           2,075         465,828           7,694        (684,991)
                                -------------   -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                 (80,122)         (2,075)       (465,828)         (7,694)       (684,991)

INTEREST EXPENSE                          --              --          (1,900)             --          (5,900)
                                -------------   -------------   -------------   -------------   -------------
NET LOSS                        $    (80,122)   $     (2,075)   $   (467,728)   $     (7,694)   $   (690,891)
                                =============   =============   =============   =============   =============
BASIC LOSS PER SHARE
 OF COMMON STOCK                $      (0.01)   $      (0.00)   $      (0.05)   $      (0.00)
                                =============   =============   =============   =============
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                      16,110,258       2,620,326      10,252,668       2,620,326
                                =============   =============   =============   =============

                 The accompanying notes are an integral part of these financial statements.

                                                      3


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

                                                                                       Deficit
                                                                                     Accumulated
                                     Common Stock          Additional    Deferred     During the
                               -------------------------     Paid-in    Consulting   Development
                                 Shares        Amount        Capital      Expense       Stage
                               -----------   -----------   -----------  -----------  -----------

Balance, December 31, 1986        458,431    $      458    $  150,692   $       --   $ (110,994)

Net loss for the year ended
 December 31, 1987                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1987        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1988                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1988        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1989                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1989        458,431           458       150,692           --     (110,994)

Net loss for the year ended

 December 31, 1990                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1990        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1991                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1991        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1992                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1992        458,431           458       150,692           --     (110,994)

Net loss for the year ended
 December 31, 1993                     --            --            --           --           --
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1993        458,431           458       150,692           --     (110,994)

Canceled common stock            (316,000)         (316)           --           --           --

Net loss for the year ended
 December 31, 1994                    --             --            --           --       (6,656)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 1994        142,431    $      142    $  150,692   $       --   $ (117,650)
                               -----------   -----------   -----------  -----------  -----------

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

                                                                                       Deficit
                                                                                     Accumulated
                                     Common Stock          Additional    Deferred     During the
                               -------------------------     Paid-in    Consulting   Development
                                 Shares        Amount        Capital      Expense       Stage
                               -----------   -----------   -----------  -----------  -----------

Balance, December 31, 2000      2,620,326    $    2,620    $  150,692   $       --   $ (189,742)

Net loss for the year ended
 December 31, 2001                     --            --            --           --      (19,461)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 2001      2,620,326         2,620       150,692           --     (209,203)

Contributed capital for rent
 and officer compensation              --            --         1,950           --           --

Net loss for the year ended
 December 31, 2002                     --            --            --           --      (13,960)
                               -----------   -----------   -----------  -----------  -----------
Balance, December 31, 2002      2,620,326         2,620       152,642           --     (223,163)

Contributed capital for rent
 and officer compensation
 (unaudited)                           --            --           488           --           --

Capital contributed by
 shareholders through
 forgiveness of accounts
 payable and interest
 (unaudited)                           --            --        77,415           --           --

Issued 12,500,000 shares to
 consultants and advisors for
 services rendered at $0.025
 per share (unaudited)         12,600,000        12,600       302,400           --           --

Issued 899,932 shares of
 common stock for prepaid
 consulting services at $0.025
 per share (unaudited)            889,932           890        21,358      (22,248)          --

Amortization of deferred
 consulting expense as of
 September 30, 2003 (unaudited)        --            --            --       22,248           --

Net loss for the nine months
 ended September 30, 2003
 (unaudited)                           --            -             --           --     (467,728)
                               -----------   -----------   -----------  -----------  -----------
Balance, September 30, 2003    16,110,258    $   16,110    $  554,303   $       --   $ (690,891)
                               ===========   ===========   ===========  ===========  ===========

           The accompanying notes are an integral part of these financial statements.

                                                7


                              VICTORY CAPITAL HOLDINGS CORPORATION
                      (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                   (A Development Stage Company)
                                     Statements of Cash Flows
                                            (Unaudited)


                                                                                       From
                                                             For the               Inception on
                                                         Nine Months Ended         January 7,
                                                           September 30,           1982 Through
                                                   -----------------------------   September 30,
                                                       2003            2002            2003
                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                        $   (467,728)   $     (7,694)   $   (690,891)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Stock issued for services                          337,248              --         339,786
     Contributed capital for rent and officer
      compensation                                          488              --           2,438
     Depreciation                                            60              --              60
   Changes in assets and liabilities:
     Increase in accounts payable
      and accounts payable - related party               48,342           7,694         116,244
     Increase in accrued liabilities                     82,190              --          82,190
                                                   -------------   -------------   -------------
       Net Cash Provided (Used) by Operating
        Activities                                          600              --        (150,173)
                                                   -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                (600)             --            (600)
                                                   -------------   -------------   -------------
       Net Cash Used by Investing Activities               (600)             --            (600)
                                                   -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock for cash                         --              --         150,773
                                                   -------------   -------------   -------------
     Net Cash Provided by Financing Activities               --              --         150,773
                                                   -------------   -------------   -------------
NET DECREASE IN CASH                                         --              --              --

CASH AT BEGINNING OF PERIOD                                  --              --              --
                                                   -------------   -------------   -------------
CASH AT END OF PERIOD                              $         --    $         --    $         --
                                                   =============   =============   =============

CASH PAID FOR:

   Interest                                        $         --    $         --    $         --
   Income taxes                                    $         --    $         --    $         --

SCHEDULE OF NON CASH
   FINANCING ACTIVITIES

   Stock issued for services                       $    337,248    $         --    $    339,786
   Contributed capital for rent and officer
    compensation                                   $        488    $         --    $      2,438

          The accompanying notes are an integral part of these financial statements.

                                               8

                               VICTORY CAPITAL HOLDINGS CORPORATION
                      (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                  (A Development Stage Company)
                              Notes to the Financial Statements
                        September 30, 2003 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the years ended December 31, 2003.

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

                               VICTORY CAPITAL HOLDINGS CORPORATION
                      (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                  (A Development Stage Company)
                              Notes to the Financial Statements
                        September 30, 2003 30, 2003 and December 31, 2002


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

         On May 2, 2003, the Company reached an agreement with the Company's former president and CEO to satisfy outstanding obligations and accrued interest related to cash advances made to the Company, of $68,018. As the former president and CEO continues to own a significant number of shares of the Company's common stock, the amount has been recorded as a contribution of additional paid-in capital occurring in the three months ended June 30, 2003.

         On May 30, 2003, the Company appointed Richard Zinman as the President and CEO. Mr. Zinman was awarded a three-year employment agreement with a base salary of $240,000 per year plus certain opportunities for performance and tenure based bonuses. As of September 30, 2003, the Company has accrued $21,600 in payroll and estimated payroll tax liabilities. Mr. Zinman resigned on October 7, 2003. The Company accrued an additional $60,000 in the third quarter plus payroll taxes bringing the total payroll and payroll taxes payable of $86,190.

         On August 16, 2003, the Company entered into preliminary discussions to acquire a majority interest in CEC Industries, Inc. (CEC), a public company involved in the debit card/stored value card industry. On September 14, 2003, the Company determined it to be in the best interest of its shareholders to terminate the acquisition negotiations with CEC and to seek out more beneficial acquisition opportunities.

NOTE 4 - SUBSEQUENT EVENTS

         Subsequent to September 30, 2003. The company formed a wholly owned subsidiary named Papadog, Inc. Papadog since changed its name to Global Card Services, Inc., and then to Global Card Incorporated (Global). Global entered into an employment agreement with an individual to serve as its Chief Executive Officer. The annual salary is to be $96,000 per annum beginning October 7, 2003. Additionally, the Company is to

                                VICTORY CAPITAL HOLDINGS CORPORATION
                      (FORMERLY NEW ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                                  (A Development Stage Company)
                              Notes to the Financial Statements
                        September 30, 2003 30, 2003 and December 31, 2002



NOTE 4 - SUBSEQUENT EVENTS (continued)

         issue the CEO 1,000,000 free trading shares of the Company's common stock on the date of six months from when employment commences. In addition the CEO was granted options to purchase 1,000,000 freely traded shares at an exercise price of $0.50 per share on a date that is 12 months from the date that employment commences and options to purchase 1,000,000 freely trades shares at an exercise price of $1.00 per share 18 months after employment commences. Global will grant to the CEO common stock equal to 5% of the outstanding shares of Global with said shares to be vested 12 months from the date the employment commences, additionally Global will grant to the CEO, options to purchase as additional 5% of the outstanding shares of Global at an exercise price of $0.10 per share. These options vest 18 months after the employment commences.

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

         Plan of Operation.
         ------------------

         Our Company has not engaged in any material operations during the quarter ending September 30, 2003.

         Our Company's plan of operation for the next quarter is to execute our business plan that positions the company to form subsidiary companies in the following industry sectors: (a) Technology, (b) Finance, and (c) Media. The Company's intention is that these subsidiaries will be incubated from their initial stages to maturity and ultimately their independence.

         Our Company's foreseeable cash requirements during the next quarter will relate only to maintaining our Company in good standing in the State of Nevada, as well as legal fees, accounting fees, and general and administrative expenses in connection with the adoption of it's business plan. Management does anticipate that our Company may raise additional funds during the next quarter.

         The Company may raise capital through the sale of its common stock under Rule 144 in anticipation of the need to raise additional funds, if necessary.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1 Certification of Principal Executive
               32.1 Certification of Section 906

          (b) Reports on Form 8-K.

               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Victory Capital Holdings Corporation
                                 fka New Environmental Technologies Corporation

Date: 11/11/03                   By: /s/Harold Gregg
     --------------                  -------------------------------------
                                     Harold Gregg
                                     Director and CEO
                                     Secretary and Treasurer