Form 10KSB
period 2003-12-31
VICTORY CAPITAL HOLDINGS CORP
filed 2004-03-26
CIK 700764

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from January 1,2003 to December 31, 2003

                         Commission File No. 002-76219NY
                                   -----------

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

                        11718 Barrington Court, Suite 709
                          Los Angeles, California 90049
                                -----------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (800) 620-6703


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

     (1)   Yes [X]  No [ ]           (2)   Yes [ ]     No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2003; None.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 23, 2004 - $6,125,698. There are approximately 16,120,258 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there has been a limited "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of the closing bid price on this date.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     None; not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     None; not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           March 23, 2004; 16,120,258.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

     Transitional Small Business Issuer Format Yes [X] No [ ]

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Corporate Developments.
     -----------------------

     Victory Capital Holdings Corporation fka New Environmental Technologies Corporation(our "Company") was organized under the laws of the State of Nevada on January 7, 1982, under the name "All Things, Inc." Our Company was formed for the purpose of engaging in all lawful businesses. Our Company's initial authorized capital consisted of 100,000,000 shares of $0.001 par value common voting stock.

     On March 21, 1985, Our Company's name was changed to "New Environmental Technologies Corporation." On April 28, 2003, Our Company's name was ultimately changed again to "Victory Capital Holdings Corporation."

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

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

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

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from theinvestor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

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

Number of Employees.
--------------------

Item 2.  Description of Property.
---------------------------------

     Our Company has no property and limited assets; its principal executive Office address and telephone number are the business office address and telephone number of Harold Gregg, our Company's CEO, which are provided at no cost. See Part I, Item 1.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------


          Track Data provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.


                                STOCK QUOTATIONS

                                            CLOSING BID
Quarter ended:                        High                Low
--------------                        ----                ---

April 2, 2003
through
June 30, 2003                         2.50                0.03

September 30, 2003                    0.74                0.35

December 31, 2003                     0.46                0.15


     Since April 2, 2002, our common stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). Our symbol is "VTYC." However, management does not expect any established trading market to develop unless and until it has operations. In any event, no assurance can be given that any market for our Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market; and all of these persons have satisfied the "holding period" under Rule 144.

Recent Sales of "Restricted Securities".
----------------------------------------

     There have been no sales of "restricted securities" or other securities by us during the past three years.

Holders.
--------

     The number of record holders of our Company's common stock as of the calendar year ended December 31, 2003 was approximately 864; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of March 23, 2004 there were approximately 864 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

Our Company has not engaged in any material operations during the year ending December 31, 2003.

Our Company's plan of operation for the next year is to execute the current business plans of our subsidiary Companies in the following sectors: (a) Technology, (On Demand Communication)(b) Finance, (Global Card, Inc.)and Media. Victory's business objective is to increase net operating income and net asset value by focusing its efforts and assets in companies and industries with high potential for growth, equity appreciation and overall return. The Company is principally engaged in the formation of subsidiary companies to operate in emerging markets, and incubating them from their initial stages to maturity and independence.

The Company currently owns and manages the following websites:

http://www.vtyc.com
http://www.victoryholding.com
http://www.victoryholdings.com
http://www.globalcardinc.com
http://www.wagewire.com
http://www.turbocard.com
http://www.on-demandcorp.com
http://www.ondemandcommunications.com


Our Company's only foreseeable cash requirements during the next quarter will relate to maintaining our Company in good standing in the State of Nevada, as well as legal fees, accounting fees, and general and administrative expenses in connection with the adoption of it's business plan. Management does anticipate that our Company may raise additional funds during the next year.

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

Item 7.  Financial Statements.
------------------------------

For the periods ended December 31, 2003 and 2002

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

                      VICTORY CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

                                    CONTENTS


Independent Auditors' Report................................................. 3

Consolidated Balance Sheet................................................... 4

Consolidated Statements of Operations........................................ 5

Consolidated Statements of Stockholders' Equity (Deficit).................... 6

Consolidated Statements of Cash Flows........................................ 10

Notes to the Consolidated Financial Statements............................... 11

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Victory Capital Holdings Corporation and Subsidiaries
(A Development Stage Company)
San Diego, California

We have audited the accompanying consolidated balance sheet of Victory Capital Holdings Corporation and Subsidiaries (a development stage company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception on January 7, 1982 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Victory Capital Holdings Corporation and Subsidiaries (a development stage company) as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and from inception on January 7, 1982 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company is a development stage company and has a deficit working capital and stockholders' deficit along with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 19, 2004

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                       2003
CURRENT ASSETS

   Cash                                                             $        --
                                                                    ------------
     Total Current Assets                                                    --
                                                                    ------------
   Fixed Assets, Net                                                        520
                                                                    ------------
     TOTAL ASSETS                                                   $       520
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ------------------------------ ----------------

CURRENT LIABILITIES

   Accounts payable                                                   $  28,472
   Payable - related party (Note 2)                                      42,604
   Accrued payroll and payroll taxes                                    111,956
                                                                    ------------
     Total Liabilities                                                  183,032
                                                                    ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized 100,000,000 shares at
    $0.001 par value; 16,120,258 shares issued and
    outstanding                                                          16,120
   Additional paid-in capital                                           617,493
   Deficit accumulated during the development stage                    (816,125)
                                                                    ------------
     Total Stockholders' Equity (Deficit)                              (182,512)
                                                                    ------------
     TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $       520
                                                                    ============



        The accompanying notes are an integral part of these consolidated financial statements.

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                       From
                                                                   Inception on
                                         For the Years Ended        January 7,
                                             December 31,          1982 Through
                                     ----------------------------   December 31,
                                         2003            2002          2003
                                     -------------  -------------  -------------
REVENUES                             $         --   $         --   $         --

EXPENSES

   Consulting                             393,032             --        393,032
   Payroll                                104,000             --        104,000
   General and Administrative              95,930         13,960        319,093
                                     -------------  -------------  -------------
     Total Expenses                       592,962         13,960        816,125
                                     -------------  -------------  -------------
NET LOSS                             $   (592,962)  $    (13,960)  $   (816,125)
                                     =============  =============  =============
BASIC LOSS PER SHARE                 $      (0.05)  $      (0.01)
                                     =============  =============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                           11,732,910      2,620,326
                                     =============  =============


        The accompanying notes are an integral part of these consolidated financial statements.

               VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)
                                                                         Deficit
                                                                        Accumulated
                                      Common Stock         Additional   During the
                               -------------------------     Paid-in    Development
                                  Shares       Amount        Capital       Stage
                               -----------   -----------   -----------  -----------
Balance, January 7, 1982               --    $       --    $       --   $       --

Common stock issued for cash
   at $7.50 per share               6,000             6        45,000           --

Common stock issued for cash
   at $0.39 per share             168,503           169        65,819           --

Net loss from inception on
   January 7, 1982 through
   December 31, 1982                   --            --            --      (39,597)
                               -----------   -----------   -----------  -----------
Balance, December 31, 1982        174,503           175       110,819      (39,597)

Net loss for the year ended
   December 31, 1983                   --            --            --      (71,397)
                               -----------   -----------   -----------  -----------
Balance, December 31, 1983        174,503           175       110,819     (110,994)

Common stock issued for cash
   at $25.00 per share                 57            --         1,425           --

Common stock issued for cash
   at $25.00 per share                  3            --            75           --

Common stock issued for cash
   at $0.25 per share           1,580,000         1,580        38,373           --

Net loss for the year ended
   December 31, 1984                   --            --            --           --
                               -----------   -----------   -----------  -----------
Balance, December 31, 1984      1,754,563         1,755       150,692     (110,994)

Canceled common stock          (1,296,132)       (1,297)           --           --

Net loss for the year ended
   December 31, 1985                   --            --            --           --
                               -----------   -----------   -----------  -----------
Balance, December 31, 1985        458,431           458       150,692     (110,994)

Net loss for the year ended
   December 31, 1986                   --            --            --           --
                               -----------   -----------   -----------  -----------
Balance, December 31, 1986        458,431    $      458    $  150,692   $ (110,994)
                               -----------   -----------   -----------  -----------


 The accompanying notes are an integral part of these consolidated financial statements.



              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                                      Deficit
                                                                     Accumulated
                                      Common Stock        Additional During the
                                -----------------------    Paid-in   Development
                                  Shares       Amount      Capital       Stage
                                ----------   ----------   ----------  ----------
Balance, December 31, 1986        458,431    $     458    $ 150,692   $(110,994)

Net loss for the year ended
   December 31, 1987                   --           --           --          --
                                ----------   ----------   ----------  ----------
Balance, December 31, 1987        458,431          458      150,692    (110,994)

Net loss for the year ended
   December 31, 1988                   --           --           --          --
                                ----------   ----------   ----------  ----------
Balance, December 31, 1988        458,431          458      150,692    (110,994)

Net loss for the year ended
   December 31, 1989                   --           --           --          --
                                ----------   ----------   ----------  ----------
Balance, December 31, 1989        458,431          458      150,692    (110,994)

Net loss for the year ended
   December 31, 1990                   --           --           --          --
                                ----------   ----------   ----------  ----------
Balance, December 31, 1990        458,431          458      150,692    (110,994)

Net loss for the year ended
   December 31, 1991                   --           --           --          --
                                ----------   ----------   ----------  ----------
Balance, December 31, 1991        458,431          458      150,692    (110,994)

Net loss for the year ended
   December 31, 1992                   --           --           --          --
                                ----------   ----------   ----------  ----------
Balance, December 31, 1992        458,431          458      150,692    (110,994)

Net loss for the year ended
   December 31, 1993                   --           --           --          --
                                ----------   ----------   ----------  ----------
Balance, December 31, 1993        458,431          458      150,692    (110,994)

Canceled common stock            (316,000)        (316)          --          --

Net loss for the year ended
   December 31, 1994                   --           --           --      (6,656)
                                ----------   ----------   ----------  ----------
Balance, December 31, 1994        142,431    $     142    $ 150,692   $(117,650)
                                ----------   ----------   ----------  ----------


        The accompanying notes are an integral part of these consolidated financial statements.

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                                       Deficit
                                                                      Accumulated
                                       Common Stock        Additional During the
                                   ----------------------   Paid-in   Development
                                     Shares      Amount     Capital       Stage
                                   ----------  ----------  ----------  ----------
Balance, December 31, 1994           142,431   $     142   $ 150,692   $(117,650)

Common stock issued for
   services at $0.001 per share    2,357,895       2,358          --          --

Net loss for the year ended
   December 31, 1995                      --          --          --     (49,097)
                                   ----------  ----------  ----------  ----------
Balance, December 31, 1995         2,500,326       2,500     150,692    (166,747)

Common stock issued for
   services at $0.001 per share      120,000         120          --          --

Net loss for the year ended
   December 31, 1996                      --          --          --      (1,681)
                                   ----------  ----------  ----------  ----------
Balance, December 31, 1996         2,620,326       2,620     150,692    (168,428)

Net loss for the year ended
   December 31, 1997                      --          --          --      (3,517)
                                   ----------  ----------  ----------  ----------
Balance, December 31, 1997         2,620,326       2,620     150,692    (171,945)

Net loss for the year ended
   December 31, 1998                      --          --          --      (2,479)
                                   ----------  ----------  ----------  ----------
Balance, December 31, 1998         2,620,326       2,620     150,692    (174,424)

Net loss for the year ended
   December 31, 1999                      --          --          --      (6,307)
                                   ----------  ----------  ----------  ----------
Balance, December 31, 1999         2,620,326       2,620     150,692    (180,731)

Net loss for the year ended
   December 31, 2000                      --          --          --      (9,011)
                                   ----------  ----------  ----------  ----------
Balance, December 31, 2000         2,620,326       2,620     150,692    (189,742)

Net loss for the year ended
   December 31, 2001                      --          --          --     (19,461)
                                   ----------  ----------  ----------  ----------
Balance, December 31, 2001         2,620,326       2,620     150,692    (209,203)

Contributed capital for rent and
 officer compensation                     --          --       1,950          --

Net loss for the year ended
 December 31, 2002                        --          --          --     (13,960)
                                   ----------  ----------  ----------  ----------
Balance forward                    2,620,326   $   2,620   $ 152,692   $(223,163)
                                   ----------  ----------  ----------  ----------

        The accompanying notes are an integral part of these consolidated financial statements.

                                       14


                  VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                              (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                              Deficit
                                                                             Accumulated
                                            Common Stock        Additional   During the
                                      ------------------------   Paid-in     Development
                                        Shares        Amount     Capital        Stage
                                      ----------   -----------  -----------  -----------
Balance forward                        2,620,326   $    2,620   $  152,692   $ (223,163)

March 31, 2003, Contributed
 capital for rent and officer
 compensation                                 --           --          488           --

April 14, 2003, Capital
 contributed by shareholders
 through forgiveness of
 accounts payable and interest                --           --       77,415           --

April 28, 2003, Issued 12,500,000
 shares to consultants and advisors
 for services rendered at $0.025
 per share                            12,500,000       12,500      300,000           --

April 28, 2003, Issued 889,932
 shares of common stock for
 prepaid consulting services
 at $0.025 per share                     889,932          890       21,358           --

July 2, 2003, Issued 100,000
 shares to attorney for legal
 services at $0.61 per share             100,000          100       60,900           --

November 3, 2002, Issued 10,000
 shares for real estate consulting
 services at $0.47 per share              10,000           10        4,690           --

Net loss for the year ended
 December 31, 2003                            --           --           --     (592,962)
                                      ----------   -----------  -----------  -----------
Balance, December 31, 2003            16,120,258   $   16,120   $  617,493   $ (816,125)
                                      ==========   ===========  ===========  ===========


 The accompanying notes are an integral part of these consolidated financial statements.


                                           15


                  VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                              (A Development Stage Company)
                          Consolidated Statements of Cash Flows
                                                                                From
                                                                            Inception on
                                                     For the Years Ended       January 7,
                                                          December 31,       1982 Through
                                                    -----------------------   December 31,
                                                       2003         2002         2003
                                                    ----------   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                         $(592,962)   $ (13,960)   $(816,125)
   Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
     Stock issued for services                        400,448           --      402,986
     Contributed capital for rent and officer
      compensation                                        488        1,950        2,438
   Depreciation                                            80           --           80
   Increase in accounts payable, and
     payable-related party                             84,590       12,010      152,492
   Increase in accrued liabilities                    107,956           --      107,956
                                                    ----------   ----------   ----------
       Net Cash Provided (Used) by
        Operating Activities                              600           --     (150,173)
                                                    ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                              (600)          --         (600)
                                                    ----------   ----------   ----------
     Net Cash Used by Investing Activities               (600)          --         (600)
                                                    ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock                                --           --      150,773
                                                    ----------   ----------   ----------
       Net Cash Provided by Financing Activities           --           --      150,773
                                                    ----------   ----------   ----------
NET DECREASE IN CASH                                       --           --           --
                                                    ----------   ----------   ----------
CASH AT BEGINNING OF PERIOD                                --           --           --
                                                    ----------   ----------   ----------

CASH AT END OF PERIOD                               $      --    $      --    $      --
                                                    ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   Interest paid                                    $      --    $      --    $      --
   Income taxes paid                                $      --    $      --    $      --

SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES

   Stock issued for services                        $ 400,448    $      --    $ 402,986
   Contributed capital for rent and officer
    compensation                                    $     488    $   1,950    $   2,438
   Contributed capital by shareholders              $  77,415    $      --    $  77,415



 The accompanying notes are an integral part of these consolidated financial statements.

                                           16

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - ORGANIZATION

         The financial statements presented are those of Victory Capital Holdings Corporation and subsidiaries (the Company). The Company was incorporated as All Things, Inc. under the laws of the State of Nevada on January 7, 1982. On March 21, 1985, the Company changed its name to New Environmental Technologies Corporation. On April 28, 2003 the Company changed its name to Victory Capital Holdings Corporation. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America.

         On October 3, 2001, the Company formed a wholly owned subsidiary named Papadog, Inc. Papadog has since changed its name to Global Card Services, Inc and then to Global Card Incorporated (Global).

         On November 12, 2003, the Company formed a wholly owned subsidiary named On Demand Communications (On Demand).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

         b. Basic Loss Per Share

         Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                        For the Years Ended
                                                            December 31,
                                                   -----------------------------
                                                       2003            2002
                                                   -------------   -------------
         Loss per share:

         Numerator - net loss                      $   (592,962)   $    (13,960)

         Denominator - weighted average
           number of shares outstanding              11,732,910       2,620,326
                                                   -------------   -------------
         Loss per share                            $      (0.05)   $      (0.01)
                                                   =============   =============

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Provision for Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                       2003            2002
                                                   -------------   -------------
         Deferred tax assets:
           NOL Carryover                           $     84,900    $     43,200

         Deferred tax liabilities:                           --              --

         Valuation allowance                            (84,900)        (43,200)
                                                   -------------   -------------
         Net deferred tax asset                    $         --    $         --
                                                   =============   =============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                       2003            2002
                                                   -------------   -------------
              Book income                          $   (206,705)   $     (5,445)
              State Tax                                    (100)           (100)
              Other                                         230              69
              Stock for services                        131,625              --
              Accrued payroll                            31,200              --
              Valuation allowance                        43,750           5,476
                                                   -------------   -------------
                                                   $         --    $         --
                                                   =============   =============

         At December 31, 2003, the Company had net operating loss carry forwards of approximately $217,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


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

         On April 14, 2003, the Company's president and CEO paid $37,938 towards the satisfaction of certain company accounts payable. This resulted in the reclassification of accounts payable to payable - related party for $37,938 during the three months ended June 30, 2003.

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

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Change in Accounting Principles

         During the year ended December 31, 2003, the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operations:

              o    SFAS No. 143, Accounting for Asset Retirement Obligations;
              o    SFAS No.145, Rescission of FASB Statements 4, 44, and 64,
                   amendment of Statement 13, and Technical Corrections;
              o    SFAS No. 146, Accounting for Exit or Disposal Activities;
              o    SFAS No. 147, Acquisitions of certain Financial Institutions;
                   and
              o    SFAS No. 148, Accounting for Stock Based Compensation.
              o SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
              o SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

         In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

         g. Principles of Consolidation

         The consolidated financial statements include those of Victory Capital Holdings Corporation and its wholly owned subsidiaries, Global Card Services, Inc. and On Demand Communications. All material inter-company activity has been eliminated.

NOTE 3 - STOCK SPLITS

         On August 10, 1984, the Company authorized a 1-for-10 stock split of common stock. On July 16, 1984, the Company authorized a 1-for-10 stock split of legend stock. On September 21, 1984, the Company authorized a 1-for-60 stock split of legend stock. On January 11, 1985, the Company authorized a 1-for-60 stock split of legend stock. On January 22, 1985, the Company authorized a 60-for-1 stock split of legend stock. On August 27, 1995, the Company authorized a 1-for-250 stock split of all stock.

         The financial statements reflect these stock splits on a retroactive basis.

NOTE 4 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, the Company has a deficit in working capital and stockholders' deficit at December 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 4 - GOING CONCERN (Continued)

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Subsequent to September 30, 2003. The company formed a wholly owned subsidiary named Papadog, Inc. Papadog since changed its name to Global Card Services, Inc., and then to Global Card Incorporated (Global). Global entered into an employment agreement with an individual to serve as its Chief Executive Officer. The annual salary is to be $96,000 per annum beginning October 7, 2003. Additionally, the Company is to issue the CEO 1,000,000 free trading shares of the Company's common stock on the date of six months from when employment commences. In addition the CEO was granted options to purchase 1,000,000 freely traded shares at an exercise price of $0.50 per share on a date that is 12 months from the date that employment commences and options to purchase 1,000,000 freely trades shares at an exercise price of $1.00 per share 18 months after employment commences. Global will grant to the CEO common stock equal to 5% of the outstanding shares of Global with said shares to be vested 12 months from the date the employment commences, additionally Global will grant to the CEO, options to purchase as additional 5% of the outstanding shares of Global at an exercise price of $0.10 per share. These options vest 18 months after the employment commences.

NOTE 6 - STOCK ISSUANCES

         On April 28,2003 the Company issued 12,500,000 shares of common stock to various consultants for services rendered. The shares were valued at the stocks closing price of $0.025 per share for a total consideration of $312,500.

         On April 28, 2003 the Company issued 889,932 shares of common stock to various consultants for services rendered from April 28, 2003 to July 31, 2003. The shares were valued at the stocks closing price of $0.025 per share for the total consideration of $22,248.

         On July 2, 2003, the Company issued 100,000 shares of common stock to its attorney for services which were rendered. The shares were valued at the stocks closing price of $0.61 per share for the total consideration of $61,000

         On November 3, 2003, the Company issued 10,000 shares of common stock for consulting services which were rendered. The shares were valued at the stocks closing price of $0.47 per share for total consideration of $4,700.

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 7 - SUBSEQUENT EVENTS

         During the first quarter of 2004, the Company's Chairman & CEO, Harold Gregg, paid $62,964.87 for 2003 expenses that were listed as payables on the December 31, 2003 general ledger. This amount is due upon demand and will not accrue any interest.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     No independent accountant of our Company has resigned, declined to stand for re-election or was dismissed during our Company's two most recent fiscal years or any interim period.

Item 8A. Controls and Procedures.
---------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Victory Capital Holdings Corporation's President and
Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of March 24, 2004, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 24, 2004.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
---------------------------------------

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

                                              Date of           Date of
                     Positions              Election or       Termination
   Name                 Held                Designation       Resignation
   ----                 ----                -----------       -----------
Harold Gregg        Director/Interim CEO       4/03                *
                    Secretary/                                     *
                    Treasurer

Richard Zinman      CEO                        5/03              10/03

George Sharp        Various Interim           12/03          **Service Agreement
                    CEO

TJ Culbertson       CEO                       10/03                *
Global Card, Inc.   Director
                    Secretary/                10/03                *
                    Treasurer

         * These persons presently serve in the capacities indicated opposite their respective names.

         ** Acted as an independent contractor, providing services to the various subsidiaries.


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

Business Experience.
--------------------

         Harold Gregg, Director and CEO. Since April 2003, a member of the Ohio State Bar is a graduate of Syracuse University in 1966, with a BS in business administration. Mr. Gregg is a graduate of the Law School of Case Western Reserve University, Cleveland, Ohio, with a Juris Doctor degree.

         TJ Culbertson, Director and CEO of our Global Card, Inc. subsidiary Since October 3, 2003, graduated in 1995 with a BS in applied economics from the University of Minnesota. He then went on to earn a Masters Degree in International Management from the University of St. Thomas, Minneapolis Minnesota.

Family Relationships.
---------------------

          None

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

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                       Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)    (c)   (d)    (e)      (f)        (g)    (h)    (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/LTIP     other
position     Ended       $     $   Compen-  Stock      SAR's  Payouts  Compen-
                      Salary Bonus sation   awards$    #       $       sation$
- ----------------------------------------------------------------------------
Harold Gregg  12/31/03   0     0     0         0        0      0       0
Sec/Tres      12/31/03   0     0     0         0        0      0       0
Director

Richard       12/31/03 240,000 0     0         0        0      0       0
Zinman        12/31/03   0     0     0         0        0      0       0
CEO

TJ.           12/31/03 96,000  0     0         0        0      0       0
Culbertson    12/31/03   0     0     0         0        0      0       0
Global Card, Inc.
Director/CEO


Stock Option Plans.
-------------------

     On June 30, 2003 our Company adopted the "2003 Stock Awards Plan", registered under Form S-8. The Company registered 1,000,000 shares of our Company's common stock at an aggregate price of .65 per share. By this reference, our Company's Registration Statement on Form S-8 is incorporated herein. As of our December 31, 2003 no options have been exercised, accordingly, no table relating to such items have been included within this item.

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

None

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2003 and 2004, and to the date hereof:

                              Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------

None


Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others
----------------------------------------

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None.

Exhibits*
Number
------

(i)
4/22/2003                Change in Control
5/09/2003                Clarification of our Authorized Shares

(ii)                     Where Incorporated In This Annual Report
6/30/2003                 Form S-8

     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services
---------------------------------------------

Audit Fees

The aggregate fees billed for fiscal years 2003 and 2002 were $10,300 and $3,800, respectively, for professional services rendered by HJ Associates & Consultants, LLP the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in our Form 10-QSB or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

No fees were billed in each of the last two fiscal years for any other work relating to our audit.

Tax Fees

The aggregate fees billed for fiscal years 2003 and 2002 were $210 and $0, respectively, for professional services rendered by HJ Associates and Consultants, LLP, the principal accountant for tax compliance, tax advice, and tax planning, for services relating to the preparation of the Company's federal and state income tax returns.

All Other Fees

In the past two fiscal years, other fees were billed for registration statement review provided by our principal accountant in the amount of $1,575.

Our Audit Committee approved the engagement of our principal accountant prior to their rendering any and all audit or non-audit services.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VICTORY CAPITAL HOLDINGS CORPORATION


Date: 3/24/04                               By /s/ Harold Gregg
                                               ---------------------------------
                                               Harold Gregg, President and
                                               Director




     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            VICTORY CAPITAL HOLDINGS CORPORATION


Date: 3/24/04                               By /s/ Harold Gregg
                                               ---------------------------------
                                               Harold Gregg, President and
                                               Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Harold Gregg, President of Victory Capital Holdings Corporation, fka New Environmental Technologies Corporation (the "Registrant"), certify that:

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

Dated:  March 24, 2004                       Signature: /s/ Harold Gregg
                                                        ------------------------
                                                        Harold Gregg
                                                        President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Victory Capital Holdings Corpration, fka New Environmental Technologies Corporation (the "Registrant") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof(the "Annual Report"), I, Harold Gregg Secretary/Treasurer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



/s/ Harold Gregg
------------------------
Director
Secretary and Treasurer
3/24/04