Form 10QSB
period 2004-03-31
VICTORY CAPITAL HOLDINGS CORP
filed 2004-05-24
CIK 700764

                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 2-76219-NY
                    -----------------------------------------



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

                                 April 22, 2004

                   61,866,925 (40,666,667 is held in Treasury)
                                   21,200,258
                                   ----------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.







              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2004 AND DECEMBER 31, 2003


                        VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                    (A Development Stage Company)
                                     Consolidated Balance Sheets


                                               ASSETS
                                               ------

                                                                       March 31,       December 31,
                                                                         2004              2003
                                                                     ------------      ------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash                                                              $        --       $        --
                                                                     ------------      ------------
     Total Current Assets                                                     --                --
                                                                     ------------      ------------

FIXED ASSETS, NET                                                            490               520
                                                                     ------------      ------------

     TOTAL ASSETS                                                    $       490       $       520
                                                                     ============      ============



                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                           ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                                  $     7,468       $    28,472
   Accounts payable - related party                                       54,793            42,604
   Accrued payroll and payroll taxes                                     137,792           111,956
                                                                     ------------      ------------

     Total Liabilities                                                   200,053           183,032
                                                                     ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized 100,000,000 shares at
    $0.001 par value; 21,200,258 and 16,120,258 shares
    issued and outstanding, respectively                                  21,200            16,120
   Additional paid-in capital                                          1,765,363           617,493
   Deficit accumulated during the development stage                   (1,986,126)         (816,125)
                                                                     ------------      ------------

     Total Stockholders' Equity (Deficit)                               (199,563)         (182,512)
                                                                     ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                              $       490       $       520
                                                                     ============      ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements


                                  VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                                          Consolidated Statements of Operations
                                                       (Unaudited)




                                                                                                       From
                                                                        For the                    Inception on
                                                                  Three Months Ended                January 7,
                                                                       March 31,                   1982 Through
                                                        ---------------------------------------      March 31,
                                                               2004                2003                2004
                                                        ------------------- ------------------- -------------------
REVENUES                                                $                -  $                -  $                -

EXPENSES

   Consulting                                                      965,450                   -           1,358,482
   Salaries and Wages                                              144,000                   -             248,000
   General and administrative                                       12,188               5,775             325,381
                                                        ------------------- ------------------- -------------------

     Total Expenses                                              1,121,638               5,775           1,931,863
                                                        ------------------- ------------------- -------------------

LOSS FROM OPERATIONS                                            (1,121,638)             (5,775)         (1,931,863)

OTHER INCOME (EXPENSE)

   Loss on extinguishments of debt                                 (48,363)                  -             (48,363)
   Interest expense                                                      -              (1,900)             (5,900)
                                                        ------------------- ------------------- -------------------

     Total Other Income (Expense)                                  (48,363)             (1,900)            (54,263)
                                                        ------------------- ------------------- -------------------

NET LOSS                                                $        1,170,001  $           (7,675) $       (1,986,126)
                                                        =================== =================== ===================

BASIC NET LOSS PER SHARE OF
 COMMON STOCK                                           $            (0.07) $            (0.00)
                                                        =================== ===================

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                          17,574,324           2,620,326
                                                        =================== ===================


                                  The accompanying notes are an integral part of these
                                           consolidated financial statements

                                  VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Common Stock                  Additional           During the
                                      -------------------------------------       Paid-in            Development
                                          Shares              Amount              Capital               Stage
                                      -----------------   -----------------  ------------------  ------------------
Balance, January 7, 1982                             -    $              -   $               -   $               -

Common stock issued for cash
 at $7.50 per share                              6,000                   6              45,000                   -

Common stock issued for cash
 at $0.39 per share                            168,503                 169              65,819                   -

Net loss from inception on
 January 7, 1982 through
 December 31, 1982                                   -                   -                   -             (39,597)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1982                     174,503                 175             110,819             (39,597)

Net loss for the year ended
 December 31, 1983                                   -                   -                   -             (71,397)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1983                     174,503                 175             110,819            (110,994)

Common stock issued for cash
 at $25.00 per share                                57                   -               1,425                   -

Common stock issued for cash
 at $25.00 per share                                 3                   -                  75                   -

Common stock issued for cash
 at $0.25 per share                          1,580,000               1,580              38,373                   -

Net loss for the year ended
 December 31, 1984                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1984                   1,754,563               1,755             150,692            (110,994)

Retired common stock,                       (1,296,132)             (1,297)                  -                   -

Net loss for the year ended
 December 31, 1985                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1985                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1986                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1986                     458,431    $            458   $         150,692   $        (110,994)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1986                     458,431    $            458   $         150,692   $        (110,994)

Net loss for the year ended
 December 31, 1987                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1987                     458,431    $            458   $         150,692   $        (110,994)
                                      -----------------   -----------------  ------------------  ------------------

                                  The accompanying notes are an integral part of these
                                            consolidated financial statements



                                  VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                          Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Common Stock                  Additional           During the
                                      -------------------------------------       Paid-in            Development
                                          Shares              Amount              Capital               Stage
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1987                     458,431    $            458   $         150,692   $        (110,994)

Net loss for the year ended
 December 31, 1988                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1988                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1989                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1989                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1990                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1990                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1991                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1991                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1992                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1992                     458,431                 458             150,692            (110,994)

Net loss for the year ended
 December 31, 1993                                   -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1993                     458,431                 458             150,692            (110,994)

Canceled common stock                         (316,000)               (316)                  -                   -

Net loss for the year ended
 December 31, 1994                                   -                   -                   -              (6,656)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1994                     142,431                 142             150,692            (117,650)

Common stock issued for
   services at $0.001 per share              2,357,895               2,358                   -                    -

Net loss for the year ended
   December 31, 1995                                 -                   -                   -             (49,097)
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1995                   2,500,326    $          2,500   $         150,692   $        (166,747)
                                      -----------------   -----------------  ------------------  ------------------


                                  The accompanying notes are an integral part of these
                                            consolidated financial statements



                                  VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                          Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Common Stock                  Additional           During the
                                      -------------------------------------       Paid-in            Development
                                           Shares              Amount             Capital               Stage
                                      -----------------   -----------------  ------------------  ------------------

Balance, December 31, 1995                  2,500,326     $         2,500    $        150,692    $      (166,747)

Common stock issued for
   services at $0.001 per share               120,000                 120                   -                  -

Net loss for the year ended
   December 31, 1996                                -                   -                   -             (1,681)
                                      ----------------    ----------------   -----------------   ----------------

Balance, December 31, 1996                  2,620,326               2,620             150,692           (168,428)

Net loss for the year ended
   December 31, 1997                                -                   -                   -             (3,517)
                                      ----------------    ----------------   -----------------   ----------------

Balance, December 31, 1997                  2,620,326               2,620             150,692           (171,945)

Net loss for the year ended
   December 31, 1998                                -                   -                   -             (2,479)
                                      ----------------    ----------------   -----------------   ----------------

Balance, December 31, 1998                  2,620,326               2,620             150,692           (174,424)

Net loss for the year ended
   December 31, 1999                                -                   -                   -             (6,307)
                                      ----------------    ----------------   -----------------   ----------------

Balance, December 31, 1999                  2,620,326               2,620             150,692           (180,731)

Net loss for the year ended
   December 31, 2000                                -                   -                   -             (9,011)
                                      ----------------    ----------------   -----------------   ----------------

Balance, December 31, 2000                  2,620,326               2,620             150,692          (189,742)

Net loss for the year ended
   December 31, 2001                                -                   -                   -            (19,461)
                                      ----------------    ----------------   -----------------   ----------------

Balance, December 31, 2001                  2,620,326               2,620             150,692           (209,203)

Contributed capital for rent and
 officer compensation                               -                   -               1,950                  -

Net loss for the year ended
 December 31, 2002                                  -                   -                   -            (13,960)
                                      ----------------    ----------------   -----------------   ----------------

Balance, December 31, 2002                  2,620,326               2,620             152,642           (223,163)

Contributed capital for rent and
  officer compensation                              -                   -                 488                  -

Capital contributed by shareholders
 through forgiveness of
 accounts payable and interest                      -                   -              77,415                  -
                                      ----------------    ----------------   -----------------   ----------------

Balance forward                             2,620,326     $         2,620    $        230,545    $      (223,163)
                                      ----------------    ----------------   -----------------   ----------------


                                  The accompanying notes are an integral part of these
                                           consolidated financial statements


                                  VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                          Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Common Stock                  Additional           During the
                                      -------------------------------------       Paid-in            Development
                                          Shares              Amount              Capital               Stage
                                      -----------------   -----------------  ------------------  ------------------

Balance forward                             2,620,326     $         2,620    $        230,545    $      (223,163)

Common stock issued for services
  at $0.025 per share                      13,389,932              13,390             321,358                  -

Common stock issued for
 services at $0.61 per share                  100,000                 100              60,900                  -

Common stock issued for
 services at $0.47 per share                   10,000                  10               4,690                  -

Net loss for the year ended
 December 31, 2003                                  -                   -                   -           (592,962)
                                      ----------------    ----------------   -----------------   ----------------

Balance, December 31, 2003                 16,120,258              16,120             617,493           (816,125)

Common stock issued for
  services at $0.16 per share
  (unaudited)                               1,000,000               1,000             159,000                  -

Common stock issued for
  services at $0.17 per share
  (unaudited)                               1,800,000               1,800             304,200                  -

Common stock issue for services
  at $0.165 per share (unaudited)             800,000                 800             131,200                  -

Common stock issued for
  services at $0.215 per share
  (unaudited)                                  30,000                  30               6,420                  -

Common stock issued for debt
  at $0.45 per share (unaudited)              150,000                 150              67,350                  -

Common stock issued for services
  at $0.40 per share (unaudited)              300,000                 300             119,700                  -

Common stock issued for services
  at $0.34 per share (unaudited)              700,000                 700             237,300                  -

Common stock issued for services
  at $0.41 per share (unaudited)              300,000                 300             122,700                  -

Net loss for the three months
  ended March 31, 2004 (unaudited)                  -                   -                   -         (1,170,001)
                                      ----------------    ----------------   -----------------   ----------------

Balance, March 31, 2004
  (unaudited)                              21,200,258     $        21,200    $      1,765,363    $    (1,986,126)
                                      ================    ================   =================   ================

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements


                                  VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)


                                                                                                        From
                                                                      For the                      Inception on
                                                                 Three Months Ended                 January 7,
                                                                      March 31,                    1982 Through
                                                      ----------------------------------------       March 31,
                                                             2004                 2003                 2004
                                                      -------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net loss                                           $       (1,170,001)  $           (7,675)  $       (1,986,126)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation                                                     30                    -                  110
     Loss on extinguishment of debt                               48,363                    -               48,363
     Stock issued for services                                 1,085,450                    -            1,488,436
     Contributed capital for rent and officer
      compensation                                                     -                  488                2,438
     Increase in accounts payable
      and accounts payable - related party                        10,322                7,187              162,814
     Increase to accrued liabilities                              25,836                    -              133,792
                                                      -------------------  -------------------  -------------------

       Net Cash Used by Operating Activities                           -                    -             (150,173)
                                                      -------------------  -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                            -                    -                 (600)
                                                      -------------------  -------------------  -------------------

     Net Cash Used by Investing Activities                             -                    -                 (600)
                                                      -------------------  -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock for cash                                   -                    -              150,773
                                                      -------------------  -------------------  -------------------

     Net Cash Provided by Financing Activities                         -                    -              150,773
                                                      -------------------  -------------------  -------------------

NET DECREASE IN CASH                                                   -                    -                    -

CASH AT BEGINNING OF PERIOD                                            -                    -                    -
                                                      -------------------  -------------------  -------------------

CASH AT END OF PERIOD                                 $                -   $                -   $                -
                                                      ===================  ===================  ===================

CASH PAID FOR:

   Interest                                           $                -   $                -   $                -
   Income taxes                                       $                -   $                -   $                -

SCHEDULE OF NON CASH
   FINANCING ACTIVITIES

   Stock issued for services                          $        1,085,450   $                -   $        1,488,436
   Contributed capital for rent and officer
     Compensation                                     $                -   $              488   $            2,438
   Contributed capital by shareholders                $                -   $                -   $           77,415



                                  The accompanying notes are an integral part of these
                                           consolidated financial statements

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 1 -      CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 audited consolidated financial statements. The results of operations for the period ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

          Plan of Operation.
          ------------------

          Our Company has not engaged in any material operations during the quarter ending March 31, 2004.

          Our Company's plan of operation for the next year is to execute the current business plans of our subsidiary Companies in the following sectors: (a) Technology, (On Demand Communications Corp.)(b) Finance, (Global Card, Inc.)and Media. Victory's business objective is to increase net operating income and net asset value by focusing its efforts and assets in companies and industries with high potential for growth, equity appreciation and overall return. The Company is principally engaged in the formation of subsidiary companies to operate in emerging markets, and incubating them from their initial stages to maturity and independence.

          The following will outline our business plan:

          Victory Capital Holdings Corporation, (VTYC) is a Publicly Traded, Nevada Corporation, formed primarily to achieve long-term growth in its shareholders' equity through appreciation in value of the Company's equity interests.

          The Company is principally engaged in the formation of emerging market companies. The Company's primary business objectives are to increase its net operating income and net asset value by investing its assets in companies with high potential for equity appreciation. The Company generally acquires equity interests in the companies with the goal of enhancing its overall return. The Company is prepared to be a long-term partner to its portfolio companies, and in most cases, the Company also receives the right to representation on the businesses' board of directors.

          Victory makes available significant managerial assistance to its portfolio companies. Such assistance typically involves closely monitoring the operations of the company, hiring additional senior management, if needed, being available for consultation with its officers, assisting in the development of the business plan, and providing financial guidance and participating on the company's board of directors. Providing assistance to its portfolio companies serves as an opportunity for the Company to assist in maximizing the value of the portfolio company.

          The Company has established an extensive referral network comprised of private equity funds, investment bankers, attorneys, accountants, commercial bankers, and business brokers.

          MANAGEMENT AND OPERATIONAL ROLES

          Harold Gregg, Director and CEO. Since April 2003, a member of the Ohio State Bar is a graduate of Syracuse University in 1966, with a BS in business administration. Mr. Gregg is a graduate of the Law School of Case Western Reserve University, Cleveland, Ohio, with a Juris Doctor degree.

          Victory Capital Corporate Websites
          Http://www.vtyc.com
          -------------------
          Http://www.victoryholding.com
          -----------------------------
          Http://www.victoryholdings.com
          ------------------------------

          PORTFOLIO COMPANY #1

          Global Card, Inc., ("GlobalCard" or "the Company") was incorporated in Nevada in 2003, as a majority owned subsidiary of Victory Capital Holdings Corporation ("VTYC"). GlobalCard's mission is to be the leading provider of pre-paid debit card solutions for affinity retail markets, including sports, celebrity, and corporate brands. Using a revenue sharing strategy, GlobalCard is creating recurring revenue growth and increased portfolio value to its shareholders. GlobalCard differentiates itself from the traditional bank debit card model in three main areas:

                     Traditional Model                 GlobalCard Model
                     -----------------                 ----------------

REVENUE SHARING    Modest per card payment       Aggressive partner revenueshare
CUSTOMIZATION   Slow to market / Off-the-shelf     Fast / Customized / Turnkey
FLEXIBILITY      Can service large companies    Target midsize & large companies

          GlobalCard's focus over the next eighteen to twenty-four months will be, primarily, to build a portfolio of stored value and payroll debit cardholders in particular niche markets. In addition, GlobalCard will evaluate potential acquisition targets that are either accretive to earnings or provide a strategic competitive advantage to the Company. Management is projecting consistent enrollment of a significant number of cardholders on a monthly basis, beginning in the first quarter of 2004.

          AS RECURRING REVENUE PER ACCOUNT GROWS, PORTFOLIO AND ENTERPRISE VALUE ALSO INCREASES. In the industry, residual income portfolios are typically valued at a multiple of monthly recurring revenues ("MRR"). Global Card will model itself after several Open Exchange electronic transaction companies that have maintained shareholder value over the last three years despite a severe downturn in stock market values.

          STRATEGY

          GlobalCard has identified three key markets that Management believes are under-served: 1. The corporate payroll market, targeting companies with a high number of hourly and labor-intensive positions, 2. The private-label and affinity debit card market - targeting sports, celebrity, and corporate brands, and 3. The market for the processing of data and electronic transactions associated with prepaid products ranging from prepaid debit cards to prepaid Internet to prepaid telephony.

          Sales and marketing efforts will be directed toward mid to large employers seeking to give employees a no-cost (or low-cost) benefit by providing them with a payroll debit card, as well as toward mid to large affinity groups, celebrity brands, and sports organizations seeking to leverage their loyal fan bases. Sales calls will be made through a call center, and sales will be closed with outside sales representatives. GlobalCard will contract independently with existing telemarketing call centers on an as needed basis. Sales leads will also be generated through direct relationships with trade associations and membership associations. Endorsements from national associations will provide GlobalCard with leverage to open doors and secure significant employer and affinity business.

          Additional marketing will include publicity through press releases targeted to specific markets such as the International Franchise Association and National Federation of Independent Businesses. The Company also will seek national endorsements and print media coverage. In addition, GlobalCard will provide STORED VALUE CARD PRODUCTS to companies with specific needs, such as insurance companies seeking to pay claims or annuities. Companies also use stored value cards to make expense reimbursements, pay independent contractors/sales commissions, pay seasonal employees or final payroll to terminated employees.

          Global Card, Inc. Websites
          Http://www.globalcardinc.com
          ----------------------------

          SERVICE OFFERINGS

          WageWire

          WageWire will design and implement a user-friendly corporate payment system that will help you reduce costs associated paper checks, as well as the re-issuance of replacement checks in cases of loss or theft. According to the *American Payroll Association, the potential cost savings alone for lost paycheck replacement is estimated at $48 million annually.

          By leveraging a core service model that is Internet-based, with comprehensive payment tracking and customized reporting systems, WageWire has positioned itself to be a leader in stored value payroll solutions. Our stored value smart cards with the Visa(R) or MasterCard(R) emblem, coupled with outstanding customer service, ensure that our payroll payment solution provides your company with immediate convenience and value to your employees, while creating new efficiencies within your organization, resulting in significant cost savings and increased productivity.

          Today only *61% of U.S. consumer spending involves the use of checks or other paper-based payment options, down from 81% in 1990. The trend is clear; paper-based payment options are quickly becoming a thing of the past. If you are still issuing paper-based checks to pay your employees, let WageWire show you how to cut payroll costs, while enhancing employee convenience and loyalty.

          Http://www.wagewire.com
          -----------------------

          Turbo Card

          Acquiring new clients and users is not an easy proposition these days. Building long-term client relationships is even harder in a marketplace that offers your clients more choices at cheaper prices every day. One of the primary characteristics of any successful business is building repeat business from loyal customers that recognize and trust their corporate brand.

          You don't need to spend millions on focus groups and high priced brand consultants with a Madison Avenue advertising agency to begin extending your brand image immediately. In fact, with TurboCard private label stored value cards, your organization will not only put your corporate brand in the hands of thousands of your best customers, but you will also immediately begin generating a significant monthly revenue stream from every transaction. Now that's brand management!

          *Statistics quoted 2003 American Payroll Association
          Our affinity card programs are turnkey packages, so you don't have to spend time trying to figure out how to integrate our software systems, or maximize your card profit, or market your cards, or even distribute your private label cards. We do it all, so you can focus on what you do best - growing your business!

          Http://www.Turbocard.com
          ------------------------


          MARKET OPPORTUNITY

          GlobalCard generates revenue from three main sources: CARD ISSUANCE, TRANSACTION FEES from active cardholders, and PROCESSING FEES from active payment processing clients. The Company sells cards and processing services to employers, retail individuals, financial institutions and affinity groups who desire to enter the prepaid space either as a strategic partner or as an indirect competitor wishing to utilize GlobalCard's processing services.

          The market for PREPAID DEBIT CARDS is primarily to affinity markets that have the ability to leverage their loyal base of members into active card members, and to corporations with employees who are without a bank account and/or employees who incur considerable expense in either cashing checks or transferring cash to dependents, domestically or internationally. The market for PAYMENT PROCESSING is primarily to financial organizations, banks, and card retailers that have a need for cost-effective, flexible payment processing solutions.

          The GlobalCard growth model is based upon the accumulation of residual monthly transaction fees. These transaction fees are generated from monthly maintenance fees, ATM withdrawal fees, load fees, POS purchase fees, card-to-card and card-to-account fees, and data processing fees.

          In most instances, revenue will be derived initially from issuance of ATM, PIN-based debit cards. Employees and retail consumers will have the opportunity to upgrade to a signature-based debit MasterCard(R)/VISA(R) cards that will replace the ATM, PIN-based debit card. The upgrade to a MasterCard(R)/VISA(R) card will afford the company additional card issuance revenue, and (in some instances) increased transaction revenues.

          STRATEGIC PARTNERS

          To eliminate a costly infrastructure and achieve speed to market, GlobalCard has strategically aligned itself with service providers that provide payroll cards and stored value cards at cost effective rates. A service provider selected by GlobalCard must provide both front-end processing of the financial transactions and back-end processing that reports both program revenue and individual cardholder reports via Internet access. In addition to having the ability to supplement GlobalCard's internal processing capabilities, the service provider must have a sponsoring bank that is substantial enough to qualify in due diligence for the largest employers.

          Global Card is presently evaluating additional service providers that will provide flexibility for the company's diverse product mix. The Company executes Reseller/Master Service Agreements that provide GlobalCard and its customers with the following products and services:

          ATM Debit and prepaid MasterCard(R)/VISA(R) cards
          Employer direct fulfillment and/or cardholder direct fulfillment $5,000 maximum funding based upon proper registration of cardholder per the Patriot Act
          Separate Program I.D.'s (BIN) per Association or employer group Flexibility in changes to cardholder fees via BIN I.D. based upon customer group
          Customer Service 7 days a week, 365 days a year
          Balance inquiry via Internet and IVR ACH loading
          Alternate loading capability (retail, Internet, Western Union, STAR terminals)
          ATM withdrawal and POS available worldwide
          Easily accessed account activation
          Card-to-card transfer capability

          MANAGEMENT AND OPERATIONAL ROLES

          Thomas "TJ" Culbertson - CEO
          ----------------------------

          Mr. Culbertson has extensive experience in both investment banking and international business development. Immediately prior to joining Global Card, Mr. Culbertson served as Co-founder and Chief Operating Officer of revenue7, Inc., an Internet services boutique providing outsourced business development, advertising sales, and investment capital services to new media companies focused on niche markets. revenue7 was developed in partnership with Mediaturf Worldwide, giving revenue7 the largest network of South Asian websites in North America. revenue7's Internet properties and clients include companies such as Yahoo India, MTV India, Rediff.com, Satyam Infoway and Best Buy.

          Previously, Mr. Culbertson served of as Vice President of International Business Development for Mediaturf Worldwide US (a Softbank company), India's largest Internet Advertising & Marketing Agency. In that capacity, he led sales teams in both the US and European markets, where he was responsible for providing leadership and strategic partnership direction for the Mediaturf business development team.

          Prior to that, he was Director of Business Development for PlanetOut Partners, parent company of the Gay.com network of sites, where he focused on merger and acquisition transactions, as well as the development of strategic partnerships with companies such as Excite, Ameritrade and Wells Fargo. Having raised nearly $100 million in venture capital with offices in 11 countries, PlanetOut Partners is the largest GLBT media company worldwide.

          Mr. Culbertson made the transition from investment banking to corporate business development, while working at Minneapolis-based investment banking/venture capital firm Cherry Tree & Co. As an Institutional Sales Executive, he specialized in raising private equity capital for early-stage technology companies and was instrumental in developing a pipeline of qualified private placement candidates, as well as high net-worth investors.

          Mr. Culbertson has a Master of International Management from the University of St. Thomas in Minneapolis and a BS in Applied Economics from the University of Minnesota in Minneapolis.


          PORTFOLIO COMPANY #2

          On Demand Communications Corp., ("On Demand") was incorporated in Nevada in 2003, as a majority owned subsidiary of Victory Capital Holdings Corporation ("VTYC"). On Demand is a centralized, unified, global communications service provider that makes available increased communication services and products, via telephone, wireless devices
          (PDA) or computers, via the Internet, in markets with significant growth potential. The company's goal is to become the recognized leader in the Technology, Communications and ISO/OSO/OEM industries. On Demand will be the "SIMPLIFIED SOLUTIONS PROVIDER".

          BUSINESS
          On Demand is at the confluence where telephony and technology converge to meet the specific needs of the consumer. On Demand derives revenue from a variety of sources, the primary one being through the operation of a UNIFIED COMMUNICATIONS service provider, a customizable, cafeteria style, real-time "Suite" of communications tools and services for business professionals and individuals, including Virtual Office, Conferencing, Meeting On Demand, Fax, Personal Assistant, Follow Me and One Number capability (toll-free and local#)("subscriber functionalities").

          SUBSCRIBER SERVICES
          On Demand provides products and services that distinguish it in the market by enabling subscribers to manage real-time communications via the telephone or the Internet, to access business-critical messaging information via fixed wire and wireless telephones over toll free telephone lines and/or web based browser access via the Internet on

          Internet connected devices. Each subscriber may access the various types of messages that are most important to them (voice mail, email, faxes and pages), conduct telephone conferencing, and connect people throughout the world across product, geography, participants and platforms. An additional feature available only to subscribers is a customizable "virtual assistant"/"virtual secretary". This feature enables the subscribers, through a proprietary voice-recognition technology, to set appointments through the subscriber's virtual address book, to have important emails read to them over any telephone through text-to-speech capability, and to otherwise perform the usual and customary functions which an assistant would perform. A 24/7 toll-free telephone Subscriber Support Service and online Subscriber Support Service on our website, will answer any and all questions, technical or otherwise, which may be posed by Subscribers.

          BENEFITS
          Subscribers will benefit from a global, Internet-based, centralized communication network and have access to a broad array of products and services as a result of better pricing, lower fees and costs, enhanced capability and long-term customer retention. All that is required is "a few clicks of a mouse", to initiate and complete the subscription process. No downloading required. On Demand's motto says it all:

          "COMMUNICATE THE WAY YOU WANT TO."

          SUMMARY OF THE OPPORTUNITY
          The subscriber/customer bases of On Demand's partners will be used as the launching pad for the bundle of products and services presently offered. The first subscriber functionalities offered include unified messaging, unified communications and conferencing capabilities.

          Unified messaging, an emerging market expected to explode from near-zero penetration to over twelve (12) million mailboxes by the end of 2004, is expected to generate over ten (10) billion dollars in annual worldwide revenue by 2006( according to a research report by Emmaus Road Research).

          The Company plans on growing On Demand" services by a conservative growth rate of 20,000 new active subscribers per month. Those committed customers provide a subscriber base and an initial "critical mass" to achieve sustainable business operations during the launch of the business operations. Expanding the number of EXISTING subscribers will add new customers ready, willing and able to take advantage of the Company's bundle of products and services, thereby becoming members of the "On Demand" family.

          STRATEGY

          On Demand will accomplish its mission by acquiring and developing assets in the form of companies and/or technologies that:
          a. Compliment existing product lines and communications networks.
          b. Offer additional valued added products and services to the current customer base.
          c. Provide low cost of entry using existing infrastructure.
          d. Make available value added features, advantages and benefits.
          e. Address the needs of our clientele.
          f. Enable expansion Outside North America.
          g. Expand the customer base to aggregate a worldwide membership.
          h. Extend globally the distribution of products and services.
          i. Increase profit margins and long-term customer retention.
          j. Accrete profits to the bottom line.

          All of the operations of On Demand will be conducted through subsidiaries and affiliates in each of the specified geographic regions and countries. Each region/country has certain rules and regulations regarding communications and telecommunications, all of which will be addressed by the on site subsidiary/affiliate(s).

          INITIAL MARKET FOCUS AND SUBSCRIBER POTENTIAL
          The potential "On Demand" Communications market is very large. Initially, the Subscriber Functionalities offered include unified messaging, unified communications and conferencing capabilities. With Unified Messaging, subscribers can access their email, voice mail, and faxes either by telephone, wireless device (PDA), or computer via the internet. Therefore, anyone with a telephone, a mobile phone or a computer can access the "cafeteria selection" of On Demand services.

          Unified Communications extends the Unified Messaging functionality by adding features that support the management of real-time communications via the telephone or the internet through the use of an issued "One Number".

          According to the Census Bureau, in the year 2001, more than 50% of the households in the United States had computers, and more than 80% of those households had at least one member using the Internet. More than 65 million residences or nearly 61% of all households had at least one mobile phone.

          Additional customers include corporations, affinity groups, the hospitality industry, MLM's, inside and outside sales organizations, colleges and universities, home-based entrepreneurs and many others.

          There are over 7.8 million small and medium sized businesses in the U.S. today. Firms of all sizes recognize the need to have Unified Messaging, Unified Communications and other subscriber functionalities in order to achieve company goals and better communicate in the fast-paced world.

          Outside of the United States, the potential number of subscribers easily could exceed the U.S. subscriber base. See chart below.

          During its first full year of operation, it is the goal of On Demand to enroll more than FOUR HUNDRED AND FIFTY THOUSAND (450,000) NEW SUBSCRIBERS in a grass roots national marketing campaign. Four hundred and fifty thousand subscribers should generate FIRST YEAR'S REVENUE in excess of THIRTY SIX MILLION TWO HUNDRED AND THIRTY SEVEN THOUSAND TWO HUNDRED FIFTY DOLLARS ($36,237,250.00).

          MARKETING AND SALES
          The On Demand Communications value proposition will be presented to prospective subscribers through extensive high-end advertising, including targeted direct mail, telemarketing programs, targeted emails, website affiliation programs, link exchanges, placement on leading search engines, and through other effective advertising channels.

          The sales campaign is expected to include direct sales and the formation of strategic relationships with local and regional service providers and targets key accounts. Service providers will welcome the opportunity to offer a simple, cutting-edge service that will create a new source of revenue. Several major service provider and Fortune 500 organizations have already expressed an interest in partnering with On Demand to co-market service to their subscriber bases. The On Demand business model allows for a monthly recurring revenue with excellent profit margins. On Demand, its investors and partners will enjoy tremendous revenue and profit growth moving forward.

          COMPETITION
          On Demand believes that no competition presently exists that offers the ease of use, the simplicity of not having to download anything onto the customer's computer and the broad array of products and services supplied by On Demand. However, there is the potential for significant competition as the scope of On Demand's operations becomes known throughout the world.

          Significant potential competition, and the significant potential for extensive cooperation, exists from various categories of service providers, including tier one and government-regulated communications carriers, online firms, internet sites that host primary communications services and products and other portals. In addition, software vendors and resellers that offer web-enabled communications such as "B2B" and "B2C" may become competitors.

          MANAGEMENT AND OPERATIONAL ROLES

          DAVID G. MPOJEANNIS, CEO

          David Mpojeannis has a 15-year record of demonstrated success in sales, marketing, business development and corporate management at the executive level. David is recognized as a savvy entrepreneur with equal passions for marketing and technology.

          In addition to having held key, executive level positions with market leaders including IBM, 3Com, Cisco Systems, and NCD, he has co-founded several successful technology companies. In 1999, David helped co-found Uniexchange Corporation; a privately-held, Toronto-based software development company focused on telephony and unified communications. Serving as President, the company quickly became successful and developed innovative communications technologies for service provider clients worldwide. In December, 2000, he was instrumental in co-founding Emphasys Communications, a joint-venture company offering a high-tech business marketing and unified communications services bureau based in San Diego, California. The company became profitable in just its 13th month of operation.

          David co-founded and was CEO of Rapid Technologies Group, Inc., which operated several technology companies, including uFax Corporation, an Internet FaxMail service provider, Alliance Consulting Group, Inc., a high-end technology consulting firm, and Rapid Telco Systems, a vendor of enhanced communications solutions to service providers worldwide.

          OnDemand Communications Websites
          Http://www.ondemandcommunications.com
          -------------------------------------
          Http://Web.ondemandcommunications.com
          -------------------------------------


          SERVICE OFFERINGS

          As of May 20, 2004, the Company launched "UnityVoice", a B2B and B2C virtual office application specific to the Entertainment, Real Estate and Multi-Level Marketing Sectors.

          Http://www.unityvoice.com
          -------------------------


          Our Company has entered into the following contractual relationships:

          a.) Cybacom, Inc. - Joint Venture Agreement with Global Card, Inc.
                         Pursuant to said Agreement, Cybacom will provide to GlobalCard access to its Universal Cash Card, issued by Bank First and processed though Wildcard. The fee sharing arrangement is split net 50-50 between Cybacom and GlobalCard.

          b.) RingCentral, Inc. - Branded Affiliate Agreement with OnDemand Communications Corp.
                         Pursuant to said Agreement, RingCentral will provide OnDemand Communications Corp. Web based deliverables under an OEM with Toll Free and Local access.

          c.) Freedom Voice Systems, Inc, - OEM Agreement with OnDemand Communications, Corp.
                         Pursuant to said Agreement, Freedom Voice Systems will provide OnDemand Communications Corp. a Web based deliverable under an OEM with Toll Free and Local access and enhanced ad tracking capabilities.

          d.) HG Media Group - Marketing Agreement with Radio Air Time for On Demand Communications Corp.
                         Pursuant to said Agreement, in exchange for 5% of the net proceed realized from the internet radio campaign, HG Media will provide and manage 96 30-second add spots daily.

          e.) Carlos Cuevas - Marketing Agreement with Keller Williams Realty
                         Pursuant to said Agreement, in exchange for 5% of the net proceeds realized from his client(s), Carlos Cuevas is to manage and maintain the deployment of the Keller Williams enrollment and installation with the proposed expansion roll out of more than 29,000 agents in over 300 US markets.

          f.) Rex Enterprises - Marketing Alliance with VTYC
                         Pursuant to said Agreement, in exchange for 5% of the net proceeds realized from the VTYC products placed, Rex Enterprises shall provide to its growing client base current and proposed VTYC products and services.

          g.) iVoice, Inc. - Distribution Agreement with OnDemand Communications Corp.
                         Pursuant to said Agreement, VTYC shall purchase at wholesale rates from iVoice various proprietary Speech Enabled products and Services so as to offer these products and services to the Victory client base.

          h.) nTera Inc. - Carrier Services Agreement with OnDemand Communications Corp.
                         Pursuant to said Agreement, OnDemand shall purchase telecommunications traffic from nTera at wholesale rates, and nTera shall terminate OnDemand's international and domestic telecommunications traffic (DDDD/IDDD type) through nTera's interconnection locations in the United States. Domestic Termination Wholesale rates range from .005 and .0195 per minute.

          i.) Asgard Holdings, Inc. - Joint Marketing Program with VTYC
                         Pursuant to said Agreement, in exchange for 10% of the net proceeds realized from the VTYC products placed, Asgard Holdings, Inc. shall provide to its growing client base current and proposed VTYC products and services.

          Our Company's only foreseeable cash requirements during the next quarter will relate to our continued employee expenses, maintaining our Company in good standing in the State of Nevada, as well as legal fees, accounting fees, and general and administrative expenses in connection with the adoption of its business plan. Management is in final negotiation with the US branch of a globally recognized

          International Financial Institution to purchase under Regulation "S", 2,500,000 shares of the Company's common stock with the proposed proceeds equaling $1,250,000 USD to be realized by the Company. Upon execution of the Regulation "S" Share Purchase Agreement, management does not anticipate the need to raise additional funds during the next year.

          On May 9, 2003 the Company issued 12,500,000 shares of common stock issued under Rule 144 of the Securities and Exchange Act. These shares were issued for services rendered April 28, 2003. No monetary value was received by the Company for the issuance of these shares. Further, on May 9, 2003, the Company issued 40,666,667 shares of common stock in the name of the Company under Rule 144.

          Item 3. Controls and Procedures.
          --------------------------------

                   (a)  Evaluation of Disclosure Controls and Procedures

                   Victory Capital Holdings Corporation's President and Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of May 24, 2004, and they concluded that these controls and procedures are effective.

                   (b)  Changes in Internal Controls

                   There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to May 24, 2004.


          PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings.
          ----------------------------

                    The Company has been a named defendant in an unlawful detainer action filed in Los Angeles County, California. This action is regarding a lease that the Company signed for services rendered with an outside consultant of the Company. The Company's legal representation is in final negotiations to settle the matter without further proceedings.

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

          Item 5.   Other Information.
          ----------------------------

                    On November 17, 2003 the Company relieved Jersey Transfer and Trust Company of the duties as the Company's Transfer Agent and engaged Mellon Investor Services to fill these duties and responsibilities.

                    Harold Gregg, the Company's Chairman and Interim CEO, owns 0% of the Company's common stock, is eligible under the Performance Agreement dated January 1, 2004, which is valid through December 31, 2004, to be issued 10% of the Company's common stock at a .10 share price. These shares will be issued in the event that the business plan referenced above in item 2. is either met or exceeded.

                    Mr. Gregg, also serves as General Counsel for Ascot Investments, Inc., which holds 4.0% of the Company's common stock. In addition, Mr. Gregg serves as General Counsel of Ascot Aviations, Inc. and CTSO, Inc., which both hold 4.0% of the Company's common stock. Mr. Gregg currently holds a seat on the Board of Directors of Ascot Investments, Inc. Both Ascot Aviations, Inc. and CTSO, Inc. are portfolio holdings of Ascot Investments, Inc.

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

Date: 05/24/04                   By: /s/Harold Gregg
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report. Date: May 24, 2004

                                           /s/ Harold Gregg
                                           -------------------------------------
                                           Harold Gregg
                                           Chairman of the Board and Treasurer
                                           (principal executive officer)
                                           (principal financial officer