Form 10QSB
period 2004-06-30
VICTORY CAPITAL HOLDINGS CORP
filed 2004-09-13
CIK 700764

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 2-76219-NY
                    -----------------------------------------

                      VICTORY CAPITAL HOLDINGS CORPORATION
                      ------------------------------------

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

                                 September 7, 2004

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

                       JUNE 30, 2004 AND DECEMBER 31, 2003


                VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                            (A Development Stage Company)
                             Consolidated Balance Sheets

                                       ASSETS

                                                           June 30,     December 31,
                                                             2004            2003
                                                         ------------   ------------
                                                         (Unaudited)
CURRENT ASSETS

   Cash                                                  $        --    $        --
                                                         ------------   ------------

     Total Current Assets                                         --             --
                                                         ------------   ------------

FIXED ASSETS, NET                                              2,153            520
                                                         ------------   ------------

     TOTAL ASSETS                                        $     2,153    $       520
                                                         ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                      $    32,283    $    28,472
   Accounts payable - related party                           73,158         42,604
   Accrued payroll and payroll taxes                         137,792        111,956
                                                         ------------   ------------

     Total Liabilities                                       243,233        183,032
                                                         ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized 100,000,000 shares at
    $0.001 par value; 21,200,258 and 16,120,258 shares
    issued and outstanding, respectively                      21,200         16,120
   Additional paid-in capital                              1,765,363        617,493
   Deficit accumulated during the development stage       (2,027,643)      (816,125)
                                                         ------------   ------------

     Total Stockholders' Equity (Deficit)                   (241,080)      (182,512)
                                                         ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                  $     2,153    $       520
                                                         ============   ============

 The accompanying notes are an integral part of these consolidated financial statements

                                          2


                            VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                                    Consolidated Statements of Operations
                                                 (Unaudited)

                                                                                                    From
                                                                                                Inception on
                                           For the                         For the                January 7,
                                      Three Months Ended          For the Six Months Ended           1982
                                           June 30,                        June 30,                Through
                                -----------------------------   -----------------------------     June 30,
                                    2004            2003            2004             2003            2004
                                -------------   -------------   -------------   -------------   -------------

REVENUES                        $         --    $         --    $         --    $         --    $         --
                                -------------   -------------   -------------   -------------   -------------

EXPENSES

   Consulting expense                     --         327,332         965,450         327,332       1,358,482
   Salaries and wages                     --          20,000         144,000          20,000         248,000
   General and administrative         41,517          32,599          53,705          38,374         366,898
                                -------------   -------------   -------------   -------------   -------------

     Total Expenses                   41,517         379,931       1,163,155         385,706       1,973,380
                                -------------   -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                 (41,517)       (379,931)     (1,163,155)       (385,706)     (1,973,380)

OTHER INCOME (EXPENSE)

   Loss on extinguishment
     of debt                              --              --         (48,363)             --         (48,363)
   Interest expense                       --              --              --          (1,900)         (5,900)
                                -------------   -------------   -------------   -------------   -------------

   Total Other Income                     --              --         (48,363)             --         (54,263)
                                -------------   -------------   -------------   -------------   -------------

NET LOSS                        $    (41,517)   $   (379,931)   $ (1,211,518)   $   (387,606)   $ (2,027,643)
                                =============   =============   =============   =============   =============

BASIC LOSS PER SHARE
 OF COMMON STOCK                $      (0.00)   $      (0.03)   $      (0.06)   $      (0.05)
                                =============   =============   =============   =============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                      21,200,258      11,890,279      19,387,291       7,280,910
                                =============   =============   =============   =============

            The accompanying notes are an integral part of these consolidated financial statements

                                                      3



               VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)

                                                                         Deficit
                                                                        Accumulated
                                      Common Stock         Additional    During the
                               -------------------------     Paid-in    Development
                                  Shares        Amount       Capital       Stage
                               -----------   -----------   -----------  -----------
Balance, January 7, 1982               --    $       --    $       --   $       --

Common stock issued for cash
 at $7.50 per share                 6,000             6        45,000           --

Common stock issued for cash
 at $0.39 per share               168,503           169        65,819           --

Net loss from inception on
 January 7, 1982 through
 December 31, 1982                     --            --            --      (39,597)
                               -----------   -----------   -----------  -----------

Balance, December 31, 1982        174,503           175       110,819      (39,597)

Net loss for the year ended
 December 31, 1983                     --            --            --      (71,397)
                               -----------   -----------   -----------  -----------

Balance, December 31, 1983        174,503           175       110,819     (110,994)

Common stock issued for cash
 at $25.00 per share                   57            --         1,425           --

Common stock issued for cash
 at $25.00 per share                    3            --            75           --

Common stock issued for cash
 at $0.25 per share             1,580,000         1,580        38,373           --

Net loss for the year ended
 December 31, 1984                     --            --            --           --
                               -----------   -----------   -----------  -----------

Balance, December 31, 1984      1,754,563         1,755       150,692     (110,994)

Retired common stock,          (1,296,132)       (1,297)           --           --

Net loss for the year ended
 December 31, 1985                     --            --            --           --
                               -----------   -----------   -----------  -----------

Balance, December 31, 1985        458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1986                     --            --            --           --
                               -----------   -----------   -----------  -----------

Balance, December 31, 1986        458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1987                     --            --            --           --
                               -----------   -----------   -----------  -----------

Balance, December 31, 1987        458,431    $      458    $  150,692   $ (110,994)
                               -----------   -----------   -----------  -----------

 The accompanying notes are an integral part of these consolidated financial statements





                 VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                             (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                            Deficit
                                                                           Accumulated
                                         Common Stock         Additional    During the
                                  -------------------------     Paid-in    Development
                                     Shares        Amount       Capital       Stage
                                   -----------   -----------   -----------  -----------

Balance, December 31, 1987           458,431    $      458    $  150,692   $ (110,994)

Net loss for the year ended
 December 31, 1988                        --            --            --           --
                                  -----------   -----------   -----------  -----------

Balance, December 31, 1988           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1989                        --            --            --           --
                                  -----------   -----------   -----------  -----------

Balance, December 31, 1989           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1990                        --            --            --           --
                                  -----------   -----------   -----------  -----------

Balance, December 31, 1990           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1991                        --            --            --           --
                                  -----------   -----------   -----------  -----------

Balance, December 31, 1991           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1992                        --            --            --           --
                                  -----------   -----------   -----------  -----------

Balance, December 31, 1992           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1993                        --            --            --           --
                                  -----------   -----------   -----------  -----------

Balance, December 31, 1993           458,431           458       150,692     (110,994)

Canceled common stock               (316,000)         (316)           --           --

Net loss for the year ended
 December 31, 1994                        --            --            --       (6,656)
                                  -----------   -----------   -----------  -----------

Balance, December 31, 1994           142,431           142       150,692     (117,650)

Common stock issued for
   services at $0.001 per share    2,357,895         2,358            --           --

Net loss for the year ended
   December 31, 1995                      --            --            --      (49,097)
                                  -----------   -----------   -----------  -----------

Balance, December 31, 1995         2,500,326    $    2,500    $  150,692   $ (166,747)
                                  -----------   -----------   -----------  -----------

 The accompanying notes are an integral part of these consolidated financial statements





                   VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                               (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                 Deficit
                                                                                Accumulated
                                             Common Stock         Additional     During the
                                      -------------------------     Paid-in     Development
                                        Shares        Amount       Capital        Stage
                                      -----------   -----------   -----------   -----------

Balance, December 31, 1995             2,500,326    $    2,500    $  150,692    $ (166,747)

Common stock issued for
   services at $0.001 per share          120,000           120            --            --

Net loss for the year ended
   December 31, 1996                          --            --            --        (1,681)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 1996             2,620,326         2,620       150,692      (168,428)

Net loss for the year ended
   December 31, 1997                          --            --            --        (3,517)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 1997             2,620,326         2,620       150,692      (171,945)

Net loss for the year ended
   December 31, 1998                          --            --            --        (2,479)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 1998             2,620,326         2,620       150,692      (174,424)

Net loss for the year ended
   December 31, 1999                          --            --            --        (6,307)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 1999             2,620,326         2,620       150,692      (180,731)

Net loss for the year ended
   December 31, 2000                          --            --            --        (9,011)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 2000             2,620,326         2,620       150,692      (189,742)

Net loss for the year ended
   December 31, 2001                          --            --            --       (19,461)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 2001             2,620,326         2,620       150,692      (209,203)

Contributed capital for rent and
 officer compensation                         --            --         1,950            --

Net loss for the year ended
 December 31, 2002                            --            --            --       (13,960)
                                      -----------   -----------   -----------   -----------

Balance, December 31, 2002             2,620,326         2,620       152,642      (223,163)

Contributed capital for rent and
  officer compensation                        --            --           488            --

Capital contributed by shareholders
 through forgiveness of
 accounts payable and interest                --            --        77,415            --
                                      -----------   -----------   -----------   -----------

Balance forward                        2,620,326    $    2,620    $  230,545    $ (223,163)
                                      -----------   -----------   -----------   -----------

   The accompanying notes are an integral part of these consolidated financial statements





                   VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                               (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                 Deficit
                                                                               Accumulated
                                            Common Stock         Additional     During the
                                     -------------------------     Paid-in     Development
                                       Shares        Amount       Capital        Stage
                                     -----------   -----------   -----------   -----------

Balance forward                       2,620,326   $     2,620   $   230,545   $  (223,163)

Common stock issued for services
  at $0.025 per share                13,389,932        13,390       321,358            --

Common stock issued for
 services at $0.61 per share            100,000           100        60,900            --

Common stock issued for
 services at $0.47 per share             10,000            10         4,690            --

Net loss for the year ended
 December 31, 2003                           --            --            --      (592,962)
                                     -----------   -----------   -----------   -----------

Balance, December 31, 2003           16,120,258        16,120       617,493      (816,125)

Common stock issued for
  services at $0.16 per share
  (unaudited)                         1,000,000         1,000       159,000            --

Common stock issued for
  services at $0.17 per share
  (unaudited)                         1,800,000         1,800       304,200            --

Common stock issue for services
  at $0.165 per share (unaudited)       800,000           800       131,200            --

Common stock issued for
  services at $0.215 per share
  (unaudited)                            30,000            30         6,420            --

Common stock issued for debt
  at $0.45 per share (unaudited)        150,000           150        67,350            --

Common stock issued for services
  at $0.40 per share (unaudited)        300,000           300       119,700            --

Common stock issued for services
  at $0.34 per share (unaudited)        700,000           700       237,300            --

Common stock issued for services
  at $0.41 per share (unaudited)        300,000           300       122,700            --

Net loss for the three months
  ended June 30, 2004 (unaudited)            --            --            --    (1,211,518)
                                     -----------   -----------   -----------   -----------

Balance, June 30, 2004
  (unaudited)                        21,200,258    $   21,200    $ 1,765,363   $(2,027,643)
                                     ===========   ===========   ===========   ============

   The accompanying notes are an integral part of these consolidated financial statements



                    VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                                    From
                                                             For the             Inception on
                                                         Six Months Ended         January 7,
                                                             June 30,            1982 Through
                                                   ---------------------------     June 30,
                                                       2004           2003           2004
                                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net loss                                        $(1,211,518)   $  (387,606)   $(2,027,643)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation                                           60             30            140
     Loss on extinguishment of debt                     48,363             --         48,363
     Stock issued for services                       1,085,450        327,332      1,488,436
     Contributed capital for rent and officer
      compensation                                          --            488          2,438
     Increase in accounts payable
      and accounts payable - related party              53,502         42,756        205,994
     Increase to accrued liabilities                    25,836         17,600        133,792
                                                   ------------   ------------   ------------

       Net Cash Used by Operating Activities             1,693            600       (148,480)
                                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                             (1,693)          (600)        (2,293)
                                                   ------------   ------------   ------------

     Net Cash Used by Investing Activities              (1,693)          (600)        (2,293)
                                                   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock for cash                        --             --        150,773
                                                   ------------   ------------   ------------

     Net Cash Provided by Financing Activities              --             --        150,773
                                                   ------------   ------------   ------------

NET DECREASE IN CASH                                        --             --             --

CASH AT BEGINNING OF PERIOD                                 --             --             --
                                                   ------------   ------------   ------------

CASH AT END OF PERIOD                              $        --    $        --    $        --
                                                   ============   ============   ============

CASH PAID FOR:

   Interest                                        $        --    $        --    $        --
   Income taxes                                    $        --    $        --    $        --

SCHEDULE OF NON CASH
   FINANCING ACTIVITIES

   Stock issued for services                       $ 1,085,450    $   334,748    $ 1,488,436
   Contributed capital for rent and officer
     compensation                                  $        --    $       488    $     2,438
   Contributed capital by shareholders             $        --    $        --    $    77,415

    The accompanying notes are an integral part of these consolidated financial statements

                                              8


              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 audited consolidated financial statements. The results of operations for the period ended June 30, 2004 is not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

Our Company has launched 3 unique service products and is now managing several marketing programs designed to increase our existing subscriber base for our OnDemand and Global Card products. During our 2nd Quarter, OnDemand enrolled 3 nationally recognized corporate accounts, which represent a 3rd quarter rollout of over 75,000 customers in North America. Our average Monthly Subscription Revenue (MSR) represents $13.97 yet we anticipate increasing our MSR with the launch of our VoIP (Voice over Internet Protocol) UnityVoice product, set to launch 3rd Quarter. It is our goal to complete the roll-out of these corporate customers by December 31, 2004.

Our Company's plan of operation for the next quarter is to continue executing the business plans of our subsidiary Companies in the following sectors: (a) Technology, (On Demand Communications Corp.)(b) Finance, (Global Card, Inc.)and Media. Victory's business objective is to increase net operating income and net asset value by focusing its efforts and assets in companies and industries with high potential for growth, equity appreciation and overall return. The Company is principally engaged in the formation of subsidiary companies to operate in emerging markets, and incubating them from their initial stages to maturity and independence.

Item 3. Controls and Procedures.
--------------------------------

         (a) Evaluation of Disclosure Controls and Procedures

         Victory Capital Holdings Corporation's President and
Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of September 07, 2004, and they concluded that these controls and procedures are effective.

         (b) Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 07, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

         The Company was a named defendant in an unlawful detainer action filed in Los Angeles County, California. During the 2nd Quarter the Company's legal representation entered final settlement and the matter has been dismissed with prejudice.

Item 2. Changes in Securities.
------------------------------

         None; not applicable.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

         None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None; not applicable.

Item 5. Other Information.
--------------------------

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

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

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

                                  Victory Capital Holdings Corporation
                                  fka New Environmental Technologies Corporation

Date: 09/10/04                    By: /s/Harold Gregg
     --------------                   ------------------------------------
                                      Harold Gregg
                                      Director and CEO
                                      Secretary and Treasurer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Harold Gregg, President of Victory Capital Holdings Corporation, (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-QSB ("the Annual Report") of the Registrant;

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

Dated:  September 10, 2004                   Signature: /s/ Harold Gregg
                                                        ------------------------
                                                        Harold Gregg
                                                        President

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report. Date: September 10, 2004

                                           /s/ Harold Gregg
                                           -------------------------------------
                                           Harold Gregg
                                           Chairman of the Board and Treasurer
                                           (principal executive officer)
                                           (principal financial officer