Form 10QSB
period 2004-09-30
VICTORY CAPITAL HOLDINGS CORP
filed 2004-12-23
CIK 700764

                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                       8560 West Sunset Boulevard, 3rd Floor
                               West Hollywood, CA 90069
                                -----------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (800) 880-7330

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

                                 December 23, 2004

                   61,866,925 (40,666,667 is held in Treasury)
                                   21,200,258
                                   ----------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.



              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                            (A Development Stage Company)
                             Consolidated Balance Sheets

                                       ASSETS
                                       ------

                                                         September 30,  December 31,
                                                             2004            2003
                                                         ------------   ------------
                                                         (Unaudited)
CURRENT ASSETS

   Cash                                                  $        --    $        --
                                                         ------------   ------------

     Total Current Assets                                         --             --
                                                         ------------   ------------

FIXED ASSETS, NET                                              2,123            520
                                                         ------------   ------------

     TOTAL ASSETS                                        $     2,123    $       520
                                                         ============   ============



                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                      $     5,593    $    28,472
   Accounts payable - related party                          134,959         42,604
   Accrued payroll and payroll taxes                         137,792        111,956
                                                         ------------   ------------

     Total Current Liabilities                               278,344        183,032
                                                         ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized 100,000,000 shares at
    $0.001 par value; 21,200,258 and 16,120,258 shares
    issued and outstanding, respectively                      21,200         16,120
   Additional paid-in capital                              1,765,363        617,493
   Deficit accumulated during the development stage       (2,062,784)      (816,125)
                                                         ------------   ------------

     Total Stockholders' Equity (Deficit)                   (276,221)      (182,512)
                                                         ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                  $     2,123    $       520
                                                         ============   ============





 The accompanying notes are an integral part of these consolidated financial statements

                                          2


                            VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                                    Consolidated Statements of Operations
                                                 (Unaudited)

                                                                                                   From
                                                                                                Inception on
                                          For the                        For the                 January 7,
                                      Three Months Ended          For the Nine Months Ended         1982
                                        September 30,                   September 30,             Through
                                -----------------------------   -----------------------------   September 30,
                                    2004            2003            2004             2003            2004
                                -------------   -------------   -------------   -------------   -------------
REVENUES                        $      1,228    $         --    $      1,228    $         --    $      1,228
                                -------------   -------------   -------------   -------------   -------------

EXPENSES

   Consulting expense                  5,000           7,416         970,450         334,748       1,363,482
   Salaries and wages                     --              --         144,000              --         248,000
   General and administrative         31,369          72,706          85,074         131,080         398,267
                                -------------   -------------   -------------   -------------   -------------

     Total Expenses                   36,369          80,122       1,199,524         465,828       2,009,749
                                -------------   -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                 (35,141)        (80,122)     (1,198,296)       (465,828)     (2,008,521)

OTHER INCOME (EXPENSE)

   Loss on extinguishment
     of debt                              --              --         (48,363)             --         (48,363)
   Interest expense                       --              --              --          (1,900)         (5,900)
                                -------------   -------------   -------------   -------------   -------------

   Total Other Income                     --              --         (48,363)         (1,900)        (54,263)
                                -------------   -------------   -------------   -------------   -------------

NET LOSS                        $    (35,141)   $    (80,122)   $ (1,246,659)   $   (467,728)   $ (2,062,784)
                                =============   =============   =============   =============   =============

BASIC LOSS PER SHARE
 OF COMMON STOCK                $      (0.00)   $      (0.01)   $      (0.06)   $      (0.05)
                                =============   =============   =============   =============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                      21,200,258      16,110,258      19,996,024      10,252,668
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

                                                                             Deficit
                                                                           Accumulated
                                        Common Stock          Additional    During the
                                  -------------------------    Paid-in     Development
                                    Shares        Amount        Capital       Stage
                                  -----------   -----------   -----------  -----------

Balance, December 31, 1987           458,431    $      458    $  150,692   $ (110,994)

Net loss for the year ended
 December 31, 1988                        --            --            --           --
                                  ----------    ----------    ----------   ----------

Balance, December 31, 1988           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1989                        --            --            --           --
                                  ----------    ----------    ----------   ----------

Balance, December 31, 1989           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1990                        --            --            --           --
                                  ----------    ----------    ----------   ----------

Balance, December 31, 1990           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1991                        --            --            --           --
                                  ----------    ----------    ----------   ----------

Balance, December 31, 1991           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1992                        --            --            --           --
                                  ----------    ----------    ----------   ----------

Balance, December 31, 1992           458,431           458       150,692     (110,994)

Net loss for the year ended
 December 31, 1993                        --            --            --           --
                                  ----------    ----------    ----------   ----------

Balance, December 31, 1993           458,431           458       150,692     (110,994)

Canceled common stock               (316,000)         (316)           --           --

Net loss for the year ended
 December 31, 1994                        --            --            --       (6,656)
                                  ----------    ----------    ----------   ----------

Balance, December 31, 1994           142,431           142       150,692     (117,650)

Common stock issued for
   services at $0.001 per share    2,357,895         2,358            --           --

Net loss for the year ended
   December 31, 1995                      --            --            --      (49,097)
                                  ----------    ----------    ----------   ----------

Balance, December 31, 1995         2,500,326    $    2,500    $  150,692   $ (166,747)
                                  ----------    ----------    ----------   ----------



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


                                                                                Deficit
                                                                              Accumulated
                                          Common Stock          Additional     During the
                                    -------------------------    Paid-in      Development
                                      Shares        Amount        Capital        Stage
                                    ------------  -----------   -----------   ------------


Balance forward                       2,620,326   $     2,620   $   230,545   $  (223,163)

Common stock issued for services
  at $0.025 per share                13,389,932        13,390       321,358            --

Common stock issued for
 services at $0.61 per share            100,000           100        60,900            --

Common stock issued for
 services at $0.47 per share             10,000            10         4,690            --

Net loss for the year ended
 December 31, 2003                           --            --            --      (592,962)
                                    ------------  -----------   -----------   ------------

Balance, December 31, 2003           16,120,258        16,120       617,493      (816,125)

Common stock issued for
  services at $0.16 per share
  (unaudited)                         1,000,000         1,000       159,000            --

Common stock issued for
  services at $0.17 per share
  (unaudited)                         1,800,000         1,800       304,200            --

Common stock issue for services
  at $0.165 per share (unaudited)       800,000           800       131,200            --

Common stock issued for
  services at $0.215 per share
  (unaudited)                            30,000            30         6,420            --

Common stock issued for debt
  at $0.45 per share (unaudited)        150,000           150        67,350            --

Common stock issued for services
  at $0.40 per share (unaudited)        300,000           300       119,700            --

Common stock issued for services
  at $0.34 per share (unaudited)        700,000           700       237,300            --

Common stock issued for services
  at $0.41 per share (unaudited)        300,000           300       122,700            --

Net loss for the nine months
  ended September 30, 2004
  (unaudited)                                --            --            --    (1,246,659)
                                    ------------  -----------   -----------   ------------

Balance, September 30, 2004
  (unaudited)                        21,200,258   $    21,200   $ 1,765,363   $(2,062,784)
                                    ============  ============  ============  ============


  The accompanying notes are an integral part of these consolidated financial statements

                                             7


                    VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                                    From
                                                            For the              Inception on
                                                        Nine Months Ended         January 7,
                                                          September 30,          1982 Through
                                                   ---------------------------   September 30,
                                                       2004           2003           2004
                                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net loss                                        $(1,246,659)   $  (467,728)   $(2,062,784)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation                                           90             60            170
     Loss on extinguishment of debt                     48,363             --         48,363
     Stock issued for services                       1,085,450        337,248      1,488,436
     Contributed capital for rent and officer
      compensation                                          --            488          2,438
   Changes in assets and liabilities:
     Increase in accounts payable
      and accounts payable - related party              88,613         48,342        241,105
     Increase to accrued liabilities                    25,836         82,190        133,792
                                                   ------------   ------------   ------------

       Net Cash Used by Operating Activities             1,693            600       (148,480)
                                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                             (1,693)          (600)        (2,293)
                                                   ------------   ------------   ------------

     Net Cash Used by Investing Activities              (1,693)          (600)        (2,293)
                                                   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock for cash                        --             --        150,773
                                                   ------------   ------------   ------------

     Net Cash Provided by Financing Activities              --             --        150,773
                                                   ------------   ------------   ------------

NET DECREASE IN CASH                                        --             --             --

CASH AT BEGINNING OF PERIOD                                 --             --             --
                                                   ------------   ------------   ------------

CASH AT END OF PERIOD                              $        --    $        --    $        --
                                                   ============   ============   ============

CASH PAID FOR:

   Interest                                        $        --    $        --    $        --
   Income taxes                                    $        --    $        --    $        --

SCHEDULE OF NON CASH
   FINANCING ACTIVITIES

   Stock issued for services                       $ 1,085,450    $   337,248    $ 1,488,436
   Contributed capital for rent and officer
     compensation                                  $        --    $       488    $     2,438
   Contributed capital by shareholders             $        --    $        --    $    77,415



    The accompanying notes are an integral part of these consolidated financial statements

                                              8

              VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 audited consolidated financial statements. The results of operations for the period ended September 30, 2004 is not necessarily indicative of the operating results for the full year.

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

NOTE 3 - SUBSEQUENT EVENTS

         On November 4, 2004, the Company appointed Kurt Benjamin to the Advisory Board of Directors of the Company for one year and issued him 2,150,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation:

The Company is positioning itself to launch multiple unique service products and is in the process of developing several marketing programs designed to increase existing subscriber base for the OnDemand, telephony, and Global Card, stored value, products.

During the 3rd Quarter, Victory began negotiations with two large corporate accounts. It is the goal of the Company to complete these negotiations and structure the roll out phases to take place during the first quarter of 2005.

In compliance with Regulation FD and as this report is coming at the end of quarter 4 it is necessary to update these same activities at this time. The negotiation with the two corporate accounts, Union Media and WorldNet Communications was completed during the month of December. The terms of these agreements call for a national rollout of the entire Victory product line. Both customers will launch during the first quarter of 2005.

Additionally during the 4th quarter the Company added new products in the area of telephony, calling cards, and VoIP dial tone for both residential and business applications. Both these platforms have the capability to be purchased through the intranet.

The Company's plan of operation for the next quarter is to continue executing the business plans of our subsidiary Companies in the following sectors: (a) Technology, (On Demand Communications Corporation)(b) Finance, (Global Card, Incorporated). Victory's business objective is to establish net operating income by focusing its efforts towards companies and industries with high growth potential. Additionally the Company is principally engaged in the formation of subsidiary companies that operate in emerging markets. It is the desire of the Company to incubate them through the initial stages of stability and to the final stages of independence.

ITEM 3. CONTROLS AND PROCEDURES.
--------------------------------

         (a) Evaluation of Disclosure Controls and Procedures

         Victory Capital Holdings Corporation's President and
Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of December 23, 2004, and they concluded that these controls and procedures are effective.

         (b) Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to December 23, 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

         The Company was a named defendant in an unlawful detainer action filed in Los Angeles County, California. During the 2nd Quarter the Company's legal representation entered final settlement and the matter has been dismissed with prejudice.

        Currently the Company is not knowingly party to any litigation.

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

ITEM 5. OTHER INFORMATION.
--------------------------

         On November 17, 2003 the Company relieved Jersey Transfer and Trust Company of the duties as the Company's Transfer Agent and engaged Mellon Investor Services to fill these duties and responsibilities. On December 17, 2004, the Company relieved Mellon Investor Services and engaged InterWest Stock Transfer to fill these duties and responsibilities.

      On September 17, 2004 the Company hired Jon Fullenkamp to serve as the CEO of both Victory Capital but as interim CEO of the subsidiary holdings until such time as a replacement can be elected. The term of Mr. Fullenkamps agreement is for 5 years with a renewable option for an additional 5 years. Mr. Fullenkamp has bonus and incentive package customary to the telecommunications industry based entirely on the performance of the Company.

         Harold Gregg, the Company's Chairman and former CEO, owns 0% of the Company's common stock, is eligible under the Performance Agreement dated January 1, 2004, which is valid through December 31, 2004, to be issued 10% of the Company's common stock at a .10 share price. These shares will be issued in the event that the business plan referenced above in item 2. is either met or exceeded.

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

                                            Victory Capital Holdings Corporation

Date: 12/23/04                              By: /s/ Jon Fullenkamp
     --------------                             --------------------------------
                                                Jon Fullenkamp
                                                CEO