Form 10KSB
period 2004-12-31
VICTORY CAPITAL HOLDINGS CORP
filed 2005-04-18
CIK 700764

 U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from January 1,2003 to December 31, 2004

Commission File No. 002-76219NY

VICTORY CAPITAL HOLDINGS CORPORATION

fka New Environmental Technologies Corporation

(Name of Small Business Issuer in its Charter)

NEVADA	87-0564472
------	----------
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27762 Antonio Parkway
Suite L1-497
Ladera Ranch, CA 92694
(Address of Principal Executive Offices)

Issuer's Telephone Number: (866) 279-9257

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

April 14, 2005 - $1,215,514. There are 22,100,258 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there has been a limited "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of the closing bid price on this date.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

April 15, 2005 : 22,100,258 shares of common stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

Transitional Small Business Issuer Format Yes [X] No [ ]

PART I

Item 1. Description of Business.

Business Development.

Corporate Developments.

Victory Capital Holdings Corporation formerly known as New Environmental Technologies Corporation (our "Company") was organized under the laws of the State of Nevada on January 7, 1982, under the name "All Things, Inc." Our Company was formed for the purpose of engaging in all lawful businesses. Our Company's initial authorized capital consisted of 100,000,000 shares of $0.001 par value common voting stock.

On March 21, 1985, Our Company's name was changed to "New Environmental Technologies Corporation." On April 28, 2003, Our Company's name was ultimately changed again to "Victory Capital Holdings Corporation."

Copies of the initial Articles of Incorporation of our Company and the Certificates of Amendment to the Articles of Incorporation were attached to our Annual Report on Form 10KSB for the year ended December 31, 1999. By this reference our Company's Annual Report on Form 10KSB for the year ended December 31, 1999, is incorporated herein. See Part III, Item 14.

Business.

Our Company has had no material business operations since 1989. In 2004, our Company began the search for the acquisition of assets, property or business that may benefit our Company and its stockholders. Our goal is bring value to the company and to its shareholders through such acquisitions. Each merger and acquisition we approach is done with the intention to position the company into markets and sectors where excellent growth is anticipated. The company plans to retain a percentage of stock ownership in each subsidiary while spinning them out as their own new public company. The balance of the stock will be distributed to the company’s shareholders at the time of spin out of the new public. This is a non-dilutive method to increase shareholder value as we grow and maintain a position in the market segments selected.

Subsequent to the end of 2004, a Share Exchange Agreement has been entered into with Union Media News Corporation. Union Media News has an exclusive marketing opportunity to market a variety of goods and services to approximately 30,000,000 union members in North America. Each union member will be given an email address, which the local union will use to communicate and deliver news regarding real time issues with the membership. Additionally Union Media will offer to the membership lower cost Internet connection, both dial-up and high speed, local and long distance telephone service, insurance products, mortgages and finance offerings, and from time to time various goods like computers, televisions, and other related items. The main goal is to harness the purchasing power of the total union membership.

We will continue to execute on our plan to bring value to our shareholders and our company through mergers and acquisitions. Some of the acquisitions will be held as subsidiaries, while others will be spun out to our shareholders as described above. In all cases, we will continue to search for business opportunities that require capital and management assistance to grow.

Effect of Existing or Probable Governmental Regulations on Business.

Sarbanes-Oxley Act.

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

Number of Employees. Our Company currently has one employee.

Item 2. Description of Property.

Our Company has no property and limited assets; its principal executive office address and telephone number are provided to us by Jon Fullenkamp, our Company's CEO. The Company is accruing $1,500 per month payable to Mr. Fullenkamp for this address and phone number.

Item 3. Directors, Executive Officers, and Significant Employees

Identification of Directors and Executive Officers.

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar years ending December 31, 2002 and 2001, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

		Date of	Date of
	Positions	Election or	Termination
Name	Held	Designation	Resignation
----	----	-----------	-----------
Jon Fullenkamp	CEO/President	9/04	*
	Director	1/04	*

Harold Gregg	Director/Interim CEO	4/03	1/04
Secretary/Treasurer

Richard Zinman	CEO	5/03	10/03

George Sharp	Various Interim **	12/03	3/04

TJ Culbertson	CEO/Director	10/03	3/04
Secretary/Treasurer

* Presently serves in the capacities indicated.
** Acted as an independent contractor, providing services to the various subsidiaries.

Term of Office.

The term of office of the current directors shall continue until the annual meeting of stockholders. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are appointed.

Business Experience.

Mr. Fullenkamp joined Victory Capital Holdings Corporation in September 2004 and became the Chairman & CEO in January 2005. Additionally he has served in key executive management leadership positions with Verb Exchange, TagMaster Incorporated, IDmicro Incorporated, and CFN.

Family Relationships.

None

Involvement in Certain Legal Proceedings.

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

Item 4. Executive Compensation.

No officer or director of our Company has received any compensation of any kind in the past two years.

Termination of Employment and Change of Control Arrangement.

Should the resignation, retirement or other termination of Jon Fullenkamp's employment with our Company or its subsidiaries result from a change in control of our Company, or his responsibilities change following a change in control of our Company, our Company has agreed to compensate him.

Item 5. Security Ownership of Certain Beneficial Owners and Management.

No officer, director or employee of our Company owns any stock in the Company.

To the knowledge of management, there is no one shareholder who owns 10% or more of the stock of our Company, and there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 6. Certain Relationships and Related Transactions.

Transactions with Management and Others

There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $50,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.

There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $50,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.

As of December 31, 2004, our Company owed Jon Fullenkamp a signing bonus of $50,000 and $60,000 in incentive payments, which remain unpaid as of the date of this report.

There were no other material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $50,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.

There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $50,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 7. Legal Proceedings.

On November 19, 2004 RingCentral, Inc. filed a complaint for breach of contract against the Company asserting they were owed by the Company $10,000 due to under the terms of their contract. On February 15, 2005, the Company reached a settlement with the plaintiff and agreed to pay RingCentral a total of $11,000 in several installments. This amount has been recorded as an accrued liability in the accompanying consolidated financial statements.

On December 28, 2004, the Company was served with an action for breach of contract with a former independent contractor The complaint seeks damages in excess of $200,000 plus punitive damages in an unstated amount. The Company denies any liability on this claim and is vigorously defending itself against it.

PART II

Item 8. Market for Common Equity and Related Stockholder Matters.

Market Information.

Track Data provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.

STOCK QUOTATIONS
CLOSING BID

Quarter ended	High	Low

June 30, 2003	$2.50	$0.03

September 30, 2003	$0.74	$0.35

December 31, 2003	$0.46	$0.15

March 31, 2004	$0.50	$0.13

June 30, 2004	0.40	0.12

September 30, 2004	0.17	0.07

December 31, 2004	0.11	0.05

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

Recent Sales of Restricted Securities.

There have been no sales of restricted securities by us during the past three years.

Holders.

The number of record holders of our Company's common stock as of the calendar year ended December 31, 2004 was approximately 898; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of April 15, 2004 there are approximately 883 stockholders of record.

Dividends.

There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future. Our Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 9. Description of Exhibits.

A table of exhibits incorporated by reference and filed with this report is included in Part III at item 14.

Item 10. Changes in and Disagreements with Accountants.

None.

Item 11. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our Company's security holders during the period covered by this Annual Report or during the previous two calendar years.

Item 12. Compliance with Section 16(a) of the Exchange Act.

No securities of our Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and our Company files reports under Section 15(d) of the Securities Exchange Act of 1934. Accordingly, directors, executive officers and 10 percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 13. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

Our Company has not engaged in any material operations during the year ending December 31, 2004.

Our Company's plan of operation for the next year is to execute the current business plans of our subsidiary Companies in the technology and media sectors. Victory's business objective is to increase net operating income and net asset value by focusing its efforts and assets in companies and industries with high potential for growth, equity appreciation and overall return. The Company is principally engaged in the formation of subsidiary companies to operate in emerging markets, and incubating them from their initial stages to maturity and independence.

The Company currently owns and manages the following websites:

http://www.vtyc.com
http://www.victoryholding.com -- inactive
http://www.victoryholdings.com -- inactive
http://www.globalcardinc.com -- inactive
http://www.wagewire.com -- inactive
http://www.turbocard.com -- inactive
http://www.on-demandcorp.com -- inactive
http://www.ondemandcommunications.com -- inactive

Our Company's cash requirements during the next year will relate to the start up of Union Media, financing other acquisitions, and maintaining our Company in good standing in the State of Nevada, as well as legal fees, accounting fees, and general and administrative expenses in connection with the adoption of it's business plan. Management does anticipate that our Company may raise additional funds during the next year.

PART F/S

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

CONTENTS

Report of Independent Registered Public Accounting Firm	12

Consolidated Balance Sheet as of December 31, 2004	13

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003,
and for the Period from Inception, January 7, 1982 through December 31, 2004	14

Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from Inception,
January 7, 1982 through December 31, 2002, and for the Years Ended
December 31, 2004 and 2003	15

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003,
and for the Period from Inception, January 7, 1982 through December 31, 2004	18

Notes to the Consolidated Financial Statements	19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Victory Capital Holdings Corporation and Subsidiaries
(A Development Stage Company)
Ladera Ranch, California

We have audited the accompanying consolidated balance sheet of Victory Capital Holdings Corporation and Subsidiaries (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception on January 7, 1982 through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Victory Capital Holdings Corporation and Subsidiaries (a development stage company) as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and from inception on January 7, 1982 through December 31, 2004 in conformity with United States of America generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company is a development stage company and has a deficit working capital and stockholders’ deficit along with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 9, 2005

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS

CURRENT ASSETS:
Cash	$ -
Prepaid assets	246
Total current assets	246

Property and equipment, net of accumulated depreciation of $369	1,924

Total assets	$ 2,170

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 18,070
Payable - related party	147,927
Accrued expenses and liabilities	148,792
Accrued liability - related party	110,000
Total current liabilities	424,789
Total liabilities	424,789

Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit:
Common stock, $.001 par value; 100,000,000 share authorized;
22,100,258 issued and outstanding	22,100
Additional paid-in-capital	1,977,463
Accumulated deficit	(2,422,182)
Total stockholders' deficit	(422,619)

Total liabilities and stockholders' deficit	$ 2,170

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			For the period
			of Inception,
			from January 7,
	For the Year Ended		1982 through
	December 31,		December 31,
	2004	2003	2004

Revenues	$ -	$ -	$ -

Costs and expenses:
General and administrative expenses	111,340	95,930	430,433
Consulting	1,304,450	393,032	1,697,482
Wages and salaries	144,000	104,000	248,000
Operating loss	(1,559,790)	(592,962)	(2,375,915)

Other income and (expenses):
Loss from reduction in debt	(48,363)	-	(48,363)
Other income	2,096	-	2,096
Net loss	$ (1,606,057)	$ (592,962)	$ (2,422,182)

Basic and dilutive net loss per share	$ (0.08)	$ (0.05)

Weighted average number
of shares outstanding	20,841,351	11,732,910

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances at January 7, 1982	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $7.50 per share	6,000	6	45,000	-	45,006
Common stock issued for cash at $0.39 per share	168,503	169	65,819	-	65,988
Net loss from inception on January 7, 1982
through December 31, 1982	-	-	-	(39,597)	(39,597)
Balances at December 31, 1982	174,503	175	110,819	(39,597)	71,397

Net loss for the year ended December. 31, 1983	-	-	-	(71,397)	(71,397)
Balances at December 31, 1983	174,503	175	110,819	(110,994)	-

Common stock issued for cash at $25.00 per share	57	-	1,425	-	1,425
Common stock issued for cash at $25.00 per share	3	-	75	-	75
Common stock issued for cash at $0.025 per share	1,580,000	1,580	38,373	-	39,953
Net loss for the year ended December 31, 1984	-	-	-	-	-
Balances at December 31, 1984	1,754,563	1,755	150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)	-	-	(1,297)
Net loss for the year ended December 31, 1985	-	-	-	-	-
Balances at December 31, 1985	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1986	-	-	-	-	-
Balances at December 31, 1986	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1987	-	-	-	-	-
Balances at December 31, 1987	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1988	-	-	-	-	-
Balances at December 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1989	-	-	-	-	-
Balances at December 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1990	-	-	-	-	-
Balances at December 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1991	-	-	-	-	-
Balances at December 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1992	-	-	-	-	-
Balances at December 31, 1992	458,431	$ 458	$ 150,692	$ (110,994)	$ 40,156

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances at December 31, 1992	458,431	$ 458	$ 150,692	$ (110,994)	$ 40,156

Net loss for the year ended December 31, 1993	-	-	-	-	-
Balances at December 31, 1993	458,431	458	150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)	-	-	(316)
Net loss for the year ended December 31, 1994	-	-	-	(6,656)	(6,656)
Balances at December 31, 1994	142,431	142	150,692	(117,650)	33,184

Common stock issued for cash at $0.001 per share	2,357,895	2,358	-	-	2,358
Net loss for the year ended December 31, 1995	-	-	-	(49,097)	(49,097)
Balances at December 31, 1995	2,500,326	2,500	150,692	(166,747)	(13,555)

Common stock issued for cash at $0.001 per share	120,000	120	-	-	120
Net loss for the year ended December 31, 1996	-	-	-	(1,681)	(1,681)
Balances at December 31, 1996	2,620,326	2,620	150,692	(168,428)	(15,116)

Net loss for the year ended December 31, 1997	-	-	-	(3,517)	(3,517)
Balances at December 31, 1997	2,620,326	2,620	150,692	(171,945)	(18,633)

Net loss for the year ended December 31, 1998	-	-	-	(2,479)	(2,479)
Balances at December 31, 1998	2,620,326	2,620	150,692	(174,424)	(21,112)

Net loss for the year ended December 31, 1999	-	-	-	(6,307)	(6,307)
Balances at December 31, 1999	2,620,326	2,620	150,692	(180,731)	(27,419)

Net loss for the year ended December 31, 2000	-	-	-	(9,011)	(9,011)
Balances at December 31, 2000	2,620,326	2,620	150,692	(189,742)	(36,430)

Net loss for the year ended December 31, 2001	-	-	-	(19,461)	(19,461)
Balances at December 31, 2001	2,620,326	2,620	150,692	(209,203)	(55,891)

Contributed capital for rent and other compensation	-	-	1,950	-	1,950
Net loss for the year ended December 31, 2002	-	-	-	(13,960)	(13,960)
Balances at December 31, 2002	2,620,326	$ 2,620	$ 152,642	$ (223,163)	$ (67,901)

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage		Total
Balances at December 31, 2002	2,620,326	$ 2,620	$ 152,642	$ (223,163)		$ (67,901)

Contributed capital for rent and officer compensation	-	-	488	-		488
Capital contributed by shareholders through forgiveness
of accounts payable and interest		-	77,415	-		77,415
Common stock issued for services $0.025 per share	13,389,932	13,390	321,358	-		334,748
Common stock issued for legal services
at $0.61 per share	100,000	100	60,900	-		61,000
Common stock issued for consulting services
at $0.47 per share	10,000	10	4,690	-		4,700
Net loss for the year ended December 31, 2003	-	-	-	(592,962)		(592,962)
Balances at December 31, 2003	16,120,258	16,120	617,493	(816,125)		(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-		160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-		306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-		132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-		6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-		67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-		120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-		238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-		123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-		81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-		132,000
Net loss for the year ended December 31, 2004	-	-	-	(1,606,057)		(1,606,057)
Balances at December 31, 2004	22,100,258	$ 22,100	$ 1,977,463	$ (2,422,182)	#	$ (422,619)

The accompanying notes are an integral part of these consolidated financial statements.

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage		Total
Balances at December 31, 2002	2,620,326	$ 2,620	$ 152,642	$ (223,163)		$ (67,901)

Contributed capital for rent and officer compensation	-	-	488	-		488
Capital contributed by shareholders through forgiveness
of accounts payable and interest		-	77,415	-		77,415
Common stock issued for services $0.025 per share	13,389,932	13,390	321,358	-		334,748
Common stock issued for legal services
at $0.61 per share	100,000	100	60,900	-		61,000
Common stock issued for consulting services
at $0.47 per share	10,000	10	4,690	-		4,700
Net loss for the year ended December 31, 2003	-	-	-	(592,962)		(592,962)
Balances at December 31, 2003	16,120,258	16,120	617,493	(816,125)		(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-		160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-		306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-		132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-		6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-		67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-		120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-		238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-		123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-		81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-		132,000
Net loss for the year ended December 31, 2004	-	-	-	(1,606,057)		(1,606,057)
Balances at December 31, 2004	22,100,258	$ 22,100	$ 1,977,463	$ (2,422,182)	#	$ (422,619)

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period
			of Inception,
			from January 7,
	For the Years		1982 through
	Ended December 31,		December 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$ (1,606,057)	$ (592,962)	$ (2,422,182)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization	289	80	369
Loss from reduction of debt	48,363	-	48,363
Common stock issued for services rendered	1,298,450	400,448	1,701,436
Contributed capital for rent and officer compensation	-	488	2,438
Changes in operating assets and liabilities:
Increase in prepaid expenses	(246)	-	(246)
Increase in accounts payable and
payable - related	114,058	84,590	266,550
Increase in accrued liabilities and
accrued liabilites - related	146,836	107,956	254,792
Net cash provided by (used in) operating activities	1,693	600	(148,480)
Cash flows from investing activities:
Purchases of fixed assets	(1,693)	(600)	(2,293)
Net cash used in investing activities	(1,693)	(600)	(2,293)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	150,773
Net cash provided by financing activities	-	-	150,773
Net increase (decrease) in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Interest Paid	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

Stock issued for services	$ 1,298,450	$ 400,448	$ 1,701,436
Contributed capital for rent and officer compensation	$ -	$ 488	$ 2,438
Contributed capital by shareholders	$ -	$ 77,415	$ 77,415

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

On October 3, 2001, the Company formed a wholly owned subsidiary named Papadog, Inc. Papadog has since changed its name to Global Card Services, Inc and then to Global Card Incorporated (Global). As of the date of this report, there has been no activity for this subsidiary.

On November 12, 2003, the Company formed a wholly owned subsidiary named On Demand Communications (On Demand). As of the date of this report, there has been no activity for this subsidiary.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 7, 1982. Since inception, the Company has incurred operating losses totaling $2.4 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, and loans made by officers of the Company. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include the evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by the Company through future operations.

Principles of Consolidation

The consolidated financial statements include those of Victory Capital Holdings Corporation and its wholly owned subsidiaries, Global Card Services, Inc. and On Demand Communications. All material inter-company activity has been eliminated.

Basic Loss Per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	2004	2003
Basic and diluted net loss per share:
Numerator:
Net loss	$ (1,606,057)	$ (592,962)

Denominator:
Basic and diluted weighted average
number of common shares outstanding	20,841,351	11,732,910

Basic and diluted net loss per share	$ (0.08)	$ (0.05)

Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003
Deferred income tax assets:
Net operating loss carry forwards	$ 163,750	$ 84,900

Deferred income tax liabilities:
Depreciation	(430)	-

Valuation allowance	(163,320)	(84,900)
Total	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003
Book income	$ (626,360)	$ (206,705)
State tax	(40)	(100)
Loss on debt	18,860	-
Other	-	230
Stock for services	506,395	131,625
Accrued payroll	10,076	31,200
Valuation allowance	91,069	43,750

	$ -	$ -

At December 31, 2004, the Company had net operating loss carry-forwards of approximately $419,000 that may be offset against future taxable income from the year 2003 through 2024. No tax benefit has been reported in the December 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

New Accounting Principles

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.” EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In addition, In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the impact adoption of this standard on its financial statements.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company did not have any bank accounts as of December 31, 2004.

Equipment and Fixtures

Equipment and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets as follows:

Description	Years

Furniture and fixtures	7
Computer hardware and software	3-5

Expenditures for maintenance and repairs are charged to expense as incurred.

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation involving employee arrangements pursuant to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the Black-Scholes valuation model to determine fair value as supplemental disclosure. Stock options and warrants issued to non-employees are accounted for under the fair value method as required by SFAS No. 123 and EITF 00-27. Interpretation No. 44 of APB No. 25 clarifies certain transactions affecting employees.

Under APB 25, when the exercise price of the Company’s stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded. There were no options granted during the current fiscal year.

There were no options granted during the fiscal years ended December 31, 2004 and 2003.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company’s former president and CEO paid a total of $92,324 on behalf of the Company towards the payment of certain accounts payable. This amount has been included in accounts payable - related party. The balance owed to the former officer was $134,927 as of December 31, 2004. This amount is due on demand and does not accrue any interest.

During the quarter ended December 31, 2004, the current president and CEO of the Company incurred $13,000 in reimbursable expenses on behalf of the Company. This amount is included in accounts payable - related party. In addition, $110,000 in accrued liabilities for services rendered to the Company was recorded for this officer during the quarter ended December 31, 2004. This amount is due on demand and does not accrue any interest. Under the terms of the employment agreement, the employee may at his election convert any and all funds due to him into shares of the Company’s common stock at a conversion price of $0.01 per share.

On April 14, 2003, the Company reached an agreement with a shareholder to satisfy outstanding bills for legal services, of $22,278, in exchange for a cash payment of $12,881. The difference has been recorded as a contribution of additional paid-in capital occurring in the three months ended June 30, 2003.

On April 14, 2003, the Company’s president and CEO paid $37,938 towards the satisfaction of certain company accounts payable. This resulted in the reclassification of accounts payable to payable - related party for $37,938 during the three months ended June 30, 2003.

On April 14, 2003, shareholders accounting for 2,279,077 shares, or 87% of the Company’s outstanding common stock, entered into a share purchase agreement whereby all of the common stock held by the aforementioned shareholders was exchanged in consideration for $275,000. As a result, the purchasers have established a controlling interest in the Company.

On April 14, 2003, the Company accepted the resignation of its president and CEO, David C. Merrell. In his place, the Company has appointed Harold Gregg as interim president and CEO.

On April 28, 2003, the Company’s shareholders voted on and approved an amendment to the Company’s articles of incorporation that changed the name of the Company to Victory Capital Holdings Corporation.

On May 2, 2003, the Company reached an agreement with the Company’s former president and CEO to satisfy outstanding obligations and accrued interest related to cash advances made to the Company, of $68,018. As the former president and CEO continues to own a significant number of shares of the Company’s common stock, the amount has been recorded as a contribution of additional paid-in capital occurring in the three months ended June 30, 2003.

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

NOTE 4 - STOCK SPLITS

On August 10, 1984, the Company authorized a 1-for-10 stock split of common stock.
On July 16, 1984, the Company authorized a 1-for-10 stock split of legend stock.
On September 21, 1984, the Company authorized a 1-for-60 stock split of legend stock.
On January 11, 1985, the Company authorized a 1-for-60 stock split of legend stock.
On January 22, 1985, the Company authorized a 60-for-1 stock split of legend stock.
On August 27, 1995, the Company authorized a 1-for-250 stock split of all stock.

The financial statements reflect these stock splits on a retroactive basis.

NOTE 5 -	GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $424,543 and a stockholders’ deficit of $422,619 at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company are committed to meeting its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The company formed a wholly owned subsidiary named Papadog, Inc. Papadog since changed its name to Global Card Services, Inc., and then to Global Card Incorporated (Global). In October 2003, Global entered into an employment agreement with an individual to serve as its Chief Executive Officer. The annual salary was to be $96,000 per annum beginning October 7, 2003. Additionally, the Company was to issue the CEO 1,000,000 free trading shares of the Company’s common stock on the date of six months from when employment commenced. In addition the CEO was granted options to purchase 1,000,000 freely traded shares at an exercise price of $0.50 per share on a date that is 12 months from the date that employment commenced and options to purchase 1,000,000 freely trades shares at an exercise price of $1.00 per share 18 months after employment commenced. Global was to grant to the CEO common stock equal to 5% of the outstanding shares of Global with said shares to be vested 12 months from the date the employment commenced, additionally Global was to grant to the CEO, options to purchase an additional 5% of the outstanding shares of Global at an exercise price of $0.10 per share. These options were to vest 18 months after the employment commenced. In March 2004, the employment agreement was terminated and all related stock options were cancelled. The Company has accrued $48,000 in wages payable and $3,672 in related taxes payable for the term of the employment.

NOTE 7 - STOCKHOLDER’S DEFICIT

Common Stock Transactions - December 31, 2004:

In February 2004, the Company issued a total of 3,600,000 shares of its common stock to various consultants for services rendered. The shares were valued using the closing price of the stock at the date of issuance at a total of $598,000 or an average of $0.17 per share.

On March 16, 2004, the Company issued 150,000 shares of its common stock in payment of amounts owed to a vender. The shares were valued using the closing price of the stock at the date of issuance of $67,500 or $0.45 per share. In connection with this, a loss on extinguishment of debt of $48,363 was recorded.

On March 23, 2004, the Company issued 300,000 shares of its common stock for services rendered in accordance with a service contract . The shares were valued using the closing price of the stock at the date of issuance of $120,000 or $0.40 per share.

In March, 2004, the Company issued a total of 1,030,000 shares of its common stock to a various consultants for services rendered. The shares were valued using the closing price of the stock at the date of issuance of $367,450 or an average of $0.36 per share.

In May 2004, the Company issued a total of 900,000 shares of its common stock to various consultants for services rendered. The shares were valued using the closing price of the stock at the date of issuance of $213,000 or an average of $0.24 per share.

Common Stock Transactions - December 31, 2003:

On April 28, 2003 the Company issued 12,500,000 shares of common stock to various consultants for services rendered. The shares were valued at the stocks closing price of $0.025 per share for a total consideration of $312,500.

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

Additional Common Stock

As of December 31, 2004, there were 40,666,667 shares of common stock that had been issued in a prior period in anticipation of a proposed transaction which was never consummated. The shares are being held in the Company’s name. Since the shares were issued without consideration nor as a result of an economic transaction, they have no basis in value and are not being shown as issued and outstanding or treasury shares in the accompanying financial statements.

NOTE 8 - LITIGATION

On November 19, 2004 RingCentral, Inc. filed a complaint for breach of contract against the Company asserting they were owed by the Company $10,000 due to under the terms of their contract. On February 15, 2005, the Company reached a settlement with the plaintiff and agreed to pay RingCentral a total of $11,000 in several installments. This amount has been recorded as an accrued liability in the accompanying consolidated financial statements.

On December 28, 2004, the Company was served with an action for breach of contract with a former independent contractor The complaint seeks damages in excess of $200,000 plus punitive damages in an unstated amount. The Company denies any liability on this claim and is vigorously defending itself against it.

NOTE 9 - SUBSEQUENT EVENTS

On January 5, 2005, the Company authorized the issuance of shares of the Company’s common stock owed under an employment agreement to the current president and CEO. As of the date of this report, the shares have not been issued.

On January 19, 2005, Mr. Harold Gregg resigned as President and Chief Executive Officer (“CEO”) and all other positions he held in the Company. On that same day, Mr. Jon Fullenkamp was appointed the President and CEO of the Company.

On March 8, 2005, the Company entered into a Share Exchange Agreement with Union Media News (“Union”), a Nevada corporation whereby the Company exchanged 20% of the outstanding shares of its wholly-owned subsidiary Victory Communication Services, Inc. for 100% of the outstanding shares of Union. After the close of the agreement, Union would become a wholly-owned subsidiary of the Company. The agreement calls for Union and the Company to cooperate in various joint ventures. If any joint ventures are launched, the agreement requires Union to pay the Company the greater of (i) fifteen-percent (15%) of Union’s net revenues or (ii) ten thousand dollars ($10,000) per month beginning the third month after the formation of any joint ventures. The agreement also requires the Company to assist in obtaining $300,000 in financing for Union within sixty days of the closing. In the event, the Company is unable to obtain the necessary financing the agreement is cancelled. At the date of this report, the agreement had not been closed nor any financing obtained for Union.

PART III
Item 14. Index to Exhibits.

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

VICTORY CAPITAL HOLDINGS CORPORATION

Date: 4/15/05

By /s/ Jon Fullenkamp
---------------------------------
Jon Fullenkamp, CEO, President and
Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

VICTORY CAPITAL HOLDINGS CORPORATION

Date: 4/15/05

By /s/ Jon Fullenkamp
---------------------------------
Jon Fullenkamp, CEO, President and
Director