Form 10QSB
period 2005-03-31
VICTORY CAPITAL HOLDINGS CORP
filed 2005-05-23
CIK 700764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from __________ to _______________

Commission File Number: 2-76219-NY

VICTORY CAPITAL HOLDINGS CORPORATION
(Name of small business issuer in its charter)

Nevada         87-0564472
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

27762 Antonio Parkway, Suite L1-497
Ladera Ranch, CA 92694
(Address of principal executive offices)

Registrant's telephone number, including area code: (866) 279-9257
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes [X] No [ ]

At May 17, 2005, 22,100,258 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [X] No [ ]

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
INDEX TO FORM 10-QSB
MARCH 31, 2005

PART I           PAGE

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
AS OF MARCH 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$ 63
Total current assets	63

Property and equipment, net of accumulated depreciation of $484	1,809

Total assets	$ 1,872

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 23,721
Payable - related party	158,400
Accrued expenses and liabilities	148,968
Accrued liability - related party	110,000
Loan payable	10,000
Total current liabilities	451,089
Total liabilities	451,089

Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit:
Common stock, $.001 par value; 100,000,000 share authorized;
22,100,258 issued and outstanding	22,100
Additional paid-in-capital	1,977,463
Accumulated deficit	(2,448,780)
Total stockholders' deficit	(449,217)

Total liabilities and stockholders' deficit	$ 1,872

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period
			of Inception,
	For the three	For the three	from January 7,
	months ended	months ended	1982 through
	March 31,	March 31,	March 31,
	2005	2004	2005

Revenues	$ -	$ -	$ -

Costs and expenses:
General and administrative expenses	26,421	12,188	456,854
Consulting	-	965,450	1,697,482
Wages and salaries	-	144,000	248,000
Total costs and expenses	26,421	1,121,638	2,402,336
Operating loss	(26,421)	(1,121,638)	(2,402,336)

Other income (expenses):
Loss from reduction in debt	-	(48,363)	(48,363)
Interest expense	(177)	-	(177)
Other income	-	-	2,096
Total other income (expense)	(177)	(48,363)	(46,444)
Net loss	$ (26,598)	$ (1,170,001)	$ (2,448,780)

Basic and dilutive net loss per share	$ (0.00)	$ (0.07)

Weighted average number
of shares outstanding	22,100,258	17,574,324

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
				Deficit
	Common	Stock	Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances at January 7, 1982	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $7.50 per share	6,000	6	45,000	-	45,006
Common stock issued for cash at $0.39 per share	168,503	169	65,819	-	65,988
Net loss from inception on January 7, 1982
through December 31, 1982	-	-	-	(39,597)	(39,597)
Balances at December 31, 1982	174,503	175	110,819	(39,597)	71,397

Net loss for the year ended December. 31, 1983	-	-	-	(71,397)	(71,397)
Balances at December 31, 1983	174,503	175	110,819	(110,994)	-

Common stock issued for cash at $25.00 per share	57	-	1,425	-	1,425
Common stock issued for cash at $25.00 per share	3	-	75	-	75
Common stock issued for cash at $0.025 per share	1,580,000	1,580	38,373	-	39,953
Net loss for the year ended December 31, 1984	-	-	-	-	-
Balances at December 31, 1984	1,754,563	1,755	150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)	-	-	(1,297)
Net loss for the year ended December 31, 1985	-	-	-	-	-
Balances at December 31, 1985	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1986	-	-	-	-	-
Balances at December 31, 1986	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1987	-	-	-	-	-
Balances at December 31, 1987	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1988	-	-	-	-	-
Balances at December 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1989	-	-	-	-	-
Balances at December 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1990	-	-	-	-	-
Balances at December 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1991	-	-	-	-	-
Balances at December 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss for the year ended December 31, 1992	-	-	-	-	-
Balances at December 31, 1992	458,431	$ 458	$ 150,692	$ (110,994)	$ 40,156

The accompanying notes are an integral part of these consolidated financial statements

5

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONTINUED

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

The accompanying notes are an integral part of these consolidated financial statements

5

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONTINUED

				Accumulated
				Deficit
	Common	Stock	Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances at December 31, 2002	2,620,326	$ 2,620	$ 152,642	$ (223,163)	$ (67,901)

Contributed capital for rent and officer compensation	-	-	488	-	488

Capital contributed by shareholders through forgiveness of accounts payable and interest		-	77,415	-	77,415

Common stock issued for services at $0.025 per share	13,389,932	13,390	321,358	-	334,748
Common stock issued for legal services at $0.61 per share	100,000	100	60,900	-	61,000

Common stock issued for consulting services at $0.47 per share	10,000	10	4,690	-	4,700
Net loss for the year ended December 31, 2003	-	-	-	(592,962)	(592,962)
Balances at December 31, 2003	16,120,258	16,120	617,493	(816,125)	(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-	160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-	306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-	132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-	6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-	67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-	120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-	238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-	123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-	81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-	132,000
Net loss for the year ended December 31, 2004				(1,606,057)	(1,606,057)
Balances at December 31, 2004	22,100,258	22,100	1,977,463	(2,422,182)	(422,619)

Net loss for the three months ended March 31, 2005 (unaudited)	-	-	-	(26,598)	(26,598)
Balances at March 31, 2005 (unaudited)	22,100,258	$22,100	$1,977,463	$(2,448,780)	$ 449,217)

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the period
			of Inception,
			from January 7,
	For the three months		1982 through
	Ended March 31,		March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (26,598)	$ (1,170,001)	$ (2,448,780)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	115	30	484
Loss from reduction of debt	-	48,363	48,363
Common stock issued for services rendered	-	1,085,450	1,701,436
Contributed capital for rent and officer compensation	-	-	2,438
Changes in operating assets and liabilities:
Increase in prepaid expenses	247	-	-
Increase in accounts payable and payable - related	16,122	10,322	282,673
Increase in accrued liabilities and accrued liabilites - related	177	25,836	254,969

Net cash used in operating activities	(9,937)	-	(158,417)
Cash flows from investing activities:
Purchases of fixed assets	-	-	(2,293)
Net cash used in investing activities	-	-	(2,293)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	150,773
Proceeds from loans	10,000		10,000
Net cash provided by financing activities	10,000	-	160,773
Net increase in cash	63	-	63
Cash at beginning of period	-	-	-
Cash at end of period	$ 63	$ -	$ 63

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Interest Paid	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

Stock issued for services	$ -	$ 1,085,450	$ 1,701,436
Contributed capital for rent and officer compensation	$ -	$ -	$ 2,438
Contributed capital by shareholders	$ -	$ -	$ 77,415
The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
March 31, 2005

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

The consolidated financial statements presented are those of Victory Capital Holdings Corporation and subsidiaries (the Company). The Company was incorporated as All Things, Inc. under the laws of the State of Nevada on January 7, 1982. On March 21, 1985, the Company changed its name to New Environmental Technologies Corporation. On April 28, 2003 the Company changed its name to Victory Capital Holdings Corporation. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of March 31, 2005, and for the three months ended March 31, 2005 and 2004 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2005, and the results of its operations for the three months and cash flows for the three months ended March 31, 2005 and 2004. These results are not necessarily indicative of the results expected for the year ending December 31, 2005. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $451,026 and a stockholders’ deficit of $449,217 at March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

15

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
March 31, 2005

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

Loss Per Share

Basic earnings per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. Securities that could potentially dilute Basic EPS in the future, that were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of options, warrants, convertible notes and debentures.

15

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
March 31, 2005

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004:

	2005	2004
Basic and diluted net loss per share:
Numerator:
Net loss	$ (26,598)	$ (1,170,001)

Denominator:
Basic and diluted weighted average
number of common shares outstanding	22,100,258	17,574,324

Basic and diluted net loss per share	$ (0.00)	$ (0.07)

Equipment and Fixtures

Equipment and fixtures are recorded at cost. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets as follows:

Description Years

   Furniture and fixtures 7
   Computer hardware and software 3-5

Recent Accounting Pronouncements

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

15

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
March 31, 2005

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123 and SFAS 148, which require pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. Since the Company has no significant stock options outstanding, the pro forma financial data is not meaningful.

Under APB 25, when the exercise price of the Company’s stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

There were no options granted during the three months ended March 31, 2005 and 2004.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company’s former president and CEO paid a total of $92,324 on behalf of the Company towards the payment of certain accounts payable. This amount has been included in accounts payable - related party. The balance owed to the former officer was $134,927 as of March 31, 2005. This amount is due on demand and does not accrue any interest.

During the quarter ended March 31, 2005, the current president and CEO of the Company incurred $10,473 in reimbursable expenses on behalf of the Company. This amount is included in accounts payable - related party. The balance owed to this officer was $23,473 as of March 31, 2005. In addition, $110,000 in accrued liabilities for services rendered to the Company was recorded for this officer during the quarter ended December 31, 2004. This amount is due on demand and does not accrue any interest. Under the terms of the employment agreement, the employee may at his election convert any and all funds due to him into shares of the Company’s common stock at a conversion price of $0.01 per share.

15

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
March 31, 2005

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock Transactions During the Three Months Ended March 31, 2004

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

On March 23, 2004, the Company issued 300,000 shares of its common stock for services rendered in accordance with an employment agreement. The shares were valued using the closing price of the stock at the date of issuance of $120,000 or $0.40 per share.

In March, 2004, the Company issued a total of 1,030,000 shares of its common stock to a various consultants for services rendered. The shares were valued using the closing price of the stock at the date of issuance of $367,450 or an average of $0.36 per share.

15

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
March 31, 2005

Common Stock Transactions During the Three Months Ended March 31, 2005

On January 5, 2005, the Company authorized the issuance of shares of the Company’s common stock owed under an employment agreement to the current president and CEO. As of the date of this report, the shares have not been issued.

Additional Common Stock

As of March 31, 2005, there were 40,666,667 shares of common stock that had been issued in a prior period in anticipation of a proposed transaction which was never consummated. The shares are being held in the Company’s name. Since the shares were issued without consideration nor as a result of an economic transaction, they have no basis in value and are not being shown as issued and outstanding or treasury shares in the accompanying financial statements.

NOTE 6 - LITIGATION

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

15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for three months ended March 31, 2005.

Forward-Looking Information.

This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render the Company's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company's business ultimately is built. The Company does not intend to update these forward-looking statements.

Plan of Operation

Our Company has not engaged in any material operations during the three months ending March 31, 2005 and 2004.

Our Company’s plan of operation for the next year is to execute the current business plans of our subsidiary companies in the technology and media sectors. Victory’s business objective is to increase net operating income and net asset value by focusing its efforts and assets in companies and industries with high potential growth, equity appreciation and overall return. The Company is principally engaged in the formation of subsidiary companies to operate in emerging markets, and incubating them from their initial stages to maturity and independence.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include our evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by us through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Valuation Of Long-Lived And Intangible Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During 2004, we estimated the allowance on net deferred tax assets to be one-hundred percent of the net deferred tax assets.

Results of Operations

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Victory has not had any revenues since inception (January 7, 1982) through March 31, 2005. Accordingly, Victory has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Victory from reaching commercial viability. Until one of our subsidiaries begins operations, we will have no operating revenues but will continue to incur substantial expenses.

General and administrative expenses were $26,421 in the current quarter compared to $12,188 in the comparable period last year. For the three months ended March 31, 2005 and 2004, consulting expenses were $0 and $965,450. The increase is mainly due to stock issued to consultants in the prior period. There were no consulting contracts outstanding during the current period.

Liquidity and Capital Resources

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $63 at March 31, 2005.

For the three months ended March 31, 2005 and 2004, Victory incurred net losses of $26,598 and $1,170,001, respectively. As of March 31, 2005, the Company had a stockholders’ deficiency and a working capital deficiency of approximately $449,217 and $451,026, respectively. The report of Victory’s independent certified public accountants on the Company’s December 31, 2004 financial statements notes that Victory is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders’ deficiency at December 31, 2004 and these conditions raise substantial doubt about Victory’s ability to continue as a going concern.

Net cash used by operating activities was $9,937 compared to $0 for the three months ended March 31, 2005 and 2004, respectively.

Net cash provided by financing activities was $10,000 for the current three months compared to $0 for the comparable period last year from the proceeds of a loan.

Victory is exploring additional sources of working capital including borrowing, sales of securities, joint ventures and acquisition of subsidiaries. Management believes that Victory can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. However, there can be no assurances that management will be successful in obtaining adequate funding.

The Company has no current commitments for capital expenditures or additional equity or debt financing.

Item 3 -- Controls and Procedures

(a)  As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in their opinion, the disclosure controls and procedures are effective.

(b) During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission Of Matters To A Vote Of Security Holders
None
Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer of Victory Capital Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer of Victory Capital Holdings Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of Victory Capital Holdings Corporation pursuant to Section 906 of the Sarbanes Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer of Victory Capital Holdings Corporation pursuant to Section 906 of the Sarbanes Oxley Act of 2002

15

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY CAPITAL HOLDINGS CORPORATION
Registrant

Date: May 23, 2005      By: /s/ Jon Fullenkamp
Jon Fullenkamp, Chief Executive Officer, President and Director