Form 10QSB/A
period 2005-03-31
VICTORY CAPITAL HOLDINGS CORP
filed 2005-06-06
CIK 700764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment Number 1

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

EVPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A amends our previously filed Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005. This amendment is being filed to include the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act, which were inadvertently left out of the filing of the Form 10-QSB Quarterly Report filed with the Commission on May 23, 2005.

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

VICTORY CAPITAL HOLDINGS CORPORATION
Registrant

Date: June 6, 2005

 By: /s/ Jon Fullenkamp
    Jon Fullenkamp
    Chief Executive Officer, President and Director