Form 10QSB
period 2005-06-30
VICTORY CAPITAL HOLDINGS CORP
filed 2005-09-06
CIK 700764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005

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
Common Stock, $.001 par value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

At May 17, 2005, 22,100,258 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [X] No [ ]

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
INDEX TO FORM 10-QSB
MARCH 31, 2005

		Page
PART I

Item 1	Financial Statements

	Consolidated Balance Sheet - June 30, 2005 (unaudited)…………………………………………........................................................................................	1

	Consolidated Statements of Operations (unaudited) - Three Months Ended June 30, 2005 and 2004
	and for the Period of Inception, January 7, 1982 through June 30, 2005………………………….....................................................................................	2

	Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from Inception,
	January 7, 1982 through June 30, 2005…………………………………………………………..............................................................................................	3

	Consolidated Statements of Cash Flows (unaudited) - Three Months Ended June 30,
	2005 and 2004 and for the Period of Inception, January 7, 1982 through June 30, 2005………….....................................................................................	6

	Notes to Consolidated Financial Statements (unaudited)…………………………………………......................................................................................	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations……….............................................................................	14

Item 3	Controls and Procedures……………………………………………………………………………..........................................................................................	17

PART II

Item 1	Legal Proceedings………………………………………………………………………………….............................................................................................	17

Item 2	Changes In Securities………………………………………………………………………………............................................................................................	17

Item 3	Defaults Upon Senior Securities……………………………………………………………………..........................................................................................	17

Item 4	Submission of Matters to a Vote of Security Holders………………………………………………......................................................................................	17

Item 5	Other Information…………………………………………………………………………………...............................................................................................	17

Item 6	Exhibits…………………………………………………………………………………………….................................................................................................	17

	Signatures…………………………………………………………………………………………................................................................................................	18

PART I
Item 1. Financial Statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30, 2005 (Unaudited)	December 31, 2004 (Restated)
CURRENT ASSETS
Cash	$ 43,044	$ --
Prepaid Expenses	--	246
Marketable Securities	88,300
Total Current Assets	131,344	246

FIXED ASSETS, net of accumulated depreciation of $599	16,636	1,924

OTHER ASSETS
Deposits	2,020	--
Total Other Assets	2,020	--

	$ 150,000	$ 2,170
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$ 330,970	$ 18,070
Accrued Liabilities	11,000	11,000
Accrued Payroll and payroll taxes	137,792	137,792
Total Current Liabilities	479,762	166,862

LONG TERM LIABILITIES
Notes Payable	160,481	--

OTHER LIABILITIES
Accounts Payable - Related Party	172,179	147,927
Accrued Liabilities - Related	110,000	110,000
Total Other Liabilities	282,179	257,927

Total Liabilities	761,941	424,789

SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock authorized 100,000,000 shares at
$0.001 par value; 21,200,258 and 16,120,258 shares
issued and outstanding, respectively	22,100	22,100
Additional paid-in-capital	1,977,463	1,977,463
Deficit accumulated during the development stage	(2,771,985)	(2,422,182)
Total Stockholders' Equity (Deficit)	(772,422)	(422,619)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 150,000	$ 2,170

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSUDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	For the		From Inception
	Six Months Ended		January 1982
	June 30		Through
	2005	2004	June 30, 2005

REVENUES	$ 32,207	$ --	$ 32,207

EXPENSES

Consulting expense	310,136	965,450	2,007,617
Wages and salaries	--	144,000	501,683
General and administrative expenses	71,249	53,705	248,000

Total Expenses	381,385	1,163,155	2,757,300

LOSS FROM OPERATIONS	(349,178)	(1,163,155)	(2,725,093)

OTHER INCOME (EXPENSE)

Gain/(Loss) from extinguishment of debt		(48,363)	(48,363)
Interest expense	(625)		(625)
Other income			2,096

	(625)	(48,363)	(46,892)

NET LOSS	$ (349,803)	$ (1,211,518)	$ 2,771,985)

BASIC LOSS PER SHARE	0	$ (0.06)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	22,100,258	19,387,291

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	-	-	-	-	-
Common stock issued for cash at $7.50 per share	6,000	6	45,000	-	45,006
Common stock issued for cash at $0.39 per share	168,503	169	65,819	-	65,988
Net loss from inception on January 7, 1982 through Dec. 31, 1982	-	-	-	(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175	110,819	(39,597)	71,397

Net loss for the year ended Dec. 31, 1983	-	-	-	(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175	110,819	(110,994)	(0)

Common stock issued for cash at $25.00 per share	57	0	1,425	-	1,425
Common stock issued for cash at $25.00 per share	3	0	75	-	75
Common stock issued for cash at $0.025 per share	1,580,000	1,580	38,373	-	39,953
Net loss - FYE 12/31/84	-	-	-	-	-
Balances at Dec. 31, 1984	1,754,563	1,755	150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)			(1,297)
Net loss - FYE 12/31/85	-	-	-	-	-
Balances at Dec. 31, 1985	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/86	-	-	-	-	-
Balances at Dec. 31, 1986	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/87	-	-	-	-	-
Balances at Dec. 31, 1987	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/88	-	-	-	-	-
Balances at Dec. 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/89	-	-	-	-	-
Balances at Dec. 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/90	-	-	-	-	-
Balances at Dec. 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/91	-	-	-	-	-
Balances at Dec. 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/92	-	-	-	-	-
Balances at Dec. 31, 1992	458,431	458	150,692	(110,994)	40,156

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Continued)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Net loss - FYE 12/31/93	-	-	-	-	-
Balances at Dec. 31, 1993	458,431	458	150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)			(316)
Net loss - FYE 12/31/94	-	-	-	(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142	150,692	(117,650)	33,184

Common stock issued for cash at $0.001 per share	2,357,895	2,359	-	-	2,359
Net loss - FYE 12/31/95	-	-	-	(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500	150,692	(166,747)	(13,555)

Common stock issued for cash at $0.001 per share	120,000	120	-	-	120
Net loss - FYE 12/31/96	-	-	-	(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620	150,692	(168,428)	(15,116)

Net loss - FYE 12/31/97	-	-	-	(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620	150,692	(171,945)	(18,633)

Net loss - FYE 12/31/98	-	-	-	(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620	150,692	(174,424)	(21,112)

Net loss - FYE 12/31/99	-	-	-	(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620	150,692	(180,731)	(27,419)

Net loss - FYE 12/31/00	-	-	-	(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620	150,692	(189,742)	(36,430)

Net loss - FYE 12/31/01	-	-	-	(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620	150,692	(209,203)	(55,891)

Contributed capital for rent and other compensation	-	-	1,950	-	1,950
Net loss - FYE 12/31/02	-	-	-	(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620	152,642	(223,163)	(67,901)

Contributed capital for rent and officer compensation	-	-	488	-	488
Capital contributed by shareholders through forgiveness
of accounts payable and interest	-	-	77,415	-	77,415

The accompanying notes are an integral part of these consolidated financial statements
4VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES

(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Continued)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for services $0.025 per share	13,389,932	13,390	321,358	-	334,748
Common stock issued for legal services at $0.61 per share	100,000	100	60,900	-	61,000
Common stock issued for consulting services at $0.47 per share	10,000	10	4,690	-	4,700
Net loss - FYE 12/31/03	-	-	-	(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120	617,493	(816,125)	(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-	160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-	306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-	132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-	6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-	67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-	120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-	238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-	123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-	81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-	132,000
Net loss - FYE 12/31/04				(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100	1,977,463	(2,422,182)	(422,619)

Net loss for the six months ended June 30, 2005				(349,803)	(349,803)
Balances at June 30, 2005 (Unaudited)	22,100,258	22,100	1,977,463	(2,771,985)	(772,422)

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the Six Months Ended		Jan. 7, 1982
	June 30,		Through
	2005	2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(349,804)	(1,211,518)	(2,771,986)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	229	60	598
Loss on extinguishment of debt		48,363	48,363
Stock issued for services		1,085,450	1,696,850
Contributed capital for rent and officer compensation			2,438
Decrease in Prepaid Expenses	247
Increase in Deposits	(2,020)		(2,020)
Increase in accounts payable	312,900		312,900
and accounts payable - related party	24,252	53,502	290,803
Increase to accrued liabilities		25,836	254,792
Increase in Note Payable-Related Entity	481		481
Net Cash used by Operating Activities	(13,715)	1,693	(166,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(14,941)	(1,693)	(12,648)
Purchase of Marketable Securities	(88,300)		(88,300)
Net Cash used by Investing Activities	(103,241)	(1,693)	(100,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash			150,773
Loan proceeds	160,000		160,000
Net Cash provided by Financing Activities	160,000	0	310,773

NET INCREASE IN CASH	43,044	0	43,044
CASH AT BEGINNING OF PERIOD	--	--	--

CASH AT END OF PERIOD	43,044	--	43,044

CASH PAID FOR:
Interest	--	--	--
Income Taxes	--	--	--

SCHEDULE OF NON CASH FINANCING ACTIVITIES
Stock issued for services	--	1,085,450	1,696,850
Contributed capital for rent and officer compensation	--	--	2,438
Contributed Capital by shareholders	--	--	77,415

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

On May 27, 2005 the Company purchased 100% of the outstanding stock of L & M Resources, Inc., a Nevada corporation. L & M Resources, Inc. was consolidated into these financial statements at June 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of June 30, 2005, and for the six months ended June 30, 2005 and 2004 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2005, and the results of its operations for the six months and cash flows for the six months ended June 30, 2005 and 2004. These results are not necessarily indicative of the results expected for the year ending December 31, 2005. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $348,418 and a stockholders’ deficit of $772,422 at June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
June 30, 2005

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

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 7, 1982. Since inception, the Company has incurred operating losses totaling $2.8 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, and loans made by officers of the Company. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Principles of Consolidation

The consolidated financial statements include those of Victory Capital Holdings Corporation and its wholly owned subsidiaries, Global Card Services, Inc. On Demand Communications and L & M Resources, Inc. All material inter-company items and transactions have been eliminated.

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

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
June 30, 2005

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2005 and 2004:

	2005	2004
Basic and diluted net loss per share:
Numerator:
Net loss	$ (349,803)	$ (1,211,518)

Denominator:
Basic and diluted weighted average
number of common shares outstanding	22,100,258	19,387,291

Basic and diluted net loss per share	$ (0.02)	$ (0.06)

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

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
June 30, 2005

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

There were no options granted during the six months ended June 30 2005 and 2004.

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

During the six months ended June 30, 2005, the current president and CEO of the Company incurred $17,633 in reimbursable expenses on behalf of the Company. This amount is included in accounts payable - related party. The balance owed to this officer was $30,633 as of June 30, 2005. In addition, $110,000 in accrued liabilities for services rendered to the Company was recorded for this officer during the quarter ended December 31, 2004. This amount is due on demand and does not accrue any interest under the terms of the employment agreement.

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

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
June 30, 2005

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

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock Transactions During the Six Months Ended June 30, 2004

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

Common Stock Transactions During the Six Months Ended June 30, 2005

On January 5, 2005, the Company authorized the issuance of shares of the Company’s common stock owed under an employment agreement to the current president and CEO. As of the date of this report, the shares have not been issued.

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
June 30, 2005
Additional Common Stock

As of June 30, 2005, there were 10,666,667 shares of common stock that had been issued in a prior period in anticipation of a proposed transaction which was never consummated. The shares are being held in the Company’s name. Since the shares were issued without consideration nor as a result of an economic transaction, they have no basis in value and are not being shown as issued and outstanding or treasury shares in the accompanying financial statements.

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

NOTE 7-BUSINESS COMBINATION

The Company acquired all of the outstanding common stock of L & M Resources, Inc., a Nevada corporation, on May 27, 2005. L & M Resources was consolidated in these financial statements as of June 30, 2005. The following is the information required by Financial Accounting Standards Board FAS 141: Business Combinations.

a.
L & M Resources, Inc. is a jobber in the clothing business, obtaining orders for U.S. clothing manufacturers for partially finished apparel and securing manufacture for the orders. The Company acquired 100% of the outstanding common stock of the acquired company. There were no other classes of shares outstanding.

b.	The primary reason for the acquisition was to develop a reliable source of revenues. The Company will use its resources to finance and promote the business.

c. The period for which the results of operations of L & M Resources, Inc. are included in  the income statement of the combined entity is the first six months of 2005, which dates  from the beginning of the financial year of L & M Resources, Inc.

d.
The cost of the acquired entity was 30% of the outstanding common stock of Victory Apparel, Inc., a dormant corporation which is a wholly owned subsidiary of Victory Capital, Inc. The cost was the de minimus value of the Victory Apparel stock. The net worth at fair market value of L & M Resources, Inc. was $10,000, which was assigned as the value of its common shares.

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
June 30, 2005

e.	The following is the Balance Sheet of L & M Resources, Inc. at the date of acquisition, May 27, 2005 showing the amount assigned to each major asset and liability caption.

L & M RESOURCES, INC.
BALANCE SHEET
As at May 27, 2005

ASSETS
Supplies	10,000

Total Assets	10,000

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Total Liabilities	--

Common Stock	10,000
Retained Earnings	--

Total Liabilities and Stockholder' Equity	10,000

f. Contingent payments, options, or commitments in the acquisitions agreement:
The Company is to use its best efforts to provide $50,000 on or before June 30, 2005. (The Company provided $33,900 of this amount by June 30, 2005, and the balance in the subsequent period). The Company will use its best efforts to provide monthly operating expenses of up to $25,000 per month for a period not to exceed twelve months, or until revenues cover these operating expenses.

g. There were no purchased research and development assets purchased.

h. All purchase price allocations have been finalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for three months ended June 30, 2005.

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

Plan of Operation

For the second quarter of 2005 the Company had $12,000 in revenues from its wholly owed subsidiary, L&M Resources (“L&M”). This reflects consolidated operations only for the month of June as L&M became a wholly owned subsidiary during June. L&M is focused on the apparel and fashion business with an established distribution channel for the Americas and Europe. Additionally L&M has the capability to source manufacture in many markets, ensuring it the lowest production costs. L&M has established many significant brand distribution relationships and is in the process of rolling out its private label, ‘Soho District’, for cashmere garments. Victory continues to support its existing commitments to other acquisitions and will remain vigilant for new profitable opportunities with a focus on potential cash flow.

L&M has secured a distribution agreement with Linea Pella, the premier vintage leather belt designer in the USA. Linea Pella granted L&M sales and distribution rights in the United Kingdom, the Caribbean, Italy, Mexico, and South America.

L&M signed an exclusive sales and distribution agreement with Rudewear, Ltd of London, England. The agreement provides the exclusive rights to sell and distribute Rudewear, Rude Apparel, and Rudecube lines of clothing in North America, Central America, South America, and the Caribbean.

Credit lines for L&M Resources were established in excess of $1,000,000 through Hino International Industrial Ltd., located in Hong Kong. This credit line is for use in multiple garment factories in China.

The development of the ‘Soho District’ as a private label for L&M, initially for cashmere garments, will grow into a brand for all of the company’ private label apparel. Shirts, jeans, shoes, business casual, and evening wear will be the beginning of products the company will market under this name.

Although our Company had not engaged in any material operations during the three months ending June 30, 2004, we acquired L&M in the middle of the second quarter of 2005 through a non-dilutive share exchange agreement. The Company established L&M in new offices on June 1, 2005. The new office acts as the showroom for L&M and is located in the Cooper Building in the heart of the Los Angeles Fashion District. L&M focuses on three primary areas of business: (i) outsourcing of manufacturing for new and established designers, (ii) design and manufacturing of private label goods, and (iii) buying and selling of closeouts.

Our Company’s plan of operation for the next year is to execute the current business plans of our subsidiary companies in the technology, media. and apparel sectors. Victory’s business objective is to increase net operating income and net asset value by focusing its efforts and assets in companies and industries with high potential growth, equity appreciation and overall return. The Company is engaged in the formation of subsidiary companies to operate in emerging markets, and incubating them from their initial stages to maturity and independence.

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

Results of Operations

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Victory has had $12,000 revenues since inception (January 7, 1982) through June 30 31, 2005. Accordingly, Victory has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Victory from reaching commercial viability. Until one of our subsidiaries begins operations, we will have no operating revenues but will continue to incur substantial expenses.

General and administrative expenses were $71,249 in the current six months compared to $53,705 in the comparable period last year. For the three months ended June 30, 2005 and 2004, consulting expenses were $310,136 and $965,450. The increase is mainly due to stock issued to consultants in the prior period.

Liquidity and Capital Resources

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $43,044 at June 30, 2005.

For six months ended June 30, 2005 and 2004, Victory incurred net losses of $349,803 and $1,211,518, respectively. As of June 30, 2005, the Company had a stockholders’ deficiency and a working capital deficiency of approximately $772,422 and $348,418, respectively. The report of Victory’s independent certified public accountants on the Company’s December 31, 2004 financial statements notes that Victory is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders’ deficiency at December 31, 2004 and these conditions raise substantial doubt about Victory’s ability to continue as a going concern.

Net cash used by operating activities was $13,715 compared to $1,693 for the six months ended June 30, 2005 and 2004, respectively.

Net cash used by investing activities was $103,241, compared to $1,693 for the six months ended June 30, 2005 and 2004, respectively.

Net cash provided by financing activities was $160,000 for the current three months compared to $0 for the comparable period last year from the proceeds of a loan.

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

VICTORY CAPITAL HOLDINGS CORPORATION, Registrant

Date: September 6, 2005

By: /s/ Jon Fullenkamp
Jon Fullenkamp
Chief Executive Officer, President, Chief Financial Officer and Director