Form 10QSB/A
period 2005-06-30
VICTORY CAPITAL HOLDINGS CORP
filed 2005-09-23
CIK 700764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X] AMENDMENT NUMBER 1 TO
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

At September 6, 2005, there were 22,100,258 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [X] No [ ]

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A amends our previously filed Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2005. This amendment is being filed to correct the caption on the column of the Balance Sheet for December 31, 2004 results from “restated” to “audited” and to add Footnote 8 - Reclassification Items to the notes to the financial statements to explain the reclassification of certain items in the results reported for the fiscal year ended December 31, 2004.

VICTORY CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
INDEX TO FORM 10-QSB
MARCH 31, 2005

		Page
PART I

Item 1	Financial Statements

	Consolidated Balance Sheet - June 30, 2005 (unaudited) and December 31, 2004 (audited)……..	1

	Consolidated Statements of Operations (unaudited) - Three and Six Months Ended June 30, 2005 and 2004 and for the Period from Inception, January 7, 1982 through June 30, 2005 ……………..	2

	Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from Inception,
	January 7, 1982 through June 30, 2005…………………………………………………………...	3

	Consolidated Statements of Cash Flows (unaudited) - Three Months Ended June 30,
	2005 and 2004 and for the Period since Inception, January 7, 1982 through June 30,2005…….…	6

	Notes to Consolidated Financial Statements (unaudited)…………………………………………...	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations……….	14

Item 3	Controls and Procedures…………………………………………………………………………….	17

PART II

Item 1	Legal Proceedings…………………………………………………………………………………..	17

Item 2	Changes In Securities………………………………………………………………………………..	17

Item 3	Defaults Upon Senior Securities…………………………………………………………………….	17

Item 4	Submission of Matters to a Vote of Security Holders………………………………………………	17

Item 5	Other Information…………………………………………………………………………………...	17

Item 6	Exhibits……………………………………………………………………………………………...	17

	Signatures…………………………………………………………………………………………...	18

PART I
Item 1. Financial Statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
CURRENT ASSETS
Cash	$ 43,044	$ --
Prepaid Expenses	--	246
Marketable Securities	88,300
Total Current Assets	131,344	246

FIXED ASSETS, net of accumulated depreciation of $599	16,636	1,924

OTHER ASSETS
Deposits	2,020	--
Total Other Assets	2,020	--

	$ 150,000	$ 2,170
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$ 330,970	$ 18,070
Accrued Liabilities	11,000	11,000
Accrued Payroll and payroll taxes	137,792	137,792
Total Current Liabilities	479,762	166,862

LONG TERM LIABILITIES
Notes Payable	160,481	--

OTHER LIABILITIES
Accounts Payable - Related Party	172,179	147,927
Accrued Liabilities - Related Party	110,000	110,000
Total Other Liabilities	282,179	257,927

Total Liabilities	761,941	424,789

SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock authorized 100,000,000 shares at
$0.001 par value; 22,100,258 and 16,120,258 shares
issued and outstanding, respectively	22,100	22,100
Additional paid-in-capital	1,977,463	1,977,463
Deficit accumulated during the development stage	(2,771,985)	(2,422,182)
Total Stockholders' Equity (Deficit)	(772,422)	(422,619)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 150,000	$ 2,170

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSUDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	For the		For the		From Inception
	Three Months Ended		Six Months Ended		January 1982
	June 30		June 30		Through
	2005	2004	2005	2004	June 30, 2005

REVENUES	$ 32,207	$ --	$ 32,207	$ --	$ 32,207

EXPENSES

Consulting expense	310,136		310,136	965,450	2,007,617
Wages and salaries			--	144,000	501,683
General and administrative expenses	71,249	26,421	71,249	53,705	248,000

Total Expenses	381,385	26,421	381,385	1,163,155	2,757,300

LOSS FROM OPERATIONS	(349,178)	(26,421)	(349,178)	(1,163,155)	(2,725,093)

OTHER INCOME (EXPENSE)

Gain/(Loss) from extinguishment of debt				(48,363)	(48,363)
Interest expense	(625)	(177)	(625)		(625)
Other income					2,096

Total other income (expenses)	(625)	(177)	(625)	(48,363)	(46,892)

NET LOSS	$ (349,803)	$ (26,598)	$ (349,803)	$(1,211,518)	$ (2,771,985)

BASIC LOSS PER SHARE
OF COMMON STOCK	$ 0.02	$ 0.02	$ 0.02	$ (0.06)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	22,100,258	22,100,258	22,100,258	19,387,291

The accompanying notes are an integral part of these consolidated financial statements

2VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES

(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $7.50 per share	6,000	6	45,000	-	45,006
Common stock issued for cash at $0.39 per share	168,503	169	65,819	-	65,988
Net loss from inception on January 7, 1982 through Dec. 31, 1982	-	-	-	(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175	110,819	(39,597)	71,397

Net loss for the year ended Dec. 31, 1983	-	-	-	(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175	110,819	(110,994)	(0)

Common stock issued for cash at $25.00 per share	57	0	1,425	-	1,425
Common stock issued for cash at $25.00 per share	3	0	75	-	75
Common stock issued for cash at $0.025 per share	1,580,000	1,580	38,373	-	39,953
Net loss - FYE 12/31/84	-	-	-	-	-
Balances at Dec. 31, 1984	1,754,563	1,755	150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)			(1,297)
Net loss - FYE 12/31/85	-	-	-	-	-
Balances at Dec. 31, 1985	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/86	-	-	-	-	-
Balances at Dec. 31, 1986	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/87	-	-	-	-	-
Balances at Dec. 31, 1987	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/88	-	-	-	-	-
Balances at Dec. 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/89	-	-	-	-	-
Balances at Dec. 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/90	-	-	-	-	-
Balances at Dec. 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/91	-	-	-	-	-
Balances at Dec. 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/92	-	-	-	-	-
Balances at Dec. 31, 1992	458,431	458	150,692	(110,994)	40,156

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Net loss - FYE 12/31/93	$ -	$ -	$ -	$ -	-
Balances at Dec. 31, 1993	458,431	458	150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)			(316)
Net loss - FYE 12/31/94	-	-	-	(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142	150,692	(117,650)	33,184

Common stock issued for cash at $0.001 per share	2,357,895	2,359	-	-	2,359
Net loss - FYE 12/31/95	-	-	-	(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500	150,692	(166,747)	(13,555)

Common stock issued for cash at $0.001 per share	120,000	120	-	-	120
Net loss - FYE 12/31/96	-	-	-	(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620	150,692	(168,428)	(15,116)

Net loss - FYE 12/31/97	-	-	-	(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620	150,692	(171,945)	(18,633)

Net loss - FYE 12/31/98	-	-	-	(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620	150,692	(174,424)	(21,112)

Net loss - FYE 12/31/99	-	-	-	(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620	150,692	(180,731)	(27,419)

Net loss - FYE 12/31/00	-	-	-	(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620	150,692	(189,742)	(36,430)

Net loss - FYE 12/31/01	-	-	-	(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620	150,692	(209,203)	(55,891)

Contributed capital for rent and other compensation	-	-	1,950	-	1,950
Net loss - FYE 12/31/02	-	-	-	(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620	152,642	(223,163)	(67,901)

Contributed capital for rent and officer compensation	-	-	488	-	488
Capital contributed by shareholders through forgiveness
of accounts payable and interest	-	-	77,415	-	77,415

The accompanying notes are an integral part of these consolidated financial statements
4VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES

(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Continued)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for services $0.025 per share	13,389,932	13,390	321,358	-	334,748
Common stock issued for legal services at $0.61 per share	100,000	100	60,900	-	61,000
Common stock issued for consulting services at $0.47 per share	10,000	10	4,690	-	4,700
Net loss - FYE 12/31/03	-	-	-	(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120	617,493	(816,125)	(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-	160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-	306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-	132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-	6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-	67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-	120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-	238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-	123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-	81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-	132,000
Net loss - FYE 12/31/04				(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100	1,977,463	(2,422,182)	(422,619)

Net loss for the six months ended June 30, 2005 (Unaudited)				(349,803)	(349,803)
Balances at June 30, 2005 (Unaudited)	$22,100,258	$22,100	1,977,463	$(2,771,985)	$(772,422)

The accompanying notes are an integral part of these consolidated financial statements

5VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the Six Months Ended		Jan. 7, 1982
	June 30,		Through
	2005	2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (349,804)	$(1,211,518)	$(2,771,986)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	229	60	598
Loss on extinguishment of debt		48,363	48,363
Stock issued for services		1,085,450	1,696,850
Contributed capital for rent and officer compensation			2,438
Decrease in Prepaid Expenses	247
Increase in Deposits	(2,020)		(2,020)
Increase in accounts payable	312,900		312,900
and accounts payable - related party	24,252	53,502	290,803
Increase to accrued liabilities		25,836	254,792
Increase in Note Payable-Related Entity	481		481
Net Cash used by Operating Activities	(13,715)	1,693	(166,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(14,941)	(1,693)	(12,648)
Purchase of Marketable Securities	(88,300)		(88,300)
Net Cash used by Investing Activities	(103,241)	(1,693)	(100,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash			150,773
Loan proceeds	160,000		160,000
Net Cash provided by Financing Activities	160,000	--	310,773

NET INCREASE IN CASH	43,044	--	43,044
CASH AT BEGINNING OF PERIOD	--	--	--

CASH AT END OF PERIOD	$ 43,044	--	$ 43,044

CASH PAID FOR:
Interest	--	--	--
Income Taxes	--	--	--

SCHEDULE OF NON CASH FINANCING ACTIVITIES
Stock issued for services	--	1,085,450	1,696,850
Contributed capital for rent and officer compensation	--	--	2,438
Contributed Capital by shareholders	--	--	77,415

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of June 30, 2005, and for the six months ended June 30, 2005 and 2004 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2005, and the results of its operations for the six and three months and cash flows for the six months ended June 30, 2005 and 2004. These results are not necessarily indicative of the results expected for the year ending December 31, 2005. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

NOTE 6 - LITIGATION

On November 19, 2004 Ring Central, Inc. filed a complaint for breach of contract against the Company asserting they were owed by the Company $10,000 due to under the terms of their contract. On February 15, 2005, the Company reached a settlement with the plaintiff and agreed to pay RingCentral a total of $11,000 in several installments. This amount has been recorded as an accrued liability in the accompanying consolidated financial statements.

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

L & M RESOURCES, INC.
BALANCE SHEET
As at May 27, 2005

ASSETS
Supplies	$ 10,000

Total Assets	10,000

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Total Liabilities	--

Common Stock	10,000
Retained Earnings	--

Total Liabilities and Stockholder' Equity	$ 10,000

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

NOTE 8-RECLASSIFICATION ITEMS

Certain liabilities in the December 31, 2004 audited financial statements were reclassified in order to match current classification in the June 30, 2005 financial statements: Accounts Payable - Related Party, and Accrued Liabilities - Related. These were recorded as current liabilities in the audited financial statements. They currently have no terms of repayment and repayment remains de facto at the option of the related parties who control the company. Thus payment within the current accounting cycle is not anticipated, and the items were reclassified as Other Liabilities.

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

Results of Operations

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

The company had $32,207 revenues in the quarter ended June 30, 2005, as compared to zero in the comparable quarter of the prior year, and $32,207 in the six month period ended June 30, 2005 compared to zero in the prior year. $32,207 was also revenues since inception (January 7, 1982) through June 30 ~~31,~~ 2005. Revenues were generated in a consolidated subsidiary from consulting, which is the first fruits of the company’s acquisition strategy. However, Victory has been, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Victory from reaching commercial viability. Until one of our subsidiaries begins operations, we will have no operating revenues but will continue to incur substantial expenses.

General and administrative expenses were $44,828 in the quarter ended June 30, 2005 compared to $41,517 in the comparable quarter in 2004, and $71,249 in the current six months compared to $53,705 in the comparable period last year.

Consulting expenses were $310,136 in the quarter ended June 30, 2005 and zero in the same quarter of 2004. For the six months ended June 30, 2005 and 2004, consulting expenses were $310,136 and $965,450. The decrease in the six month period is mainly due to not issuing stock to consultants as in the prior period.

Liquidity and Capital Resources

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $43,044 at June 30, 2005.

For the quarter ended June 30, 2005 Victory incurred a loss of $322,757 compared to a loss of $41,517 in the similar quarter of 2004. This was due to consulting expenses in the latest quarter, absent in the same quarter of 2004. In the six months ended June 30, 2005 and 2004, Victory incurred net losses of $349,803 and $1,211,518, respectively. This was due to higher consulting fees in the prior year, paid in stock, a procedure that was not repeated in 2005.

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

Net cash provided by financing activities was $160,000 for the current six months compared to $0 for the comparable period last year from the proceeds of a loan.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission Of Matters To A Vote Of Security Holders - None
Item 5. Other Information - None

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

Date: September 23, 2005

By: /s/ Jon Fullenkamp
Jon Fullenkamp
Chief Executive Officer, President, Chief Financial Officer and Director