Form 10QSB
period 2005-09-30
VICTORY CAPITAL HOLDINGS CORP
filed 2005-11-14
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2005

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: _______ to _______

Commission file number: 2-76219-NY

VICTORY CAPITAL HOLDINGS CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0564472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

27762 Antonio Parkway, Suite L1-497, Ladera Ranch, CA 92694
(Address of principal executive offices)

(866) 279-9265
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2005, there were 36,376,925 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet, September 30, 2005 (unaudited) and December 31, 2004 (restated)	3

Consolidated Statement of Operations, for the three months ended September 30, 2005 and 2004; for the nine months ended September 30, 2005 and 2004, and cumulative from inception to September 30, 2005 (unaudited)	4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 7, 1982 (inception) through September 30, 2005 (unaudited)	5

Consolidated Statements of Cash Flows, for the six months ended September 30, 2005 and 2004 and cumulative from inception (Jan. 7, 1982) to
September 30, 2005 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2005	2004

	(Unaudited)	(Restated)
CURRENT ASSETS
Cash and Cash Equivalents	$12,786	$--
Short-term Investments	88,300
Prepaid Expenses	--	246

Total Current Assets	101,086	246

FIXED ASSETS, net of accumulated depreciation of $599	16,636	1,924

OTHER ASSETS
Deposits	2,020	--

Total Other Assets	2,020	--

TOTAL ASSETS	$119,742	$2,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$330,970	$18,070
Accrued Liabilities	11,000	11,000
Accrued Payroll and payroll taxes	369,792	137,792

Total Current Liabilities	711,762	166,862

LONG TERM LIABILITIES
Notes Payable	157,531	--

OTHER LIABILITIES
Accounts Payable - Related Party	172,179	147,927
Accrued Liabilites - Related	110,000	110,000

Total Other Liabilities	282,179	257,927

Total Liabilities	1,151,472	424,789

SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock authorized 100,000,000 shares at
$0.001 par value; 22,100,258 and 22,100,258 shares
issued and outstanding, respectively	22,100	22,100
Additional paid-in-capital	2,116,164	1,977,463
Deficit accumulated during the development stage	(3,169,994)	(2,422,182)

Total Stockholders' Equity (Deficit)	(1,031,730)	(422,619)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$119,742	$2,170

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPiTAL HOLDINGS CORPORATION AND SUBSUDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	For the		For the		From Inception
	Three Months Ended		Nine Months Ended		January 1982
	September 30,		September 30,		Through
	2005	2004	2005	2004	Sep. 30, 2005

REVENUES	$2,515	1,228	34,722	1,228	34,722

EXPENSES

Consulting expense	133,970	5,000	444,106	970,450	2,116,368
Wages and salaries	180,000		180,000	144,000	660,112
General and administrative expenses	87,180	31,369	158,429	85,074	381,970

Total Expenses	401,150	36,369	782,535	1,199,524	3,158,450

LOSS FROM OPERATIONS	(398,635)	(35,141)	(747,813)	(1,198,296)	(3,123,728)

OTHER INCOME (EXPENSE)

Gain/(Loss) from extinguishment of debt				(48,363)	(48,363)
Interest expense					(625)
Other income					2,096

Total other income (expenses)	0	0	0	(48,363)	(46,892)

NET LOSS	$(398,635)	$(35,141)	$(747,813)	$(1,246,659)	$(3,170,620)

BASIC LOSS PER SHARE
OF COMMON STOCK	(0.02)	(0.00)	(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	22,100,258	21,200,258	22,100,258	19,387,291

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	-	-	-	-	-
Common stock issued for cash at $7.50 per share	6,000	6	45,000	-	45,006
Common stock issued for cash at $0.39 per share	168,503	169	65,819	-	65,988
Net loss from inception on January 7, 1982 through Dec. 31, 1982	-	-	-	(39,597)	(39,597)

Balances at Dec. 31, 1982	174,503	175	110,819	(39,597)	71,397
Net loss for the year ended Dec. 31, 1983	-	-	-	(71,397)	(71,397)

Balances at Dec. 31, 1983	174,503	175	110,819	(110,994)	(0)

Common stock issued for cash at $25.00 per share	57	0	1,425	-	1,425
Common stock issued for cash at $25.00 per share	3	0	75	-	75
Common stock issued for cash at $0.025 per share	1,580,000	1,580	38,373	-	39,953
Net loss - FYE 12/31/84	-	-	-	-	-

Balances at Dec. 31, 1984	1,754,563	1,755	150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)			(1,297)
Net loss - FYE 12/31/85	-	-	-	-	-

Balances at Dec. 31, 1985	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/86	-	-	-	-	-

Balances at Dec. 31, 1986	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/87	-	-	-	-	-

Balances at Dec. 31, 1987	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/88	-	-	-	-	-

Balances at Dec. 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/89	-	-	-	-	-

Balances at Dec. 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/90	-	-	-	-	-

Balances at Dec. 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/91	-	-	-	-	-

Balances at Dec. 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/92	-	-	-	-	-

Balances at Dec. 31, 1992	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/93	-	-	-	-	-

Balances at Dec. 31, 1993	458,431	458	150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)			(316)
Net loss - FYE 12/31/94	-	-	-	(6,656)	(6,656)

Balances at Dec. 31, 1994	142,431	142	150,692	(117,650)	33,184

Common stock issued for cash at $0.001 per share	2,357,895	2,359	-	-	2,359
Net loss - FYE 12/31/95	-	-	-	(49,097)	(49,097)

Balances at Dec. 31, 1995	2,500,326	2,500	150,692	(166,747)	(13,555)

Common stock issued for cash at $0.001 per share	120,000	120	-	-	120
Net loss - FYE 12/31/96	-	-	-	(1,681)	(1,681)

Balances at Dec. 31, 1996	2,620,326	2,620	150,692	(168,428)	(15,116)

Net loss - FYE 12/31/97	-	-	-	(3,517)	(3,517)

Balances at Dec. 31, 1997	2,620,326	2,620	150,692	(171,945)	(18,633)

Net loss - FYE 12/31/98	-	-	-	(2,479)	(2,479)

Balances at Dec. 31, 1998	2,620,326	2,620	150,692	(174,424)	(21,112)

Net loss - FYE 12/31/99	-	-	-	(6,307)	(6,307)

Balances at Dec. 31, 1999	2,620,326	2,620	150,692	(180,731)	(27,419)

Net loss - FYE 12/31/00	-	-	-	(9,011)	(9,011)

Balances at Dec. 31, 2000	2,620,326	2,620	150,692	(189,742)	(36,430)

Net loss - FYE 12/31/01	-	-	-	(19,461)	(19,461)

Balances at Dec. 31, 2001	2,620,326	2,620	150,692	(209,203)	(55,891)

Contributed capital for rent and other compensation	-	-	1,950	-	1,950
Net loss - FYE 12/31/02	-	-	-	(13,960)	(13,960)

Balances at Dec. 31, 2002	2,620,326	2,620	152,642	(223,163)	(67,901)

Contributed capital for rent and officer compensation	-	-	488	-	488
Capital contributed by shareholders through forgiveness
of accounts payable and interest		-	77,415	-	77,415

Common stock issued for services $0.025 per share	13,389,932	13,390	321,358	-	334,748
Common stock issued for legal services at $0.61 per share	100,000	100	60,900	-	61,000
Common stock issued for consulting services at $0.47 per share	10,000	10	4,690	-	4,700
Net loss - FYE 12/31/03	-	-	-	(592,962)	(592,962)

Balances at Dec. 31, 2003	16,120,258	16,120	617,493	(816,125)	(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-	160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-	306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-	132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-	6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-	67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-	120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-	238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-	123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-	81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-	132,000
Net loss - FYE 12/31/04				(1,606,057)	(1,606,057)

Balances at Dec. 31, 2004	22,100,258	22,100	1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses			138,701		138,701
Net loss for the nine months ended September 30, 2005				(747,812)	(747,812)

Balances at June 30, 2005	22,100,258	22,100	2,116,164	(3,169,994)	(1,031,730)

(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception on
	For the Six Months Ended		Jan. 7, 1982
	September 30,		Through
	2005	2004	Sep. 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(747,812)	(1,246,659)	(3,218,356)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	229	90	598
Loss on extinguishment of debt		48,363	48,363
Decrease in Prepaid Expenses	246
Increase in Deposits	(2,020)		(2,020)
Increase in accounts payable	312,900		330,970
and accounts payable - related party	24,253	88,613	172,179
Increase in Note Payable
Increase to accrued liabilities	232,000	25,836	380,792
Increase in Note Payable-Related Entity	0		110,000
Incrrese in Note Payable

Net Cash used by Operating Activities	(180,204)	(1,083,757)	(2,177,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(14,941)	(1,693)	(17,234)
Purchase of Marketable Securities	(88,300)		(88,300)

Net Cash used by Investing Activities	(103,241)	(1,693)	(105,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing: Note Payable	157,531		157,531
Issuance of common stock for cash			150,773
Stock issued for srevices		1,085,450	1,085,450
Contributed capital from Stockholders	138,700		902,040
Loan proceeds

Net Cash provided by Financing Activities	296,231	1,085,450	2,295,794

NET INCREASE IN CASH	12,786	0	12,786
CASH AT BEGINNING OF PERIOD	--	--	--

CASH AT END OF PERIOD	12,786	--	12,786

CASH PAID FOR:
Interest	--	--	--
Income Taxes	--	--	--

SCHEDULE OF NON CASH FINANCING ACTIVITIES
Stock issued for services	--	1,085,450	1,085,450
Contributed capital for rent and officer compenmsation'			150,773
Contributed Capital by shareholders	138,700	--	903,040

The accompanying notes are an integral part of these consolidated financial statements

ITEM 1: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On May 27, 2005 the Company purchased 100% of the outstanding stock of L & M Resources, Inc., a Nevada corporation. L & M Resources, Inc. is consolidated into these financial statements at June 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of September 30, 2005, and for the nine and three months ended September 30, 2005 and 2004 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2005, and the results of its operations for the nine months and cash flows for the nine months ended September 30, 2005 and 2004. These results are not necessarily indicative of the results expected for the year ending December 31, 2005. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $610,676 and a stockholders’ deficit of $1,031,730 at September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 7, 1982. Since inception, the Company has incurred operating losses totaling $3.2 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a third party loan. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2005 and 2004:

	2005	2004

Numerator:

Basic and diluted net loss per share:
Net Loss	$ (747,813)	$ (1,246,659)

Denominator

Basic and diluted weighted average
number of shares outstanding	22,100,258	19,996,024

Basic and Diluted Net Loss Per Share	$ (0.02)	$ (0.06)

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

There were no options granted during the nine months ended September 30, 2005 and 2004.

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

During the nine months ended September 30, 2005, the current president and CEO of the Company incurred $17,633 in reimbursable expenses on behalf of the Company. This amount is included in accounts payable - related party. The balance owed to this officer was $30,633 as of September 30, 2005. In addition, $110,000 in accrued liabilities for services rendered to the Company was recorded for this officer during the quarter ended December 31, 2004. This amount is due on demand and does not accrue any interest.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

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

Share Exchange Agreement

On March 8, 2005, the Company entered into a Share Exchange Agreement with Union Media News (“Union”), a Nevada corporation whereby the Company exchanged 20% of the outstanding shares of its wholly-owned subsidiary Victory Communication Services, Inc. for 100% of the outstanding shares of Union. After the close of the agreement, Union would become a wholly-owned subsidiary of the Company. The agreement calls for Union and the Company to cooperate in various joint ventures. If any joint ventures are launched, the agreement requires Union to pay the Company the greater of (i) fifteen-percent (15%) of Union’s net revenues or (ii) ten thousand dollars ($10,000) per month beginning the third month after the formation of any joint ventures. The agreement also requires the Company to assist in obtaining $300,000 in financing for Union within sixty days of the closing. In the event that the Company is unable to obtain the necessary financing the agreement is cancelled. At the date of this report, the agreement had not been closed nor any financing obtained for Union.

Note Payable

The company borrowed $160,000 from Treetop Industries Inc. in July, 2005.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock Transactions During the Nine Months Ended September 30, 2004

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

Common Stock Transactions During the Nine Months Ended September 30, 2005

On January 5, 2005, the Company authorized the issuance of shares of the Company’s common stock owed under an employment agreement to the current president and CEO. As of the date of this report, the shares have not been issued.

Additional Common Stock

As of September 30, 2005, there were 10,000,000 shares of common stock that had been issued in a prior period in anticipation of a proposed transaction which was never consummated. The shares are being held in the Company’s name. Since the shares were issued without consideration nor as a result of an economic transaction, they have no basis in value and are not being shown as issued and outstanding or treasury shares in the accompanying financial statements.

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

NOTE 7-BUSINESS COMBINATION

The Company acquired all of the outstanding common stock of L & M Resources, Inc., a Nevada corporation, on May 27, 2005. L & M resources was consolidated in these financial statements as of September 30, 2005. The following is the information required by Financial Accounting Standards Board FAS 141: Business Combinations.

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

L & M RESOURCES, INC.
BALANCE SHEET
As at May 27, 2005

ASSETS
CURRENT ASSETS
Supplies	$10,000

Total Assets	$10,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Total Liabilities	$--
STOCKHOLDERS’ EQUITY

Common Stock	$10,000
Retained Earnings	--

Total Liabilities and Stockholders’ Equity	$10,000

f. Contingent payments, options, or commitments in the acquisitions agreement:
The Company is to use its best efforts to provide $50,000 on or before June 30, 2005. The Company provided $33,900 of this amount by June 30, 2005. The balance is held in short term investments, pending execution of the agreement. The Company will use its best efforts to provide monthly operating expenses of up to $25,000 per month for a period not to exceed twelve months, or until revenues cover these operating expenses.

g. There were no purchased research and development assets purchased.

h. All purchase price allocations have been finalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for three months ended June 30, 2005.

Forward-Looking Information

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

Plan of Operation

As we close this quarter for Victory Capital Holdings Corporation we are at the launch point of a new horizon for the Company. In the past there have been a variety of industries under evaluation by the Company. All of these opportunities possess great potential, given the correct amount of large capital investment and, dependending on industry specific management to bring in sales and revenues.

Victory Capital Holdings Corporation, under management direction, will move itself into the Petroleum Industry. Management possesses a great deal of experience in the Oil & Gas production and Field Development sectors. Management experience in the Petroleum Industry includes, and is not limited to drilling, completion, production, and sales of light ends throughout the chain of this industry.

With the acquisition of producing oil wells, the Company will establish itself as a valued partner and business entity within the oil & gas industry. We are seeking to identify initial production purchases that lead the Company into additional valuable fields of production. After a solid base of production gives the Company a steady stream of revenue and cash flow, we will look at opportunities that are more aggressive in nature. Given today’s economic outlook for 2006, energy related companies are positioned to do extremely well.

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

Results of Operations

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Victory has had $ 34,722 revenues since inception (January 7, 1982) through September 30, 2005. Accordingly, Victory has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Victory from reaching commercial viability. Until one of our subsidiaries begins operations, we will have no operating revenues but will continue to incur substantial expenses.

Consulting expenses for the nine months ended September 30, 2005 and 2004, were $ 444,106 and $970,450 respectively. The increase is mainly due to stock issued to consultants in the prior period. There were no consulting contracts outstanding during the current period. Salaries were $180,000 in the current nine months as compared to $144,000 in the corresponding prior period. Salaries were for the CEO, and were accrued. General and administrative expenses were $85,074 in the current nine months compared to $381,970 in the comparable period last year.

Liquidity and Capital Resources

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of $ 12,786 and $ 88,300 in short term investments at September 30, 2005.

For the nine months ended September 30, 2005 and 2004, Victory incurred net losses of $349,803 and $1,211,518, respectively. As of September 30, 2005, the Company had a stockholders’ deficiency and a working capital deficiency of approximately $772,422 and $348,418, respectively. The report of Victory’s independent certified public accountants on the Company’s December 31, 2004 financial statements notes that Victory is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders’ deficiency at December 31, 2004, and these conditions raise substantial doubt about Victory’s ability to continue as a going concern.

Net cash used by operating activities was $ 103,241 compared to $ 1,693 for the nine months ended September 30, 2005 and 2004, respectively.

Net cash provided by investing activities was $ 296,231, compared to $ 1,085,450 for the nine months ended September 30, 2005 and 2004, respectively.

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

Stock Option Program

On July 18, 2005, the Company adopted a stock option plan for employees of the company and subsidiaries of the Company. “Incentive stock options” intended to qualify under Code Section 422, “incentive stock options”, will be specified in the option agreement. All other options granted under the plan will be nonqualified options. The aggregate number of shares of common stock covered under the plan is 7,000,000 common shares. The Plan Administrator will determine qualified persons, terms and conditions, number of shares to be optioned and the exercise price to be paid for each share of stock. The exercise price shall be not less than 110% of the fair market value per share of stock on the date that the option is granted. The plan will operate for ten years. No options have been granted as of September 30, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, there were no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

During the three months ended September 30, 2005, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2005, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.     Description of Exhibit

                31  Certification of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32  Certification of Chief Executive/Financial Officer pursuant to Section 906

(b) Report on Form 8-K was filed on September 9, 2005

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Victory Capital Holdings Corporation

Date: November 14, 2005      /s/ Jon Fullenkamp
Jon Fullenkamp
Chief Executive Officer, Principal Financial
and Accounting Officer and Director