Form 10QSB/A
period 2005-09-30
VICTORY CAPITAL HOLDINGS CORP
filed 2006-02-03
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet, September 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statement of Operations, for the three months ended September 30, 2005 and 2004; for the nine months ended September 30, 2005 and 2004, and cumulative from inception to September 30, 2005 (unaudited)	4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 7, 1982 (inception) through September 30, 2005 (unaudited)	5

Consolidated Statements of Cash Flows, for the nine months ended September 30, 2005 and 2004 and cumulative from inception (Jan. 7, 1982) to
September 30, 2005 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$12,786	$--
Short-term Investments	88,300
Prepaid Expenses	--	246
Total Current Assets	101,086	246

FIXED ASSETS, net of accumulated depreciation of $599	16,636	1,924

OTHER ASSETS
Deposits	2,020	--
Total Other Assets	2,020	--

TOTAL ASSETS	$119,742	$2,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$330,970	$18,070
Accrued Liabilities	11,000	11,000
Accrued Payroll and payroll taxes	369,792	137,792
Total Current Liabilities	711,762	166,862

LONG TERM LIABILITIES
Notes Payable	157,531	--

OTHER LIABILITIES
Accounts Payable - Related Party	172,179	147,927
Accrued Liabilites - Related	110,000	110,000
Total Other Liabilities	282,179	257,927

Total Liabilities	1,151,472	424,789

SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock authorized 100,000,000 shares at
$0.001 par value; 22,100,258 and 22,100,258 shares
issued and outstanding, respectively	22,100	22,100
Additional paid-in-capital	2,116,164	1,977,463
Deficit accumulated during the development stage	(3,169,994)	(2,422,182)
Total Stockholders' Equity (Deficit)	(1,031,730)	(422,619)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$119,742	$2,170

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSUDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	For the		For the		From Inception
	Three Months Ended		Nine Months Ended		January 1982
	September 30,		September 30,		Through
	2005	2004	2005	2004	Sep. 30, 2005

REVENUES	$2,515	$1,228	$34,722	$1,228	$34,722

EXPENSES

Consulting expense	133,970	5,000	444,106	970,450	2,116,368
Wages and salaries	180,000		180,000	144,000	660,112
General and administrative expenses	87,180	31,369	158,429	85,074	381,970

Total Expenses	401,150	36,369	782,535	1,199,524	3,158,450

LOSS FROM OPERATIONS	(398,635)	(35,141)	(747,813)	(1,198,296)	(3,123,728)

OTHER INCOME (EXPENSE)

Gain/(Loss) from extinguishment of debt	-	-	-	(48,363)	(48,363)
Interest expense	-	-	-	-	(625)
Other income	-	-	-	-	2,096

Total other income (expenses)	-	-	-	(48,363)	(46,892)

NET LOSS	$(398,635)	$(35,141)	$(747,813)	$(1,246,659)	$(3,170,620)

BASIC LOSS PER SHARE
OF COMMON STOCK	$(0.02)	$(0.00)	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	22,100,258	21,200,258	22,100,258	19,387,291

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	$-	$-	$-	$-	$-
Common stock issued for cash at $7.50 per share	6,000	6	45,000	-	45,006
Common stock issued for cash at $0.39 per share	168,503	169	65,819	-	65,988
Net loss from inception on January 7, 1982 through Dec. 31, 1982	-	-	-	(39,597)	(39,597)

Balances at Dec. 31, 1982	174,503	175	110,819	(39,597)	71,397
Net loss for the year ended Dec. 31, 1983	-	-	-	(71,397)	(71,397)

Balances at Dec. 31, 1983	174,503	175	110,819	(110,994)	(0)

Common stock issued for cash at $25.00 per share	57	0	1,425	-	1,425
Common stock issued for cash at $25.00 per share	3	0	75	-	75
Common stock issued for cash at $0.025 per share	1,580,000	1,580	38,373	-	39,953
Net loss - FYE 12/31/84	-	-	-	-	-

Balances at Dec. 31, 1984	1,754,563	1,755	150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)			(1,297)
Net loss - FYE 12/31/85	-	-	-	-	-

Balances at Dec. 31, 1985	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/86	-	-	-	-	-

Balances at Dec. 31, 1986	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/87	-	-	-	-	-

Balances at Dec. 31, 1987	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/88	-	-	-	-	-

Balances at Dec. 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/89	-	-	-	-	-

Balances at Dec. 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/90	-	-	-	-	-

Balances at Dec. 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/91	-	-	-	-	-

Balances at Dec. 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/92	-	-	-	-	-

Balances at Dec. 31, 1992	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/93	-	-	-	-	-

Balances at Dec. 31, 1993	458,431	458	150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)			(316)
Net loss - FYE 12/31/94	-	-	-	(6,656)	(6,656)

Balances at Dec. 31, 1994	142,431	142	150,692	(117,650)	33,184

Common stock issued for cash at $0.001 per share	2,357,895	2,359	-	-	2,359
Net loss - FYE 12/31/95	-	-	-	(49,097)	(49,097)

Balances at Dec. 31, 1995	2,500,326	2,500	150,692	(166,747)	(13,555)

Common stock issued for cash at $0.001 per share	120,000	120	-	-	120
Net loss - FYE 12/31/96	-	-	-	(1,681)	(1,681)

Balances at Dec. 31, 1996	2,620,326	2,620	150,692	(168,428)	(15,116)

Net loss - FYE 12/31/97	-	-	-	(3,517)	(3,517)

Balances at Dec. 31, 1997	2,620,326	2,620	150,692	(171,945)	(18,633)

Net loss - FYE 12/31/98	-	-	-	(2,479)	(2,479)

Balances at Dec. 31, 1998	2,620,326	2,620	150,692	(174,424)	(21,112)

Net loss - FYE 12/31/99	-	-	-	(6,307)	(6,307)

Balances at Dec. 31, 1999	2,620,326	2,620	150,692	(180,731)	(27,419)

Net loss - FYE 12/31/00	-	-	-	(9,011)	(9,011)

Balances at Dec. 31, 2000	2,620,326	2,620	150,692	(189,742)	(36,430)

Net loss - FYE 12/31/01	-	-	-	(19,461)	(19,461)

Balances at Dec. 31, 2001	2,620,326	2,620	150,692	(209,203)	(55,891)

Contributed capital for rent and other compensation	-	-	1,950	-	1,950
Net loss - FYE 12/31/02	-	-	-	(13,960)	(13,960)

Balances at Dec. 31, 2002	2,620,326	2,620	152,642	(223,163)	(67,901)

Contributed capital for rent and officer compensation	-	-	488	-	488
Capital contributed by shareholders through forgiveness
of accounts payable and interest		-	77,415	-	77,415

Common stock issued for services $0.025 per share	13,389,932	13,390	321,358	-	334,748
Common stock issued for legal services at $0.61 per share	100,000	100	60,900	-	61,000
Common stock issued for consulting services at $0.47 per share	10,000	10	4,690	-	4,700
Net loss - FYE 12/31/03	-	-	-	(592,962)	(592,962)

Balances at Dec. 31, 2003	16,120,258	16,120	617,493	(816,125)	(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-	160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-	306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-	132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-	6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-	67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-	120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-	238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-	123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-	81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-	132,000
Net loss - FYE 12/31/04				(1,606,057)	(1,606,057)

Balances at Dec. 31, 2004	22,100,258	22,100	1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses (unaudited)			138,701		138,701
Net loss for the nine months ended September 30, 2005 (unaudited)				(747,812)	(747,812)

Balances at September 30, 2005 (unaudited)	22,100,258	22,100	2,116,164	(3,169,994)	(1,031,730)

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception on
	For the Six Months Ended		Jan. 7, 1982
	September 30,		Through
	2005	2004	Sep. 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(747,812)	$(1,246,659)	$(3,218,356)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	229	90	598
Loss on extinguishment of debt		48,363	48,363
Decrease in Prepaid Expenses	246
Increase in Deposits	(2,020)		(2,020)
Increase in accounts payable	312,900		330,970
and accounts payable - related party	24,253	88,613	172,179
Increase in Note Payable
Increase to accrued liabilities	232,000	25,836	380,792
Increase in Note Payable-Related Entity	0		110,000
Incrrese in Note Payable

Net Cash used by Operating Activities	(180,204)	(1,083,757)	(2,177,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(14,941)	(1,693)	(17,234)
Purchase of Marketable Securities	(88,300)		(88,300)

Net Cash used by Investing Activities	(103,241)	(1,693)	(105,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing: Note Payable	157,531		157,531
Issuance of common stock for cash			150,773
Stock issued for srevices		1,085,450	1,085,450
Contributed capital from Stockholders	138,700		902,040
Loan proceeds

Net Cash provided by Financing Activities	296,231	1,085,450	2,295,794

NET INCREASE IN CASH	12,786	0	12,786
CASH AT BEGINNING OF PERIOD	--	--	--

CASH AT END OF PERIOD	$12,786	$--	$12,786

CASH PAID FOR:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--

SCHEDULE OF NON CASH FINANCING ACTIVITIES
Stock issued for services	$--	$1,085,450	$1,085,450
Contributed capital for rent and officer compenmsation'	$--	$--	$150,773
Contributed Capital by shareholders	$138,700	$--	$903,040

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30,2005

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

On May 27, 2005 the Company purchased 100% of the outstanding stock of L & M Resources, Inc., a Nevada corporation. L & M Resources, Inc. is consolidated into these financial statements at September 30, 2005.

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

L & M RESOURCES, INC.
BALANCE SHEET
As at May 27, 2005

ASSETS
CURRENT ASSETS
Supplies	$10,000

Total Assets	$10,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Total Liabilities	$--
STOCKHOLDERS’ EQUITY

Common Stock	10,000
Retained Earnings	--

Total Liabilities and Stockholders’ Equity	$10,000

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

Victory Capital Holdings Corporation

Date: February 2, 2006      /s/ Jon Fullenkamp
Jon Fullenkamp
Chief Executive Officer, Principal Financial
and Accounting Officer and Director