Form 10KSB
period 2005-12-31
VICTORY CAPITAL HOLDINGS CORP
filed 2006-04-17
CIK 700764

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 002-76219NY

VICTORY CAPITAL HOLDINGS CORPORATION
(Name of Small Business Issuer in its Charter)

NEVADA	87-0564472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27762 Antonio Parkway, Suite L1-497
Ladera Ranch, CA 92694
(Address of Principal Executive Offices)

Issuer's Telephone Number:(866) 279-9257

Securities Registered under Section 12(b) of the Exchange Act: None.
Securities Registered under Section 12(g) of the Exchange Act: None.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

State Issuer's revenues for its most recent fiscal year: $20,207

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: On April 11, 2006 $5,925,633. There are 69,960,259 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there has been a limited "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of the closing bid price on this date.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: On April 11, 2006 there were 69, 960,259 shares of common stock issued and outstanding

A description of “Documents Incorporated by Reference” is contained in Part III, Item 14.

Transitional Small Business Issuer Format Yes [ ] No [X ]

PART I
ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report on Form 10-KSB and other statements issued or made from time to time by Victory Capital Holdings Corporation, a Nevada corporation, contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Victory Capital Holdings Corporation and its officers/directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Victory Capital Holdings Corporation is sometimes referred to herein as “we”, “us”, “our” and the “Company.”

General Background

Victory Capital Holdings Corporation formerly known as New Environmental Technologies Corporation (our “Company”) was organized under the laws of the State of Nevada on January 7, 1982, under the name “All Things, Inc.” Our Company was formed for the purpose of engaging in all lawful businesses. Our Company’s initial authorized capital consisted of 100,000,000 shares of $0.001 par value common voting stock.

On March 21, 1985, our Company’s name was changed to “New Environmental Technologies Corporation” and on April 28, 2003, our Company’s name was changed again to Victory Capital Holdings Corporation.

Historical Information about our Business

Our Company has had no material business operations since 1989. In 2004, our Company began the search for the acquisition of assets, property or businesses that may benefit our Company and its shareholders. Our goal has been to bring value to the Company and to its shareholders through such acquisitions. Each merger and acquisition we approach is done with the intention to position the Company into markets and sectors where excellent growth is anticipated. The Company plans to retain a percentage of stock ownership in each subsidiary while spinning them out as their own new public company. The balance of the stock will be distributed to the Company’s shareholders at the time of spin out of the new public company. This is a non-dilutive method to increase shareholder value as we grow and maintain a position in the market segments selected.

Current Business of the Company

Management has determined that the Company should focus on projects in the oil and gas industry. This is based upon a belief that this industry is becoming an economically viable sector in which to conduct business operations. The Company has targeted specific prospects and intends to engage in the drilling for oil and gas. Jon Fullenkamp, the Company’s President, has a great deal of experience in the oil and gas industry and has already recruited additional experience with the addition of a new director and advisory board member.

The Company has no other employees at this time and it will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business. With the intended acquisition of oil and natural gas, the Company intends to establish itself as an industry partner within the industry. Once the Company can establish a revenue base with cash flow, it will seek opportunities more aggressive in nature.

During the fourth quarter of 2005, the Company evaluated two opportunities in Scott Oil & Gas and Thunder Oil & Gas. As the Company progressed into the due diligence of these prospects and the potential production, management determined that the development of the prospect was not worth the required investment capital. Even with the potential reduction in investment dollars, the prospects had an unacceptable pay back time for the initial investment. At that point, management felt the shareholders would be better served by seeking other prospects.

In 2006, the Company has taken on two prospects and identified a potential third prospect which has not closed as of the date of this report. In the event any of these prospects do not go forward for any reason, a replacement prospect will immediately be sought.

The first prospect is a prospective oil field known as N.E. Glasgow Prospect located in Montana. The Company has entered into a Farmout Agreement with Laser Exploration, Inc. (“Laser”) whereby Laser has farmed out certain leases through Rocky Mountain Exploration for drilling an exploratory well to a depth of an estimated 6,500 feet to test the various formations for potential commercial development. Rocky Mountain Exploration has assigned approximately 1,960 acres to the Company for 100% working interest reserving on to Rocky Mountain Exploration a 5% overriding royalty and a 12% total overriding royalty depending on specific retained landowner royalties. The second known prospect is the Skedee Prospect located in Oklahoma. The Company intends to develop these prospects in one of the two following ways:

1.	A percentage of the Company’s ownership interest may be sold off until the Company owns a percentage of the prospect with no out-of-pocket expenses required from the Company; or

2.	The Company may seek to raise between $1 million and $4 million to finance each respected prospect in its entirety.

Marketing Considerations of our Product

The marketing of our prospects’ oil and gas production, if any, are affected by numerous factors beyond our control such as the availability and proximity of adequate pipelines or other transportation facilities, local, state and federal regulations affecting production, and fluctuations of supply and demand. The Company’s production may be competing with crude oil imports and other energy sources such as coal and nuclear energy. Crude oil and natural gas must compete on a free market basis. Potential proposed legislation could decrease the demand for oil and gas in the future, however, management believes the Company is well poised to compete effectively in today’s market.

Competition

The oil and gas industry is highly competitive. The Company will be competing with other oil and gas companies with financial resources and staffs greater than those available to the Company, not only in the acquisition of oil and gas leases having potential for development, but also in the securing of funds to finance such operations. The production and sale of oil and gas are subject to the availability of a ready market, proximity to pipelines, and to the regulation of production, transportation and marketing by governmental authorities. There can also be competition among operators for drilling equipment, tubular goods, and drilling crews. Such competition may affect the ability of the Company to expeditiously develop its prospects.

Effect of Existing Governmental Regulations

The Company’s prospects are located on federal lands in various states. The U.S. Government and various states have statutory provisions regulating the exploration, production and sale of oil and/or gas. Such statutes and the regulations promulgated in connection thereto, protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. The U.S. Government and various states may or may not regulate the amount of oil and gas produced by limiting the rate of allowable production from oil and/or gas wells or the spacing of wells. Local, State and Federal environmental controls can affect the Operator and its operations through regulations enacted to protect against waste. Conserve natural resources, and prevent pollution. This could necessitate the Company spending money on environmental protection measures, in addition to drilling operations. Penalties or prohibitions imposed on operators for violating such regulations could seriously inhibit operations. Limits on production allowable by the state law could materially affect the income of the Company; no projections on allowables will be made until the wells are tested. State agencies often set allowables in order to maximize oil and gas recovery over time. The Company is not aware of any production limits in the various states at this time.

Additionally, the United States Bureau of Land Management and the various states impose certain restrictions such as terrain and archaeological restraints, habitat mating, non-drilling periods and other restrictions which could prohibit or hamper the Operator’s right to drill. Normally these restrictions can be satisfied and the proposed wells can be drilled; nevertheless, the granting of a drilling permit is at the sole discretion of the governmental authority.

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

•	Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Penny Stock

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

•	with a price of less than five dollars per share;

•	that are not traded on a ”recognized” national exchange;

•	whose prices are not quoted on the NASDAQ automated quotation system; or

•
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

This procedure requires the broker/dealer to:

•	get information about the investor's financial situation, investment experience and investment goals;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

Compliance with these requirements may make it harder for our stockholders to resell their shares.

Reporting Obligations

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

Employees

The Company presently has one employee who is an officer and director of the Company. Additional staffing levels will be determined based on the Company’s growth. The board of directors will determine the compensation of all new employees based upon job description.

ITEM 2. DESCRIPTION OF PROPERTY

Our Company has no property and limited assets; its principal executive office address and telephone number are provided to us by Jon Fullenkamp, our Company's CEO.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not involved in any material pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

The Company’s common stock is traded on the OTCBB under the symbol “VTYC.” The Company’s common stock consists of 100,000,000 shares authorized of which, as of April 11, 2006, there are 69,960,259 shares issued and outstanding. The following is the high and low prices of our stock for the periods listed.

Quarterly Common Stock Price Ranges

2005	High	Low
First Quarter	$0.27	$0.05
Second Quarter	0.15	0.03
Third Quarter	0.15	0.03
Fourth Quarter	0.12	0.04

2006	High	Low
First Quarter	$0.15	$0.03

B. Holders of Common Stock

As of April 11, 2006 there were approximately 950 holders of the Company’s common stock.

C. Dividends

We currently intend to retain any future earnings for use in the expansion of the business, and therefore do not intend to pay shareholder dividends in the near future. The declaration and payment of cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon our earnings, capital requirements and financial condition.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Plan of Operation

Our plan of operation for the next 12 months will be the continued acquisition of economically viable oil and gas prospects. Once acquired, we intend to develop and produce the prospects assuming they are commercially economical to produce. In that case, we can expect to derive revenues from operations. We intend to diversify our holdings in both oil and gas producing wells to take advantage of what we believe is a potentially strong window of opportunity that currently exists in the oil and gas industry.

Our first project is an oil field known as the N.E. Glasgow Prospect in Montana. We have the opportunity to develop Federal and State leases consisting of 1,960 acres where we initially intend to drill an exploratory well to an estimated depth of 6,500 feet for the purpose of testing various formations for production. We intend to complete similar exploratory drilling on the Skedee prospect in Oklahoma. A third potential prospect has been identified but has not closed as of the date of this filing.

We completed due diligence on other projects which ultimately provided to be too expensive to pursue.

Results of Operations for Period Ended December 31, 2005

As of December 31, 2005, the Company has not earned any revenues and has incurred a net loss to date of $(1,323,775). Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the year ended December 31, 2005, we incurred operating expenses in the amount of $1,293,082.

These operating expenses included due diligence expenses, consulting fees, professional fees and office and general expenses.

Results of Operation Subsequent to December 31, 2005

Based upon our efforts in seeking business opportunities in the oil and gas industry, we have agreed to move forward on two prospects and are completing the due diligence on a third. We expect to pursue the development of three prospects through the current fiscal year. (See Item 1.)

Liquidity and Capital Resources

To date, we have financed our operations from funds put into the Company by our CEO. We intend to raise future capital from the sale of a percentage of our prospects to fund development and production or through the sale of our common stock to raise from $1 million to $4 million to finance the prospects in their entirety.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the year ended December 31, 2005.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the year ended December 31, 2005 with notes are filed herewith following the signature page to this report beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosure.

Item 8A. CONTROLS AND PROCEDURES

The Company has set up disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time period. At the end of the period covered by this report, the Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s CEO and CFO concluded that the Company’s controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company’s internal controls and financial reporting that occurred in the Company’s most recent fiscal quarter, that had materially affected or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

Name	Age	Title
Jon Fullenkamp	51	President, CEO and Chairman of the Board of Directors
Carl Buchanan	60	Director

Biography of Officers and Directors

Jon Fullenkamp - CEO, President and Chairman of the Board

Mr. Fullenkamp is a petroleum industry executive with over 25 years of experience. From 1990 to present, he has established a consistent track record of promotion and leadership with a proven ability to assimilate new technology across industry segments, and has creatively developed new markets and new revenue streams. While personally driving and closing revenue deals as large as $500M, and forming multiple national and global distribution networks, Mr. Fullenkamp has driven revenue generation at pre-IPO start-ups from -zero- to over $3.5 billion per year. Further, Mr. Fullenkamp possesses an exemplary track record of effectively and consistently reducing costs of doing business, reducing employee turnover, producing superior profit margins, and personally re/negotiated numerous supplier agreements as large as $500M thus adding millions of dollars to the bottom line. Mr. Fullenkamp joined Victory Capital Holdings Corporation in 2004 and became the Chairman and CEO in January 2005. He brings with him the vision to expand the Company into the energy market segments due to his background, focused on the petroleum industry. He has a broad knowledge of the oil and gas industry, having completed wells in the shallow reserves in the Appalachian Mountains to the deepest wells in the world located in the Anadarko basin.

Mr. Fullenkamp managed and led CFN, a business based around the deployment of unattended commercial fueling cardlocks offering fuel to commercial fleets across North America. As a start-up company, he quickly grew this opportunity to over 500 dealer representatives operating 3000 cardlocks in the US and Canada. At the end of the seventh year of operation the company generated over 3.5 billion dollars of annual revenues. He developed relationships with each of the major oil companies, and organized key suppliers to generate the next generation of technology for the company giving CFN an advantage of time to market ahead of its competitors.
Chevron USA approached Mr. Fullenkamp to develop a similar network of Chevron Branded Marketers operating unattended commercial cardlocks which he accomplished utilizing his existing team. Chevron Commercial Network, CCN, was successfully launched in the allotted time and budget for Chevron USA.

The State of California tapped Mr. Fullenkamp’s expertise to network all existing and expansion fueling locations for alternate fuels throughout the State of California for all vehicles requiring an alternative fueling location.
In addition Mr. Fullenkamp has guided other companies through the public market serving in an executive management position. With both start-up and turnaround experience in the business world of the petroleum industry. His relationships prove key to continued growth and development for a sound business surrounding himself with quality members for each team assembled.

Carl Burhanan - Board Member

Mr. Burhanan is the President of Oasis Aviation, Inc. and has held executive positions in the petroleum industry and has successfully executed operations, techniques, procedures, training, budgets, contracts and advertising expenditures. The wealth of his experience garnered him an appointment on the National Petroleum Council. Mr. Burhanan joined Oasis in 1978 and was promoted to President in 1987. It is clear there is a corporate and executive confidence, supported by his career in both the military and non-military fields. In the world of aviation, he has played many roles. Mr. Burhanan’s experience within the helicopter industry is well versed. In this field, Mr. Burhanan previously held position of Detachment Commander, providing higher echelon maintenance to “Helicopter Company”, responsible for ascertaining airworthiness of all aircraft, and operations of the entire unit. At the Alternate Command Center for the Armed Forces Mr. Burhanan held the position of Aviation Officer where is responsibilities included operations, administration and training.

Mr. Burhanan also originated a flight-training program to prepare heavy Helicopter pilots for the unique flying conditions in Vietnam. He served as Consultant to Heavy Lift Helicopter Branch Department of the Army. This led to providing all logistical support for the Presidential Helicopter Detachment on a worldwide basis. Mr. Burhanan’s experience would lead to creating standardization of flight techniques, procedures, and training of all crew members. He was the sole source of input for this Army handbook. Mr. Burhanan’s eventually became Presidential Aircraft Commander where he was responsible for the safe and timely movement of the President by Helicopter throughout the world.

Mr. Burhanan’s expertise in the industry began with obtaining a Bachelor of Science in Aviation Administration.

Advisory Board

Charles Laser - Advisory Board Member

Charles Laser is an oil and gas “wildcatter” with ownership of wells in Michigan and principal operations and discoveries in Wyoming. Mr. Laser has had operations in Texas, Indiana, Illinois, Colorado, Montana, Wyoming, and Nevada and he has acquired over 400,000 acres of oil and gas leases in various states. Mr. Laser was an Executive Vice President at GeoSpectra Corporation from 1976-1984. Geo-Spectra Corporation has been one of the leading firms in geological remote sensing serving the major oil and mining firms worldwide. Clients included such firms Exxon, Chevron, AMOCO, ARCO, DeBeers, Texaco, Mobil, and others. While with GeoSpectra, although under his own company, Mr. Laser directed ten financially successful oil and gas lease projects that were co-ventured with industry partners. Investors typically received all of their invested funds back within eight or so months and made anywhere from 50 to 150 percent return on their investment. Additionally, Mr. Laser has been involved in four discoveries plus numerous consulting positions for other companies. He negotiated a seven million dollar oil project with a Canadian company involving fifteen oil wells, which still provides income after twenty-five years to Laser.

The directors hold office until the next annual meeting of the shareholders and until their successor(s) have been duly elected or qualified.

None of the officers or directors have been subject to bankruptcy, receivership or convicted in any criminal proceedings subject to any criminal proceedings, have been subject to an order, judgment or decree that would otherwise limit their involvement in any type of business, securities or banking activities, and has never been found by a court of competent jurisdiction, or any regulatory agency, to have violated any securities or commodity laws.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, or file with the Securities and Exchange Commission (“SEC”), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. During the fiscal year ending December 31, 2005, Forms 4 and 5 were not timely filed by Jon Fullenkamp, the Company’s President, CEO and Director

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table reflects all forms of compensation for the fiscal year ended December 31, 2005:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($) (1)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other compensation ($)
Jon Fullenkamp, CEO, President & Director	2005	$0	n/a	n/a	0 (1)	0	0	0
Carl Burhanan, Director	2005	$0	n/a	n/a	0	0	0	0

(1) Does not include 10,000,000 shares issued to the Company's CEO as Founder Shares.

Options granted in the last fiscal year

At the end of fiscal year ending December 31, 2005, no executive officer or director was granted option to purchase shares of common stock.

Fiscal year-end option values

During the fiscal year ending December 31, 2005, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2005, no executive officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

As of December 31, 2005, directors were not paid a fee for serving on the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2005, information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the Company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of the date of this Report by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s common stock (ii) existing shareholders, (iii) and all others as a group.

Title of	Name and Address	Amount and Nature	Percent of
Class	of Beneficial Owner	of Beneficial Owners	Ownership
Common	Jon Fullenkamp	10,000,000	14%
	27762 Antonio Pkwy., Suite L1-497
	Ladera Ranch, CA 92694

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

a) The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit
3.1	Articles of incorporation and amendments (1)
3.2	Certificate of Amendment, dated April 28, 2003
3.3	Bylaws
31	Rule 13a-14(a)/15d-14a(a) Certification
32	Section 1350 Certification
______________________
1.	Incorporated by reference to Form 10-KSB filed on January 12, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees - the aggregate fees billed for the year ended December 31, 2005 and 2004 the audit of the Company’s financial statements, review of the interim financial statements and services provided in connection with regulatory filings totaled $26,607 and $12,488 respectively.

3. Tax Fees - there were no tax fees billed during the year ended December 31, 2005 and $266 for 2004.

4. All Other Fees - there were no other fees billed during the year ended December 31, 2005 and $2,361 for 2004.

There is no audit committee at present.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY CAPITAL HOLDINGS CORPORATION

Date: April 12, 2006	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
CEO, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

VICTORY CAPITAL HOLDINGS CORPORATION

Date: April 12, 2006	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
CEO, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES

Financial Statements for Year Ended December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Shareholders
Victory Capital Holdings Corporation
Ladera Ranch, California 92694

I have audited the accompanying consolidated balance sheet of Victory Capital Holdings Corporation as of December 31, 2005, and the related consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of Victory Capital Holdings Corporation as of December 31, 2004 and the related statements of operations, of shareholders’ equity (deficit) and of cash flows for the period January 7, 1982 (date of inception) through December 31, 2004. These statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the period January 7, 1982 (date of inception) through December 31, 2004, is based solely on the report of other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, based on my audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Victory Capital Holdings Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the periods ended December 31, 2005 and 2004, and the period January 7, 1982 (date of inception) through December 31, 2005 in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $490,012 and a stockholders’ deficit of $1,011,893 at December 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Date: April 17, 2006	By:	/s/ John Kinross-Kennedy
John Kinross-Kennedy
Certified Public Accountant Irvine, California

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the December 31, 2004 consolidated financial statements, the Company is a development stage company and has a deficit working capital and stockholders’ deficit along with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Date: April 9, 2005	By:	/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,
	2005	2004

CURRENT ASSETS

Cash and Cash Equivalents	$4,074	$-
Short Term Investments	88,300
Prepaid Assets		246
Total Curent Assets	92,374	246

FIXED ASSETS, NET	1,096	1,924

OTHER ASSETS
Deposits	-	-

TOTAL ASSETS	$93,470	$2,170
LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITES

Accounts Payable	$330,970	$18,070
Accrued Liabilities	11,416	11,000
Accrued Payroll and Payroll Taxes	240,000	137,792
Total Curent Liabilities	582,386	166,862

LONG TERM LIABILITIES
Notes Payable	146,431	-

OTHER LIABILITIES
Loan from Officer	83,367	-
Account Payable - Related Party	172,179	147,927
Accrued Liabilities - Related	121,000	110,000
Total Other Liabilities	376,546	257,927

Total Liabilities	1,105,363	424,789

Commitments and contingencies (Notes 6 and 8)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 100,000,000 shares authorized,
41,960,258 issued and outstanding	41,960	22,100
Additonal paid-in capital	2,692,104	1,977,463
Deficit accumulated in the development stage	(3,150,957)	(2,422,182)

Total StockhoLders' Deficit	(1,011,893)	(422,619)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$93,470	$2,170

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations

			For the period
			of Inception,
			from January 7,
	For the Year Ended		1982 through
	December 31,		December 31,
	2005	2004	2005

Revenues	$20,207	$-	$20,207

Costs and Expenses

Consulting Expense	1,042,110	1,304,450	2,143,792
Wages and Salaries	-	144,000	248,000
General & Administrative	250,972	111,340	681,406

Total Expenses	1,293,082	1,559,790	3,073,198

Operating Loss	(1,272,875)	(1,559,790)	(3,052,991)

Other Income and (expenses)

Loss on abandonment of subsidiary	(50,900)	-	(50,900)
Loss from reduction in debt		(48,363)	(48,363)
Other Income		2,096	2,096

Net Loss	$(1,323,775)	$(1,606,057)	$(3,052,991)

Basic and Dilutive net loss per share	$(0.05)	$(0.08)

Weighted average number
of shares outstanding	24,582,758	20,841,351

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	-	$-	$-	$-	$-
Common stock issued for cash at $7.50 per share	6,000	6	45,000	-	45,006
Common stock issued for cash at $0.39 per share	168,503	169	65,819	-	65,988
Net loss from inception Jan 7, 1982 to Dec. 31, 1982	-	-	-	(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175	110,819	(39,597)	71,397

Net loss for the year ended Dec. 31, 1983	-	-	-	(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175	110,819	(110,994)	(0)

Common stock issued for cash at $25.00 per share	57	0	1,425	-	1,425
Common stock issued for cash at $25.00 per share	3	0	75	-	75
Common stock issued for cash at $0.025 per share	1,580,000	1,580	38,373	-	39,953
Net loss - FYE 12/31/84	-	-	-	-	-
Balances at Dec. 31, 1984	1,754,563	1,755	150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)			(1,297)
Net loss - FYE 12/31/85	-	-	-	-	-
Balances at Dec. 31, 1985	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/86	-	-	-	-	-
Balances at Dec. 31, 1986	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/87	-	-	-	-	-
Balances at Dec. 31, 1987	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/88	-	-	-	-	-
Balances at Dec. 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/89	-	-	-	-	-
Balances at Dec. 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/90	-	-	-	-	-
Balances at Dec. 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/91	-	-	-	-	-
Balances at Dec. 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/92	-	-	-	-	-
Balances at Dec. 31, 1992	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/93	-	-	-	-	-
Balances at Dec. 31, 1993	458,431	458	150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)			(316)
Net loss - FYE 12/31/94	-	-	-	(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142	150,692	(117,650)	33,184

Common stock issued for cash at $0.001 per share	2,357,895	2,359	-	-	2,359
Net loss - FYE 12/31/95	-	-	-	(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500	150,692	(166,747)	(13,555)

Common stock issued for cash at $0.001 per share	120,000	120	-	-	120
Net loss - FYE 12/31/96	-	-	-	(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620	150,692	(168,428)	(15,116)

Net loss - FYE 12/31/97	-	-	-	(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620	150,692	(171,945)	(18,633)

Net loss - FYE 12/31/98	-	-	-	(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620	150,692	(174,424)	(21,112)

Net loss - FYE 12/31/99	-	-	-	(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620	150,692	(180,731)	(27,419)

Net loss - FYE 12/31/00	-	-	-	(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620	150,692	(189,742)	(36,430)

Net loss - FYE 12/31/01	-	-	-	(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620	150,692	(209,203)	(55,891)

Contributed capital for rent and other compensation	-	-	1,950	-	1,950
Net loss - FYE 12/31/02	-	-	-	(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620	152,642	(223,163)	(67,901)

Contributed capital for rent and officer compensation	-	-	488	-	488
Capital contributed by shareholders through forgiveness
of accounts payable and interest		-	77,415	-	77,415

Common stock issued for services $0.025 per share	13,389,932	13,390	321,358	-	334,748
Common stock issued for legal services at $0.61 per sh.	100,000	100	60,900	-	61,000
Common stock issued for consulting services at $0.47	10,000	10	4,690	-	4,700
Net loss - FYE 12/31/03	-	-	-	(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120	617,493	(816,125)	(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-	160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-	306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-	132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-	6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-	67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-	120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-	238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-	123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-	81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-	132,000
Net loss - FYE 12/31/04				(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100	1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses			138,701		138,701
Common Stock issued for services at $.03 per share	19,860,000	19,860	575,940		595,800
Net loss for the year ended Decmeber 31, 2005				(1,323,775)	(1,323,775)
Balances at Decembr 31, 2005	41,960,258	$41,960	$2,692,104	(3,745,957)	(1,011,893)
(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements

VICTORY CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
		From
		Inception on
For the Year Ended		Jan. 7, 1982
December 31,		Through
2005	2004	Dec. 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,323,775)	$(1,606,057)	$(3,745,957)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	828	289	1,198
Loss on extinguishment of debt		48,363	48,363
Decrease (Increase) in Prepaid Expenses	246	(246)
Increase in accounts payable	312,900	114,058	579,450
Increase in accrued liabilities	416		11,416
Increase in Accrued Payroll and Payroll Taxes	102,208	146,836	357,000
Repayment of long term debt	(13,569)		(13,569)
Increase in Accrued Liabilities - Related	11,000		121,000
Common Stock issued for services rendered	575,940	1,298,450	2,277,376
Non-cash contributed capital			(524)
Net Cash provided by (used by)
Operating Activities	(333,806)	1,693	(729,727)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets		(1,693)	(2,294)
Purchase of Marketable Securities	(88,300)		(88,300)
Net Cash (used by) Investing Activities	(88,300)	(1,693)	(90,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable	160,000		160,000
Proceeds of Loan from Officer	83,367		83,367
Proceeds of Note Payable-Related Party	24,252		172,179
Issuance of common stock for cash	19,860		41,960
Proceeds from the sale of Common Stock			150,773
Contributed Capital by shareholders	138,701	-	216,116
Net Cash provided by Financing Activities	426,180	-	824,395

NET INCREASE IN CASH	4,074	-	4,074
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$4,074	$-	$4,074

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Proceeds from the sale of Common Stock	$19,860	$-	$150,773
Contributed Capital by shareholders	138,701	-	216,116
Stock issued for services	575,940	1,298,450	2,277,376
Contributed capital for rent and officer compensation	-	-	2,438
Other contributed capital	-	-	45,401

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 27, 2005 the Company purchased 100% of the outstanding stock of L & M Resources, Inc., a Nevada corporation. L & M Resources, Inc. was consolidated into the interim financial statements of June 30, 2005 and September 30, 2005. On October 3, 2005 the Company abandoned the subsidiary. At December 31, 2005 the Company recorded a loss of investment in the subsidiary of $50,900.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $490,012 and a stockholders’ deficit of $1,011,893 at December 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2005 and 2004:

	2005		2004
Numerator:

Basic and diluted net loss per share:
Net Loss	$	(1,323,775)	$(1,606,057)

Denominator

Basic and diluted weighted average
number of shares outstanding		24,582,758	20,841,351

Basic and Diluted Net Loss Per Share		$(0.05)	$(0.08)

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

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

There were no options granted during the fiscal years ended December 31, 2005 and 2004.

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

During the year ended December 31, 2005, the current president and CEO of the Company incurred $24,252 in reimbursable expenses on behalf of the Company. This amount is included in accounts payable - related party. The balance owed to this officer was $54,885 as of December 31, 2005. In addition, $110,000 in accrued liabilities for services rendered to the Company was recorded for this officer during the quarter ended December 31, 2004. This amount is due on demand and does not accrue any interest. In addition the president and CEO loaned the Company 83,367, due on demand, which does no accrue any interest.

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

Note Payable

The company borrowed $160,000 from Treetop Investments Inc. in July, 2005 at an interest rate of 10% payable upon demand. A moratorium on interest was negotiated with the lender. Repayments of $13,569 have been made.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock Transactions During the Year Ended December 31, 2004

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

In March, 2004, the Company issued a total of 1,030,000 shares of its common stock to various consultants for services rendered. The shares were valued using the closing price of the stock at the date of issuance of $367,450 or an average of $0.36 per share.

In May, 2004 the Company issued a total of 900,000 shares of its common stock to various consultants for services rendered. The shares were valued using the closing price of the stock at the date of issuance of $213,.000 or an average of $0.24 per share.

Common Stock Transactions During the Year Ended December 31, 2005

On January 5, 2005, the Company authorized the issuance of shares of the Company’s common stock owed under an employment agreement to the current president and CEO.

Additional Common Stock

As of December 31, 2005, there were10,666,667 shares of common stock that had been issued in a prior period in anticipation of a proposed transaction which was never consummated. The shares are being held in the Company’s name. Since the shares were issued without consideration nor as a result of an economic transaction, they have no basis in value and are not being shown as issued and outstanding or treasury shares in the accompanying financial statements. The total of issued and outstanding shares and shares held in the Company’s name is 52,626,925.

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

NOTE 7-BUSINESS COMBINATION

The Company acquired all of the outstanding common stock of L & M Resources, Inc., a Nevada corporation, on May 27, 2005. L & M resources was consolidated in the interim financial statements of June 30 and September 30, 2005. On October 3 the Board of Directors approved the abandonment of this subsidiary. A loss on the investment was recorded at December 31, 2005 of $50,900.

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

NOTE 9-SUBSEQUENT EVENT

During 2005 the Company changed its focus to the oil and gas industry, specifically oil and gas drilling projects on oil field leases. The first oil field leases were identified during the year but rejected. Subsequent to the year-end, the company entered into a farm-out agreement with the owner of certain oil and gas leases for a 100% working interest in an acreage in Montana, subject to overriding royalties. The Company also identified an additional project in Oklahoma.