Form 10QSB
period 2006-03-31
VICTORY ENERGY CORP
filed 2006-05-22
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended: March 31, 2006

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from: _______ to _______

Commission file number: 2-76219-NY

VICTORY ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0564472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

27762 Antonio Parkway, Suite L1-497, Ladera Ranch, CA 92694
(Address of principal executive offices)

(866) 279-9265
(Issuer’s telephone number)

Victory Capital Holdings Corporation
(Former name if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2006, there were 70,210,259 shares of our common stock outstanding.

Transitional Small Business Disclosure Format.   YES [ ] NO [X]

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash and Cash Equivalents	$28,098	$4,074
Short Term Investments	88,300	88,300
Total Curent Assets	116,398	92,374

FIXED ASSETS, NET	1,096	1,096

OTHER ASSETS
Deposits	-	-

TOTAL ASSETS	$117,494	$93,470
LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITES

Accounts Payable	$330,970	$330,970
Accrued Liabilities	-	11,416
Accrued Payroll and Payroll Taxes	316,006	240,000
Short term notes	149,458
Total Curent Liabilities	796,434	582,386

LONG TERM LIABILITIES
Notes Payable	146,431	146,431

OTHER LIABILITIES
Loan from Officer	141,721	83,367
Account Payable - Related Party	172,179	172,179
Accrued Liabilities - Related	121,000	121,000
Total Other Liabilities	434,900	376,546

Total Liabilities	1,377,765	1,105,363

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 200,000,000 shares authorized,
59,543,592 issued and outstanding	59,544	41,960
Additonal paid-in capital	3,202,020	2,692,104
Deficit accumulated in the development stage	(4,521,835)	(3,745,957)

Total Stockholders' Deficit	(1,260,271)	(1,011,893)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$117,494	$93,470

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

			For the period
			of Inception,
	For the		from January 2,
	Three Months Ended		1982 through
	March 31,		March 31,
	2006	2005	2006

Revenues	$-	$-	$20,207

Costs and Expenses

Consulting Expense	600,240		2,857,331
Land Leases	25,000		#REF!
Wages and Salaries	22,500		#REF!
General & Administrative	128,138	26,421	#REF!

Total Expenses	775,878	26,421	#REF!

Operating Loss	(775,878)	(26,421)	#REF!

Other Income and (expenses)

Loss on abandonment of subsidiary			#REF!
Loss from reduction in debt			#REF!
Other Income		(177)	#REF!

Net Loss	$(775,878)	$(26,598)	$ #REF!

Basic and Dilutive net loss per share	$(0.02)	$(0.00)	$

Weighted average number
of shares outstanding	42,085,258	22,100,258

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	-	$-	$-	$-	$-
Common stock issued for cash at $7.50 per share	6,000	6	45,000	-	45,006
Common stock issued for cash at $0.39 per share	168,503	169	65,819	-	65,988
Net loss from inception Jan 7, 1982 to Dec. 31, 1982	-	-	-	(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175	110,819	(39,597)	71,397

Net loss for the year ended Dec. 31, 1983	-	-	-	(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175	110,819	(110,994)	(0)

Common stock issued for cash at $25.00 per share	57	0	1,425	-	1,425
Common stock issued for cash at $25.00 per share	3	0	75	-	75
Common stock issued for cash at $0.025 per share	1,580,000	1,580	38,373	-	39,953
Net loss - FYE 12/31/84	-	-	-	-	-
Balances at Dec. 31, 1984	1,754,563	1,755	150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)			(1,297)
Net loss - FYE 12/31/85	-	-	-	-	-
Balances at Dec. 31, 1985	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/86	-	-	-	-	-
Balances at Dec. 31, 1986	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/87	-	-	-	-	-
Balances at Dec. 31, 1987	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/88	-	-	-	-	-
Balances at Dec. 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/89	-	-	-	-	-
Balances at Dec. 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/90	-	-	-	-	-
Balances at Dec. 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/91	-	-	-	-	-
Balances at Dec. 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/92	-	-	-	-	-
Balances at Dec. 31, 1992	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/93	-	-	-	-	-
Balances at Dec. 31, 1993	458,431	458	150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)			(316)
Net loss - FYE 12/31/94	-	-	-	(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142	150,692	(117,650)	33,184

Common stock issued for cash at $0.001 per share	2,357,895	2,359	-	-	2,359
Net loss - FYE 12/31/95	-	-	-	(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500	150,692	(166,747)	(13,555)

Common stock issued for cash at $0.001 per share	120,000	120	-	-	120
Net loss - FYE 12/31/96	-	-	-	(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620	150,692	(168,428)	(15,116)

Net loss - FYE 12/31/97	-	-	-	(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620	150,692	(171,945)	(18,633)

Net loss - FYE 12/31/98	-	-	-	(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620	150,692	(174,424)	(21,112)

Net loss - FYE 12/31/99	-	-	-	(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620	150,692	(180,731)	(27,419)

Net loss - FYE 12/31/00	-	-	-	(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620	150,692	(189,742)	(36,430)

Net loss - FYE 12/31/01	-	-	-	(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620	150,692	(209,203)	(55,891)

Contributed capital for rent and other compensation	-	-	1,950	-	1,950
Net loss - FYE 12/31/02	-	-	-	(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620	152,642	(223,163)	(67,901)

Contributed capital for rent and officer compensation	-	-	488	-	488
Capital contributed by shareholders through forgiveness
of accounts payable and interest		-	77,415	-	77,415

Common stock issued for services $0.025 per share	13,389,932	13,390	321,358	-	334,748
Common stock issued for legal services at $0.61 per sh.	100,000	100	60,900	-	61,000
Common stock issued for consulting services at $0.47	10,000	10	4,690	-	4,700
Net loss - FYE 12/31/03	-	-	-	(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120	617,493	(816,125)	(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-	160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-	306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-	132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-	6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-	67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-	120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-	238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-	123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-	81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-	132,000
Net loss - FYE 12/31/04				(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100	1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses			138,701		138,701
Common stock issued for services at $0.03 per share	19,860,000	19,860	575,940		595,800
Net loss for the year ended December 31, 2005				(1,323,775)	(1,323,775)
Balances at December 31, 2005	41,960,258	41,960	2,692,104	(3,745,957)	(1,011,893)

Common stock issued for services at $0.09 per share	17,583,334	17,584	509,916		527,500
Net loss for the three months ended March 31, 2006				(775,878)	(775,878)
Balances at March 31, 2006	59,543,592	59,544	3,202,020	(4,521,835)	(1,260,271)

The accompanying notes are an integral part of these consolidated financial statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

				From
				Inception on
		For the Three Months Ended		Jan. 7, 1982
		March 31,		Through
	2006		2005	Mar. 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(775,878)		$(26,598)	$(4,016,835)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation			115	1,198
Loss on extinguishment of debt				48,363
Decrease (Increase) in Prepaid Expenses			247
Increase in accounts payable				330,970
Increase (Decrease) in accrued liabilities	(11,416)		177
Increase in Accrued Payroll and Payroll Taxes	76,006			316,006
Repayment of long term debt				(13,569)
Increase in Accrued Liabilities - Related			16,122	121,000
Common Stock issued for services rendered	527,500			2,299,876
Non-cash contributed capital				(524)
Net Cash provided by (used by)
Operating Activities	(183,788)		(9,937)	(913,515)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets				(2,294)
Purchase of Marketable Securities				(88,300)
Net Cash (used by) Investing Activities	0		0	(90,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable				160,000
Proceeds from Loans			10,000
Proceeds of Loan from Officer	58,354			141,721
Proceeds of Note Payable-Related Party				172,179
Issuance of common stock for cash	149,458			41,960
Proceeds from the sale of Common Stock				300,231
Contributed Capital by shareholders			-	216,116
Net Cash provided by Financing Activities	207,812		10,000	1,032,207

NET INCREASE IN CASH	24,024		63	28,098
CASH AT BEGINNING OF PERIOD	4,074		-	-
CASH AT END OF PERIOD	$28,098		$63	$28,098

CASH PAID FOR:
Interest	$-		$-	$-
Income Taxes	$-		$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Proceeds from the sale of Common Stock	$-		$-	$300,231
Contributed Capital by shareholders			-	216,116
Stock issued for services				2,299,876
Contributed capital for rent and officer compensation	-		-	2,438
Other contributed capital	-		-	45,401

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements have been prepared by Victory Energy Corporation “the Company”, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include our accounts and those of our subsidiaries, Global Card Services, Inc. and On Demand Communications. All inter-company balances have been eliminated in consolidation.

During 2005 the Company changed its focus to the oil and gas industry, specifically oil and gas drilling projects on oil field leases. The first oil field leases were identified during 2005 but rejected. In the first three months of 2006, the company entered into a farm-out agreement with the owner of certain oil and gas leases for a 100% working interest in an oil field in Montana, subject to overriding royalties. The Company also identified an additional prospect in Oklahoma and continues to search for new prospects.

On May 3, 2006 the name of the company was changed to Victory Energy Corporation.

In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $680,036 and a stockholders’ deficit of $1,260,271 at March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with de minimus operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 7, 1982. Since inception, the Company has incurred operating losses totaling $4 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a third party loan. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2005 and 2004:

	2006		2005
Numerator:

Basic and diluted net loss per share:
Net Loss	$	(270,878)	$	(26,598)

Denominator

Basic and diluted weighted average
number of shares outstanding		42,085,258		22,100,258

Basic and Diluted Net Loss Per Share		$(0.01		$(0.00)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company’s former president and CEO paid a total of $92,324 on behalf of the Company towards the payment of certain accounts payable. This amount has been included in accounts payable - related party. The balance owed to the former officer was $134,927 as of March 31, 2006. This amount is due on demand and does not accrue any interest.

In 2005 loans to the company totaling $83,367, were made due on demand which does not accrue any interest. In the first quarter of 2006 loans to the company totaling an additional $58,354 were made to the company, the total of which is $141,721.
In March 2006 the company issued a promissory note to a group of stockholders for consideration of $141,458 in cash. The terms are repayable in one year at an interest rate of 10%, payable quarterly. Interest was deferred for six months.
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

Note Payable

The company borrowed $160,000 from Treetop Investments Inc. in July, 2005 at an interest rate of 10% payable upon demand. A moratorium on interest was negotiated with the lender. Repayments of $13,569 were made in 2005.

NOTE 5 - COMMON STOCK TRANSACTIONS

Common Stock Transactions During the year ended December 31, 2004

In February 2004, the Company issued a total of 3,600,000 shares of its common stock to various consultants for services rendered. The shares were valued using the closing price of the stock at the date of issuance at a total of $598,000 or an average of $0.17 per share.

On March 16, 2004, the Company issued 150,000 shares of its common stock in payment of amounts owed to a vendor. The shares were valued using the closing price of the stock at the date of issuance of $67,500 or $0.45 per share. In connection with this, a loss on extinguishment of debt of $48,363 was recorded.

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

In May , 2004 the Company issued a total of 900,000 shares of its common stock to various consultants for services rendered. The shares were valued using the closing price of the stock at the date of issuance of $213,000 or an average of $0.24 per share.

Common Stock Transactions During the Year Ended December 31, 2005

On January 5, 2005, the Company authorized the issuance of shares of the Company’s common stock owed under an employment agreement to the current president and CEO. As of the date of this report, the shares have not been issued.

Common Stock Transactions During the Three Months Ended March 31, 2006

During the three months ended March 31, 2006 the company issued 250,000 shares of its common stock to the President/CEO for services. Under FASB SFAS No.123 (revised 2004), the value of the services is measured by the fair value of the stock. The fair value of the stock was established by the trading price at closing on the date of issue March 31, 2006, $0.09 per share. The value of services rendered was therefore recorded as $22,500.

In this period the Board of Directors effected a change to the articles of the corporation, increasing the number of shares authorized to be issued from 100,000,000 to 200,000,000.

Additional Common Stock

As of December 31, 2005, there were 10,666,667 shares of common stock that had been issued in a prior period in anticipation of a proposed transaction which was never consummated. The shares are being held in the Company’s name. Since the shares were issued without consideration nor as a result of an economic transaction, they have no basis in value and are not being shown as issued and outstanding or treasury shares in the accompanying financial statements. The total of issued and outstanding shares and shares held in the Company’s name is 52,876,925.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with drilling and subsequent sale of oil and gas, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-QSB and in “Item 1 - Our Business,” “Item 6 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form 10-KSB, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our Business

Victory Energy Corporation (OTC symbol VTYE), formerly known as Victory Capital Holdings Corporation (our “Company”) was organized under the laws of the State of Nevada on January 7, 1982, under the name All Things, Inc. On March 21, 1985, our Company’s name was changed to New Environmental Technologies Corporation; on April 28, 2003, our name was changed to Victory Capital Holdings Corporation and on May 3, 2006, it was changed to Victory Energy Corporation. Our Company was formed for the purpose of engaging in all lawful businesses. Our Company’s initial authorized capital consisted of 100,000,000 shares of $0.001 par value common voting stock and as of the date of this filing our authorized capital is 200,000,000 shares of $.001 par value common stock.

Our Company has had no material business operations since 1989. In 2004, we began the search for the acquisition of assets, property or businesses that may benefit our Company and our shareholders. Our goal has been to bring value to the Company and to our shareholders through such acquisitions. Each merger and acquisition we approach is done with the intention to position us in markets and sectors where excellent growth is anticipated. We plan to retain a percentage of stock ownership in each subsidiary while spinning them out as their own new public company if such transaction is economically feasible. The balance of the stock will be distributed to the Company’s shareholders at the time of spin out of the new public company. This is a non-dilutive method to increase shareholder value as we grow and maintain a position in the market segments selected.

Current Business of the Company

Management has determined that the Company will focus on projects in the oil and gas industry. This is based upon a belief that this industry is becoming an economically viable sector in which to conduct business operations. We have targeted specific prospects and intend to engage in the drilling for oil and gas. Jon Fullenkamp, our President, has a great deal of experience in the oil and gas industry and has already recruited additional experience with the addition of a new director and advisory board member.

We have no other employees at this time and will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business. With the intended acquisition of oil and natural gas, we intend to establish ourselves as an industry partner within the industry. Once we can establish a revenue base with cash flow, we will seek opportunities more aggressive in nature.

During the fourth quarter of 2005, we evaluated two opportunities in Scott Oil & Gas and Thunder Oil & Gas. As we progressed into the due diligence of these prospects and the potential production, management determined that the development of the prospect was not worth the required investment capital. Even with the potential reduction in investment dollars, the prospects had an unacceptable pay back time for the initial investment. At that point, management felt the shareholders would be better served by seeking other prospects.

In the first quarter of 2006, we have taken on two prospects and identified a potential third prospect which has not closed as of the date of this report. In the event any of these prospects do not go forward for any reason, a replacement prospect will immediately be sought.

The first prospect is a prospective oil field known as N.E. Glasgow Prospect located in Montana. We have entered into a Farmout Agreement with Laser Exploration, Inc. (“Laser”) whereby Laser has farmed out certain leases through Rocky Mountain Exploration for drilling an exploratory well to a depth of an estimated 6,500 feet to test the various formations for potential commercial development. Rocky Mountain Exploration has assigned approximately 1,960 acres to the Company for 100% working interest reserving on to Rocky Mountain Exploration a 5% overriding royalty and a 12% total overriding royalty depending on specific retained landowner royalties. The second known prospect is the Skedee Prospect located in Oklahoma. We intend to develop these prospects in one of the two following ways:

1.	A percentage of the Company’s ownership interest may be sold off until we own a percentage of the prospect with no out-of-pocket expenses required from us; or

2.	We may seek to raise between $1 million and $4 million to finance each respected prospect in its entirety.

Plan of Operation

Our plan of operation for the next 12 months will be the continued acquisition of economically viable oil and gas prospects. Once acquired, we intend to develop and produce the prospects assuming they are commercially economical to produce based on a complete due diligence process. In that case, we can expect to derive revenues from operations. We intend to diversify our holdings in both oil and gas producing wells to take advantage of what we believe is a potentially strong window of opportunity that currently exists in the oil and gas industry for the next several years.

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

We completed due diligence on other projects which ultimately proved to be too expensive to pursue.

Results of Operations for Period Ended March 31, 2006

As of March 31, 2006, the Company has not earned any revenues and has incurred a net loss to date of $4,016,835. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the three month period ended March 31, 2006, we incurred operating expenses in the amount of $270,878. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds put into the Company by our CEO. We intend to raise future capital from the sale of a percentage of our prospects to fund development and production or through the sale of our common stock to raise from $1 million to $4 million to finance the prospects in their entirety.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, neither the Company nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company authorized the issuance of 17,583,334 shares of its Common Stock for services. 2,583,334 shares were issued for services pursuant to Section 4(2). An additional 15,000,000 shares were registered for consultants, advisors and other individuals providing services on behalf of the Company.

Item 3. Defaults Upon Senior Securities

During the three months ended March 31, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2006, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.	Description of Exhibit
31	Certification of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive/Financial Officer pursuant to Section 906

(b) A report on Form 8-K was filed May 8, 2006

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Victory Energy Corporation

Date: May 19, 2006	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
Chief Executive Officer, Principal Financial and Accounting Officer and Director