Form 10QSB/A
period 2006-03-31
VICTORY ENERGY CORP
filed 2006-05-24
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment #1

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

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

			For the period
			of Inception,
	For the		from January 2,
	Three Months Ended		1982 through
	March 31,		March 31,
	2006	2005	2006

Revenues	$-	$-	$20,207

Costs and Expenses

Consulting Expense	600,240		3,339,831
Land Leases	25,000		25,000
Wages and Salaries	22,500		270,500
General & Administrative	128,138	26,421	809,544

Total Expenses	775,878	26,421	4,444,875

Operating Loss	(775,878)	(26,421)	(4,424,668)

Other Income and (expenses)

Loss on abandonment of subsidiary			(50,900)
Loss from reduction in debt			(48,363)
Other Income		(177)	2,096

Net Loss	$(775,878)	$(26,598)	$(4,521,835)

Basic and Dilutive net loss per share	$(0.01)	$(0.00)	$

Weighted average number
of shares outstanding	55,574,019	22,100,258

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

The accompanying notes are an integral part of these consolidated financial statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
	For the Three Months Ended		Jan. 7, 1982
	March 31,		Through
	2006	2005	Mar. 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(775,878)	$(26,598)	$(4,521,835)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation		115	1,198
Loss on extinguishment of debt			48,363
Decrease (Increase) in Prepaid Expenses		247
Increase in accounts payable			330,970
Increase (Decrease) in accrued liabilities	(11,416)	177
Increase in Accrued Payroll and Payroll Taxes	76,006		316,006
Repayment of long term debt			(13,569)
Increase in Accrued Liabilities - Related		16,122	121,000
Common Stock issued for services rendered	527,500		2,804,876
Non-cash contributed capital			(524)
Net Cash provided by (used by)
Operating Activities	(183,788)	(9,937)	(913,515)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets			(2,294)
Purchase of Marketable Securities			(88,300)
Net Cash (used by) Investing Activities	0	0	(90,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable			160,000
Proceeds from Loans		10,000
Proceeds of Loan from Officer	58,354		141,721
Proceeds of Note Payable-Related Party			172,179
Issuance of common stock for cash	149,458		41,960
Proceeds from the sale of Common Stock			300,231
Contributed Capital by shareholders		-	216,116
Net Cash provided by Financing Activities	207,812	10,000	1,032,207

NET INCREASE IN CASH	24,024	63	28,098
CASH AT BEGINNING OF PERIOD	4,074	-	-
CASH AT END OF PERIOD	$28,098	$63	$28,098

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Proceeds from the sale of Common Stock	$-	$-	$300,231
Contributed Capital by shareholders		-	216,116
Stock issued for services			2,804,876
Contributed capital for rent and officer compensation	-	-	2,438
Other contributed capital	-	-	45,401

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $680,036 and a stockholders’ deficit of $1.260,271 at March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with de minimus operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 7, 1982. Since inception, the Company has incurred operating losses totaling $4.5 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a third party loan. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005:

	2006		2005
Numerator:

Basic and diluted net loss per share:
Net Loss	$	(775,878)	$	(26,598)

Denominator

Basic and diluted weighted average
number of shares outstanding		55,574,019		22,100,258

Basic and Diluted Net Loss Per Share		$(0.01)		$(0.00)

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

Common Stock Transactions During the Three Months Ended March 31, 2006

During the three months ended March 31, 2006 the company issued 17,583,334, of which 2,583,334 were restricted under Rule 4 (2), to company officers and consultants for services.Under FASB SFAS No.123 (revised 2004), the value of the services is measured by the fair value of the stock. The fair value of the stock was established by the trading price at closing on the date of issue January 6, 2006, $0.03 per share. The value of services rendered was therefore recorded as $527,500.

In this period the Board of Directors effected a change to the articles of the corporation, increasing the number of shares authorized to be issued from 100,000,000 to 200,000,000.

Additional Common Stock

As of December 31, 2005, there were 10,666,667 shares of common stock that had been issued in a prior period in anticipation of a proposed transaction which was never consummated. The shares are being held in the Company’s name. Since the shares were issued without consideration nor as a result of an economic transaction, they have no basis in value and are not being shown as issued and outstanding or treasury shares in the accompanying financial statements. The total of issued and outstanding shares and shares held in the Company’s name is 70,210,259.

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

Results of Operations for Period Ended March 31, 2006

As of March 31, 2006, the Company has not earned any revenues and has incurred a net loss to date of $4,521,835. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the three month period ended March 31, 2006, we incurred operating expenses in the amount of $775,878. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, neither the Company nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors which may have a material effect on the company..

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

Victory Energy Corporation

Date: May 23, 2006	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
Chief Executive Officer, Principal Financial and Accounting Officer and Director