Form 10QSB
period 2006-06-30
VICTORY ENERGY CORP
filed 2006-08-21
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2006, there were 78,210,259 shares of our common stock outstanding.

Transitional Small Business Disclosure Format.   YES [ ] NO [X]

Item 1. Financial Staements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
		June 30,	December 31,
		2006	2005
		(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$		$4,074
Note Receivable		210,984	88,300
Total Curent Assets		210,984	92,374

FIXED ASSETS, NET		497	1,096

OTHER ASSETS
Investment in Joint Venture		50,000	-

TOTAL ASSETS		$261,481	$93,470
LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITES

Bank Overdraft		$2,082	$-
Accounts Payable		-	330,970
Accrued Liabilities		16,006	11,416
Accrued Payroll		690,970	240,000
Prepaid Subscriptions		203,500
Total Curent Liabilities		912,558	582,386

LONG TERM LIABILITIES
Notes Payable		149,458	146,431

OTHER LIABILITIES
Loan from Officer		200,031	83,367
Account Payable - Related Party		169,679	172,179
Accrued Liabilities - Related		121,000	121,000
Total Other Liabilities		490,710	376,546

Total Liabilities		1,552,726	1,105,363

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 67,543,592 issued and outstanding		67,544	41,960
Additional paid-in capital		3,544,020	2,692,104
Deficit accumulated in the development stage		(4,902,809)	(3,745,957)

Total Stockholders' Deficit		(1,291,245)	(1,011,893)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$261,481	$93,470

The accompanying notes are an integral part of these consolidated financial statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

						For the period
						of Inception,
	For the		For the			from January 2,
	Three Months Ended		Six Months Ended			1982 through
	June 30,		June 30,			June 30,
	2006	2005	2006	2005		2006
		(Restated)

Revenues	$-	$-	$-	$32,207		$20,207

Costs and Expenses

Consulting Expense	142,575		742,815	310,136		3,482,407
Land Leases	(960)		24,040	-		24,040
Wages and Salaries			22,500	-		270,500
General & Administrative	239,360	26,421	367,497	71,249		1,048,902

Total Expenses	380,975	26,421	1,156,852	381,385		4,825,849

Operating Loss	(380,975)	(26,421)	(1,156,852)	(349,178)		(2,805,642)

Other Income and (expenses)

Loss on abandonment of subsidiary						(50,900)
Loss from reduction in debt						(48,363)
Interest Expense		(177)		(625)		0
Other Income						2,096

Total Other Income and (expenses)	0	(177)	0			(97,167)

Net Loss	$(380,975)	$(26,598)	$(1,156,852)	$(349,803)		$(4,902,809)

Basic and Dilutive net loss per share	$($0.006)	$($0.001)	$($0.021)	$($0.016)	$

Weighted average number
of shares outstanding	63,389,746	22,100,258	54,191,382	22,100,258

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders' Equity (Deficit)
(A Development Stage Company)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	-	$-	$-	$-	$-
Common stock issued for cash at $7.50 per share	6,000	6	45,000	-	45,006
Common stock issued for cash at $0.39 per share	168,503	169	65,819	-	65,988
Net loss from inception Jan 7, 1982 to Dec. 31, 1982	-	-	-	(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175	110,819	(39,597)	71,397

Net loss for the year ended Dec. 31, 1983	-	-	-	(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175	110,819	(110,994)	(0)

Common stock issued for cash at $25.00 per share	57	0	1,425	-	1,425
Common stock issued for cash at $25.00 per share	3	0	75	-	75
Common stock issued for cash at $0.025 per share	1,580,000	1,580	38,373	-	39,953
Net loss - FYE 12/31/84	-	-	-	-	-
Balances at Dec. 31, 1984	1,754,563	1,755	150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)			(1,297)
Net loss - FYE 12/31/85	-	-	-	-	-
Balances at Dec. 31, 1985	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/86	-	-	-	-	-
Balances at Dec. 31, 1986	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/87	-	-	-	-	-
Balances at Dec. 31, 1987	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/88	-	-	-	-	-
Balances at Dec. 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/89	-	-	-	-	-
Balances at Dec. 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/90	-	-	-	-	-
Balances at Dec. 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/91	-	-	-	-	-
Balances at Dec. 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/92	-	-	-	-	-
Balances at Dec. 31, 1992	458,431	458	150,692	(110,994)	40,156

Net loss - FYE 12/31/93	-	-	-	-	-
Balances at Dec. 31, 1993	458,431	458	150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)			(316)
Net loss - FYE 12/31/94	-	-	-	(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142	150,692	(117,650)	33,184

Common stock issued for cash at $0.001 per share	2,357,895	2,359	-	-	2,359
Net loss - FYE 12/31/95	-	-	-	(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500	150,692	(166,747)	(13,555)

Common stock issued for cash at $0.001 per share	120,000	120	-	-	120
Net loss - FYE 12/31/96	-	-	-	(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620	150,692	(168,428)	(15,116)

Net loss - FYE 12/31/97	-	-	-	(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620	150,692	(171,945)	(18,633)

Net loss - FYE 12/31/98	-	-	-	(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620	150,692	(174,424)	(21,112)

Net loss - FYE 12/31/99	-	-	-	(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620	150,692	(180,731)	(27,419)

Net loss - FYE 12/31/00	-	-	-	(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620	150,692	(189,742)	(36,430)

Net loss - FYE 12/31/01	-	-	-	(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620	150,692	(209,203)	(55,891)

Contributed capital for rent and other compensation	-	-	1,950	-	1,950
Net loss - FYE 12/31/02	-	-	-	(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620	152,642	(223,163)	(67,901)

Contributed capital for rent and officer compensation	-	-	488	-	488
Capital contributed by shareholders through forgiveness
of accounts payable and interest		-	77,415	-	77,415

Common stock issued for services $0.025 per share	13,389,932	13,390	321,358	-	334,748
Common stock issued for legal services at $0.61 per sh.	100,000	100	60,900	-	61,000
Common stock issued for consulting services at $0.47	10,000	10	4,690	-	4,700
Net loss - FYE 12/31/03	-	-	-	(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120	617,493	(816,125)	(182,512)

Common stock issued for services at $0.16 per share	1,000,000	1,000	159,000	-	160,000
Common stock issued for services at $0.17 per share	1,800,000	1,800	304,200	-	306,000
Common stock issued for services at $0.165 per share	800,000	800	131,200	-	132,000
Common stock issued for services at $0.215 per share	30,000	30	6,420	-	6,450
Common stock issued for debt at $0.45 per share	150,000	150	67,350	-	67,500
Common stock issued for services at $0.40 per share	300,000	300	119,700	-	120,000
Common stock issued for services at $0.34 per share	700,000	700	237,300	-	238,000
Common stock issued for services at $0.41 per share	300,000	300	122,700	-	123,000
Common stock issued for services at $0.27 per share	300,000	300	80,700	-	81,000
Common stock issued for services at $0.22 per share	600,000	600	131,400	-	132,000
Net loss - FYE 12/31/04				(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100	1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses			138,701		138,701
Common stock issued for services at $0.03 per share	19,860,000	19,860	575,940		595,800
Net loss for the year ended December 31, 2005				(1,323,775)	(1,323,775)
Balances at December 31, 2005	41,960,258	41,960	2,692,104	(3,745,957)	(1,011,893)

Common stock issued for services at $0.09 per share	17,583,334	17,584	459,916		477,500
Common stock issued for debt at $0.06 per share	5,000,000	5,000	295,000		300,000
Common stock issued for services at $0.03 per share	2,500,000	2,500	72,500		75,000
Common stock issued for services at $0.05 per share	500,000	500	24,500		25,000
Net loss for the six months ended June 30, 2006				(1,156,852)	(1,156,852)
Balances at June 30, 2006	67,543,592	$67,544	$3,544,020	($4,902,809)	($1,291,245)

The accompanying notes are an integral part of these consolidated financial statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

					From
	For the		For the		Inception on
	Three Months Ended		Six Months Ended		Jan. 7, 1982
	June 30,		June 30,		Through
	2006	2005	2006	2005	Jun. 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(380,974)	$(349,804)	$(1,156,852)	$(349,804)	$(4,827,809)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	599	229	599	229	1,797
Loss on extinguishment of debt					48,363
Issuance of common stock for services	400,000		877,500		2,976,343
Increase in Short Term Receivables	88,300		(122,684)
Decrease (Increase) in Prepaid Expenses		247		247
Increase in Deposits		(2,020)		(2,020)
Increase in Prepaid Subscriptions	153,500		50,000		203,500
Increase (Decrease) in accounts payable	(330,970)	312,900	(330,970)	312,900
Increase (Decrease) in accounts payable -related		24,252
Increase (Decrease) in accrued liabilities			4,590		16,006
Increase in Accrued Payroll and Payroll Taxes	(300,000)		450,970	24,252	690,970
Increase in Deposits			153,500
Increase in Short Term Receivables	(210,984)				(210,984)
Repayment of long term debt	(146,431)				(13,569)
Increase in Accrued Liabilities - Related	690,970		(2,500)	481	121,000
Non-cash contributed capital					(524)
Net Cash provided by (used by)
Operating Activities	$(35,990)	$(14,196)	$(75,847)	$(13,715)	$(994,907)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets		(14,941)		(14,941)	(2,294)
Purchase of Marketable Securities		(88,300)		(88,300)
Investment in Joint Venture	(50,000)		(50,000)		(50,000)
Net Cash (used by) Investing Activities	$(50,000)	$(103,241)	$(50,000)	$(103,241)	$(52,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable			3,027		114,664
Proceeds from Loans		160,000		160,000
Proceeds of Loan from Officer	58,310		116,664		200,031
Proceeds (Repayment) of Note Payable-Related Party	(2,500)	481			169,679
Contributed capital for rent and officers' compensation					2,438
Issuance of Common Stock for Cash					41,960
Proceeds from the sale of Common Stock					300,231
Contributed Capital by shareholders				-	216,116
Net Cash provided by Financing Activities	$55,810	$160,481	$119,691	$160,000	$1,045,119

NET INCREASE IN CASH	(30,180)	43,044	(6,156)	43,044	(2,082)
CASH AT BEGINNING OF PERIOD	28,098	-	4,074	-	-
CASH AT END OF PERIOD	$(2,082)	$43,044	$(2,082)	$43,044	$(2,082)

CASH PAID FOR:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Proceeds from the sale of Common Stock	$-	$-	$-	$-	$342,191
Contributed Capital by shareholders		$-	$-	$138,701	$216,116
Stock issued for services	$400,000	$-	$877,500	$-	$2,930,418
Contributed capital for rent, officer compensation	$-	$-	$-	$-	$2,438
Other contributed capital	$-	$-	$-	$-	$45,401

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

During 2005 the Company changed its focus to the oil and gas industry, specifically oil and gas drilling projects on oil field leases. The first oil field leases were identified during 2005 but rejected. In the first three months of 2006, the company entered into a farm-out agreement with the owner of certain oil and gas leases for a 100% working interest in an oil field in Montana, subject to overriding royalties. The Company also identified an additional prospect in Oklahoma and continues to search for new prospects. In May of 2006 the company entered into a joint venture with Geo Surveys for exploration in the Mesa Gas Prospect located in New Mexico.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $701,574 and a stockholders’ deficit of $1.291,245 at June 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with de minimus operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 7, 1982. Since inception, the Company has incurred operating losses totaling $4.9 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a third party loan. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2006 and 2005:

	2006		2005
Numerator:

Basic and diluted net loss per share:
Net Loss	$(1,156,852)	$	(349,803)

Denominator

Basic and diluted weighted average
number of shares outstanding	54,191,382		22,100,258

Basic and Diluted Net Loss Per Share	$(0.021)		$(0.016)

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

Note Receivable

The company borrowed $160,000 from Treetop Investments Inc. in July, 2005 at an interest rate of 10% payable upon demand. A moratorium on interest was negotiated with the lender. Repayments of $13,569 were made in 2005. In June of 2006 an accommodation was made wherein 5,000,000 shares were issued to Treetop Investments at a price of 6 cents per share, having a value of $300,000. The stock issue combined the retirement of the loan with a stock purchase. The stock purchase was paid for partially in cash. The balance of the purchase price, $210,984, is recorded as a demand Note Receivable with no fixed interest.

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

Common Stock Transactions During the Six Months Ended June 30, 2006

During the three months ended March 31, 2006 the company issued 17,583,334 shares of common stock, of which 2,583,334 were restricted under Rule 4 (2), to company officers and consultants for services. Under FASB SFAS No.123 (revised 2004), the value of the services is measured by the fair value of the stock. The fair value of the stock was established by the trading price at closing on the date of issue January 6, 2006, $0.03 per share. The value of services rendered was therefore recorded as $527,500.

On May 10, 5,000,000 shares were issued to Treetop Investments, Inc. at a price of $0.06 per share in a transaction that combined retiring a loan with sale of stock.

On May 15, 2,500,000 shares were issued for services. The fair value of the stock was established by the market price on that day of $0.03 per share. The value of the services was recorded as $75,000.

On June 1, 500,000 shares were issued for consulting services. The fair value of the stock was established by the market price on that day of $0.05 per share. The value of the services was recorded as $75,000.

On March 12, 2006, the Board of Directors effected a change to the articles of the corporation, increasing the number of shares authorized to be issued from 100,000,000 to 200,000,000.

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

NOTE 6 - LINOTE 6 - LITIGATION

On November 19, 2004 RingCentral Inc. filed a complaint for breach of contract against the Company asserting they were owed by the Company $10,000 due to under the terms of their contract. On February 15, 2005, the Company reached a settlement with the plaintiff and agreed to pay RingCentral a total of $11,000 in several installments. This amount has been recorded as an accrued liability in the accompanying consolidated financial statements. Final payment will be made in August of 2006.

On December 28, 2004, the Company was served with an action for breach of contract with a former CEO claiming compensation due. On July 24, 2006, all litigation was settled between the company and the former CEO. The Company settled the case for an estimated value of $280,000, to be realized over a 10-month period ending in May of 2007.

NOTE 7 - RESTATEMENT

The Statement of Operations for the three months ended June 30, 2005 was restated to correct the reported amounts. The following disclosures are made in accordance with SFAS (Statement of Financial Accounting Standards) No. 154:

(1)	The error affected only the reporting of the three month period ended June 30, 2005. An adjustment of the cumulative effect on prior periods was not necessary.

(2)	The error does no affect net income. An offsetting adjustment to components of equity and net assets is not required.

(3)	Adjustment of financial statements of prior periods was not required.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, the following: those associated with drilling and subsequent sale of oil and gas, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-QSB and in “Item 1 - Our Business,” “Item 6 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form 10-KSB, filed with the United States Securities and Exchange Commission.

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

In the second quarter of 2006, we have continued with the two prospects previously reported and have taking a minority ownership position in a joint venture participation in the New Mexico based Glasgow gas project consisting of approximately 11,000 acres. In the event any of these prospects do not go forward for any reason, a replacement prospect will immediately be sought. The initial two prospects are described below.

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

In the second quarter of 2006, we continued to investigate potential projects in the oil and gas industry.

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

Our first project is an oil field known as the N.E. Glasgow Prospect in Montana. We have the opportunity to develop Federal and State leases consisting of 1,960 acres where we initially intend to drill an exploratory well to an estimated depth of 6,500 feet for the purpose of testing various formations for production. We intend to complete similar exploratory drilling on the Skedee prospect in Oklahoma. The most recent project is our joint venture, minority ownership participation in the New Mexico Mesa prospect which is a gas prospect on approximately 11,000 acres.

We completed due diligence on other projects which ultimately proved to be too expensive to pursue. We have continued to seek out other viable opportunities.

Results of Operations for Period Ended June 30, 2006

As of June 30, 2006, the Company has not earned any revenues and has incurred a net loss to date of $4,902,809. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the three month period ended June 30, 2006, we incurred operating expenses in the amount of $380,975. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds put into the Company by our CEO. We intend to raise future capital from the sale of a percentage of our prospects to fund development and production or through the sale of our common stock to raise from $1 million to $4 million to finance the prospects in their entirety.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 24, 2006, all litigation was settled between the Company and the former CEO. The Company settled the case for an estimated value of $280,000 to be realized over a 10-month period ending in May of 2007.

In May 2006, we settled a past debt with Treetop Investments for 5,000,000 shares of our restricted common stock in a transaction combining settlement of debt and purchase of stock.

Neither the Company nor any of our officers or directors is involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, we issued 8,000,000 shares of common stock for services pursuant to Section 4(2).

Item 3. Defaults Upon Senior Securities

During the three months ended June 30, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended June 30, 2006, we did not submit any matters to a vote of our security holders.

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

Victory Energy Corporation

Date: August 17, 2006	By:	/s/ Jon Fullenkamp

Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer and Director