Form 10QSB/A
period 2006-06-30
VICTORY ENERGY CORP
filed 2006-11-06
CIK 700764

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2006, there were 97,210,259 shares of our common stock outstanding.

Transitional Small Business Disclosure Format.   YES [ ] NO [X]

EXPLANATORY NOTE

This quarterly Report on Form 10-QSB/A amends our previously filed Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006. This amendment is being filed to correct the third paragraph of page 1 regarding the number of shares of common stock outstanding as of the latest practicable date, August 11, 2006: 97,210,259 shares.

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

Subsequent to June 30, 2006, an additional 19,000,000 shares of common stock were issued to date August 11, 2006: For Services 10,000,000, Consultants 9,000,000, Total 19,000,000.

The common stock outstanding at August 11, 2006,including the 10,666,667 shares held in the Company’s name at June 30, 2006 was 97,210,259.

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

Victory Energy Corporation

Date: November 6, 2006	By:	/s/ Jon Fullenkamp

Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer and Director