Form 10QSB
period 2006-09-30
VICTORY ENERGY CORP
filed 2006-11-14
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2006, there were 4,352,411 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$19,847	$4,074
Note Receivable	210,984	88,300
Total Curent Assets	230,831	92,374

FIXED ASSETS, NET	198	1,096

OTHER ASSETS
Investment in Joint Venture	50,000	-

TOTAL ASSETS	$281,029	$93,470
LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITES

Accounts Payable	$9,176	$330,970
Accrued Liabilities	16,006	11,416
Accrued Payroll	750,970	240,000
Credit Line - WFB Business Line	61,128
Prepaid Subscriptions	246,950
Total Curent Liabilities	1,084,230	582,386

LONG TERM LIABILITIES
Notes Payable	149,458	146,431

OTHER LIABILITIES
Loan from Officer	125,031	83,367
Account Payable - Related Party	169,679	172,179
Accrued Liabilities - Related	125,500	121,000
Other Loans Payable	19,000
Total Other Liabilities	439,210	376,546

Total Liabilities	1,672,898	1,105,363

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 98,143,592 issued and outstanding	98,144	41,960
Additional paid-in capital	3,758,220	2,692,104
Deficit accumulated in the development stage	(5,248,233)	(3,745,957)

Total Stockholders' Deficit	(1,391,869)	(1,011,893)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$281,029	$93,470

The accompanying notes are an integral part of these consolidated financial statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

						For the period
						of Inception,
	For the		For the			from January 2,
	Three Months Ended		Nine Months Ended			1982 through
	September 30,		September 30,			September 30,
	2006	2005	2006	2005		2006

Revenues	$-	$32,207	$-	$32,207		$20,207

Costs and Expenses

Consulting Expense	254,350	310,136	997,165	310,136		3,736,756
Land Leases			24,040	-		24,040
Wages and Salaries	80,000		102,500	-		350,500
General & Administrative	11,074	71,249	378,571	71,249		1,059,977

Total Expenses	345,424	381,385	1,502,276	381,385		5,171,273

Operating Loss	(345,424)	(349,178)	(1,502,276)	(349,178)		(5,151,066)

Other Income and (expenses)

Loss on abandonment of subsidiary						(50,900)
Loss from reduction in debt						(48,363)
Interest Expense		(625)		(625)		0
Other Income						2,096

Total Other Income and (expenses)	0	(625)	0			(97,167)

Net Loss	$(345,424)	$(349,803)	$(1,502,276)	$(349,803)		$(5,248,233)

Basic and Dilutive net loss per share	$($0.004)	$($0.016)	$($0.022)	$($0.016)	$

Weighted average number
of shares outstanding	79,485,983	22,100,258	67,286,083	22,100,258

The accompanying notes are an integral part of these consolidated financial statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

					From
	For the		For the		Inception on
	Three Months Ended		Nine Months Ended		Jan. 7, 1982
	September 30,		September 30,		Through
	2006	2005	2006	2005	Sep. 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(345,424)	(398,635)	(1,502,276)	(747,812)	(5,248,233)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	299		898	229	2,096
Loss on extinguishment of debt					48,363
Issuance of common stock for services	244,800	139,327	1,122,300		3,296,143
Increase in Short Term Receivables
Decrease (Increase) in Prepaid Expenses				246
Increase in Deposits				(2,020)
Incrrease (Decrease) in Prepaid Subscriptions	43,450		246,950		246,950
Increase (Decrease) in accounts payable	9,176		(321,794)	312,900	9,176
Increase (Decrease) in accounts payable -related			4,500	24,253	169,679
Increase (Decrease) in accrued liabilities	16,006		4,590	232,000	16,006
Increase in Accrued Payroll and Payroll Taxes	43,994	232,000	510,970		750,970
Repayment of long term debt					(13,569)
Increase in Accrued Liabilities - Related	4,500				125,500
Non-cash contributed capital					(524)
Net Cash provided by (used by)
Operating Activities	$16,801	$(27,308)	$66,138	$(180,204)	$(597,443)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets				(14,941)	(2,294)
Purchase and Sale of Marketable Securities			88,300	(88,300)
Investment in Joint Venture			(50,000)		(50,000)
Net Cash (used by) Investing Activities	$0	$0	$38,300	$(103,241)	$(52,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable		(2,950)	3,027	157,531	149,458
Proceeds (Repayment) of Loans			(210,984)		(245,778)
Increase in Credit Line	61,128		61,128		61,128
Proceeds (Repayment) of Loan from Officer	(75,000)		41,664		125,031
Proceeds (Repayment) of Note Payable-Related Party			(2,500)
Increase (Decrease) in Other Loans Payable	19,000		19,000		19,000
Contributed capital for rent and officers' compensation					2,438
Issuance of Common Stock for Cash					41,960
Proceeds from the sale of Common Stock				138,700	300,231
Contributed Capital by shareholders					216,116
Net Cash provided by Financing Activities	$5,128	$(2,950)	$(88,665)	$296,231	$669,584

NET INCREASE IN CASH	21,929	(30,258)	15,773	12,786	19,847
CASH AT BEGINNING OF PERIOD	(2,082)	43,044	4,074	-	-
CASH AT END OF PERIOD	$19,847	$12,786	$19,847	$12,786	$19,847

CASH PAID FOR:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Proceeds from the sale of Common Stock	$-	$-	$-	$-	$342,191
Contributed Capital by shareholders	-	$-	$-	$138,701	$216,116
Stock issued for services	$334,350	$310,136	$1,099,665	$310,136	$3,296,143
Contributed capital for rent, officer compensation	$-	$-	$-	$-	$2,438
Non cash contributed capital	$-	$-	$-	$-	$(524)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $853,399 and a stockholders’ deficit of $5,248,233 at September 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with de minimus operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 7, 1982. Since inception, the Company has incurred operating losses totaling $5.2 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a third party loan. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended September 30, 2006 and 2005:

	2006		2005
Numerator:

Basic and diluted net loss per share:
Net Loss	$(1,502,276)	$	(381,385)

Denominator

Basic and diluted weighted average
number of shares outstanding	67,286,083		22,100,258

Basic and Diluted Net Loss Per Share	$(0.022)		$(0.016)

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

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

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

There were no options granted during the fiscal years ended December 31, 2005 and 2004 nor in the nine months ended September 30, 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

In 2005 officer loans to the company totaling $83,367 were made due on demand which does not accrue any interest. In the first quarter of 2006 loans to the company totaling an additional $58,354 were made to the company, the total of which is $141,721. Further loans of $58,310 and repayments of $75,000 were made in the second and third quarters of fiscal year 2006, and the Balance at September 30, 2006 was $125,031.

In March 2006 the company issued a promissory note to a group of stockholders for consideration of $141,458 in cash. The terms are repayable in one year at an interest rate of 10%, payable quarterly. Interest was deferred for six months. In September 2006 the deferral was extended a further six months.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Note Receivable

The company borrowed $160,000 from Treetop Investments Inc. in July, 2005 at an interest rate of 10% payable upon demand. A moratorium on interest was negotiated with the lender. Repayments of $13,569 were made in 2005. In June of 2006 an accommodation was made wherein 5,000,000 shares were issued to Treetop Investments at a price of 6 cents per share, having a value of $300,000. The stock issue combined the retirement of the loan with a stock purchase. The stock purchase was paid for partially in cash. The balance of the purchase price, $210,984.00 is recorded as a demand Note Receivable with no fixed interest. Even though this settlement was reached with the issuance of 5,000,000 shares of stock, continued demands for additional stock and or cash has been requested of the company by Treetop and its various creditors. The company has made multiple attempts to satisfy these requests while keeping the initial terms intact.

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

Additional shares of common stock, restricted under Rule 4(2), were issued in the quarter ended September30, 2006, as follows: The fair value of these shares was established by the trading price during the quarter, one cent, discounted 20% to $0.008 to allow for limited trading.

On August 3, 2006, 10,000,000 common shares were issued for services at $0.008 per share. The value of services was recorded as $80,000.
On August 8, 2006, 4,500,000 common shares were issued at $0.008 per share. The value of consulting was recorded as $36,000.
On August 8, 2006, 500,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $4,000.
On August 9, 2006, 4,000,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $32,000.
On August 18, 2006, 700,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $5,600.
On August 31, 2006, 300,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $2,400.
On September 29, 2006, 3,000,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $24,000.
On September 30, 2006, 4,000,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $32,000.

The common stock outstanding at November 14, 2006, was 4,352,411. This was following a 25 to 1 reverse stock split.

NOTE 6 - LITIGATION

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

Our Business

Victory Energy Corporation (OTC symbol VYEY), formerly known as Victory Capital Holdings Corporation (our “Company”) was organized under the laws of the State of Nevada on January 7, 1982, under the name All Things, Inc. On March 21, 1985, our Company’s name was changed to New Environmental Technologies Corporation; on April 28, 2003, our name was changed to Victory Capital Holdings Corporation and on May 3, 2006, it was changed to Victory Energy Corporation. Our Company was formed for the purpose of engaging in all lawful businesses. Our Company’s initial authorized capital consisted of 100,000,000 shares of $0.001 par value common voting stock and as of the date of this filing our authorized capital is 200,000,000 shares of $.001 par value common stock.

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

The first prospect is a prospective oil field known as N.E. Glasgow Prospect located in Montana. We have entered into a Farmout Agreement with Laser Exploration, Inc. (“Laser”) whereby Laser has farmed out certain leases through Rocky Mountain Exploration for drilling an exploratory well to a depth of an estimated 6,500 feet to test the various formations for potential commercial development. Rocky Mountain Exploration has assigned approximately 1,960 acres to the Company for 100% working interest reserving on to Rocky Mountain Exploration a 5% overriding royalty and a 12% total overriding royalty depending on specific retained landowner royalties. The second known prospect is the Mesa Prospect located in New Mexico:

1.	A percentage of the Company’s ownership interest may be sold off until we own a percentage of the prospect with no out-of-pocket expenses required from us; or

2.	We may seek to raise between $1 million and $4 million to finance each respected prospect in its entirety.

In the second and third quarters of 2006, we continued to investigate potential projects in the oil and gas industry.

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

Results of Operations for Period Ended June 30, 2006

As of September 30, 2006, the Company has not earned any revenues and has incurred a net loss to date of $5,248,233. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the three month period ended September 30, 2006, we incurred operating expenses in the amount of $345,424. These operating expenses included due diligence expenses, consulting fees, professional fees, and office and general expenses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 24, 2006, all litigation was settled between the Company and the former CEO. The Company settled the case for an estimated value of $280,000 to be realized over a 10-month period ending in May of 2007. The Company is unable to disclose the actual terms of this settlement as the court has sealed the settlement agreement.

In May 2006, we settled a past debt with Treetop Investments for 5,000,000 shares of our restricted common stock in a transaction combining settlement of debt and purchase of stock. . Even though this settlement was reached with the issuance of 5,000,000 shares of stock, continued demands for additional stock and or cash has been requested of the company by Treetop and its various creditors. The company has made multiple attempts to satisfy these requests while keeping the initial terms intact.
Neither the Company nor any of our officers or directors is involved in any other litigation either as plaintiffs or defendants and we have no knowledge of any threatened or pending litigation against us or any of our officers or directors.

Item 2. Preferred Stock

On August 22, 2006 the Board of Directors authorized the creation of a class of 10,000,000 preferred shares. The par value was set at $0.001 per share, with a cumulative 5% per annum dividend rate. The preferred shares carry the right to be converted at will to 100 shares of common stock.

Item 3. Subscriptions for Preferred Stock

During the three months ended September 30, 2006, the company received subscriptions for 149,827.58 convertible preferred shares, at the subscriptions price of $0.29 per share, pursuant to a regulation "S"
offshore offering, raising a total of $43,450. Proceeds were used for working capital and general administrations expenses.

The $43,450 raised in the third quarter augmented prepaid subscriptions of $203,500 raised in the second quarter, and totaled $246,950. The company subsequently issued 715,517.23 preferred shares pursuant to
Regulation "S" on October 22, 2006 in settlement of $246,950 prepaid subscriptions.

Item 4. Submission of Matters to a Vote of Security Holders

On October 26, 2006 the majority of the shares entitled to vote elected to complete a reverse split of our common stock on a 25 to 1 basis. This restructuring is to allow the company to facilitate its financing plans, which will enable the development of the existing oil and gas properties the company currently has underway.

Item 5. Defaults Upon Senior Securities

During the nine months ended September 30, 2006, we were not in default on any of our indebtedness.

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

Victory Energy Corporation

Date: November 13, 2006	By:	/s/ Jon Fullenkamp

Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer and Director