Form 10KSB
period 2006-12-31
VICTORY ENERGY CORP
filed 2007-04-17
CIK 700764

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 002-76219NY

VICTORY ENERGY CORPORATION
(Name of Small Business Issuer in its Charter)

NEVADA	87-0564472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 N. Curry Street
Carson City, Nevada 89703-4934
(Address of Principal Executive Offices)

Issuer’s Telephone Number:(866) 279-9257

Securities Registered under Section 12(b) of the Exchange Act: None.
Securities Registered under Section 12(g) of the Exchange Act: None.
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

State Issuer’s revenues for its most recent fiscal year: $- 0 -

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: On March 9, 2007, $3,894,800. There are 8,655,290 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there has been a limited “public market” for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of the closing bid price on this date.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: On March 9, 2007 there were 14,941,766 shares of common stock issued and outstanding

A description of “Documents Incorporated by Reference” is contained in Part III, Item 14.

Transitional Small Business Issuer Format Yes [ ] No [X ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report on Form 10-KSB and other statements issued or made from time to time by Victory Energy Corporation, a Nevada corporation, contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Victory Energy Corporation and its officers/directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Victory Energy Corporation is sometimes referred to herein as “we”, “us”, “our” and the “Company.”

General Background

Victory Energy Corporation, formerly known as New Environmental Technologies Corporation (our “Company”) was organized under the laws of the State of Nevada on January 7, 1982, under the name “All Things, Inc.” Our Company was formed for the purpose of engaging in all lawful businesses. Our Company’s authorized capital consists of 200,000,000 shares of $0.001 par value common voting stock.

On March 21, 1985, our Company’s name was changed to “New Environmental Technologies Corporation” and on April 28, 2006, our Company’s name was changed again to Victory Energy Corporation.

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

Current Business of the Company

Management has determined that the Company should focus on projects in the oil and gas industry. This is based upon a belief that this industry is becoming an economically viable sector in which to conduct business operations. The Company has targeted specific prospects and intends to engage in the drilling for oil and gas. Jon Fullenkamp, the Company’s President, has a great deal of experience in the oil and gas industry and has already recruited additional experience with the addition of a new director and advisory board member. Management has recently negotiated the mineral rights on 138,000 acres in Valley County Montana with a Letter of Intent that sets out the substantive terms of a Formal Agreement. The Company intends to commence drilling the first well to test one of the Lodgepole Reef prospects within three months of the execution of the final Agreement. A second well is intended to be started within four and half months to test a 34,000-acre shallow gas prospect on the leases. The third well under the Agreement is intended to be drilled to test a second Lodgepole Reef prospect, which will begin within eight months of the Agreement. We will earn a 50% working interest in the spacing unit covered by each well. We will also earn an undivided 1/6th working interest in all of the Valley County Leases after each well is drilled. An additional prospect for Victory is the Palo Duro Basin located in Floyd and Briscoe Counties Texas. Victory has established a letter of intent, which sets out the substantive terms of a Formal Agreement (“Agreement”) that Victory intends to complete and execute within 60 days. Under the Agreement, we will be required to commit up to one hundred thousand dollars ($100,000.00) for seismic evaluation to determine the first three drilling targets. In exchange, we will receive 50% of the mineral rights of all hydrocarbon deposits on the first eight sections, approximately 5,000 acres of land. During the evaluation of the drilling targets, and including the time to drill the first three wells, we will have the ability to exercise its irrevocable option to lease up to a total of 100,000 acres of mineral rights within the Palo Duro Basin.

We also hold an interest as a joint venture partner in the Mesa Gas Prospect located in Roosevelt County New Mexico. Additionally, the Company holds 1,960 acres in a prospective oilfield identified as N.E. Glasgow Prospect located in Montana which plans to be incorporated into the Company’s developments in Valley County Montana. We had taken on the evaluation of a prospect in Oklahoma identified as the Skedee Prospect. As we progressed into the due diligence of these prospects and the potential production, management determined that the development of the prospect was not worth the required investment capital. Even with the potential reduction in investment dollars, the prospects had an unacceptable pay back time for the initial investment. Management felt the shareholders would be better served by seeking other prospects.

We have no other employees at this time and it will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business. With the intended acquisition of oil and natural gas, we intend to establish ourself as an industry partner within the industry. Once we can establish a revenue base with cash flow, we will seek opportunities more aggressive in nature.

Marketing Considerations of our Product

The marketing of our prospects’ oil and gas production, if any, are affected by numerous factors beyond our control such as the availability and proximity of adequate pipelines or other transportation facilities, local, state and federal regulations affecting production, and fluctuations of supply and demand. Our production may be competing with crude oil imports and other energy sources such as coal and nuclear energy. Crude oil and natural gas must compete on a free market basis. Potential proposed legislation could decrease the demand for oil and gas in the future, however, management believes we are well poised to compete effectively in today’s market.

Competition

The oil and gas industry is highly competitive. We will be competing with other oil and gas companies with financial resources and staffs greater than those available to us, not only in the acquisition of oil and gas leases having potential for development, but also in the securing of funds to finance such operations. The production and sale of oil and gas are subject to the availability of a ready market, proximity to pipelines, and to the regulation of production, transportation and marketing by governmental authorities. There can also be competition among operators for drilling equipment, tubular goods, and drilling crews. Such competition may affect our ability to expeditiously develop our prospects.

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

Penny Stock

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

•	with a price of less than five dollars per share;

•	that are not traded on a “recognized” national exchange;

•	whose prices are not quoted on the NASDAQ automated quotation system; or

•
in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor’s account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

This procedure requires the broker/dealer to:

•	get information about the investor’s financial situation, investment experience and investment goals;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our Company has no property and limited assets; its principal executive office address and telephone number are provided to us by Jon Fullenkamp, our CEO.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not involved in any material pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 2006, a majority of the shares entitled to vote elected to complete a reverse split of our common stock on a 25 to 1 basis.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

The Company’s common stock is traded on the OTCBB under the symbol “VYEY.” The Company’s common stock consists of 200,000,000 shares authorized of which, as of March 9, 2007, there are 14,941,766 shares issued and outstanding. The following is the high and low prices of our stock for the last two fiscal years.

Quarterly Common Stock Price Ranges
2005	High	Low
First Quarter	$0.27	$0.05
Second Quarter	0.15	0.03
Third Quarter	0.15	0.03
Fourth Quarter	0.12	0.04

2006	High	Low
First Quarter	$0.15	$0.03
Second Quarter	0.10	0.03
Third Quarter	0.04	0.03
Fourth Quarter	0.50	0.02

B. Holders of Common Stock

As of March 31, 2007, there were approximately 898 holders of the Company’s common stock.

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

Management has determined that the Company should focus on projects in the oil and gas industry. This is based upon a belief that this industry is becoming an economically viable sector in which to conduct business operations. The Company has targeted specific prospects and intends to engage in the drilling for oil and gas. Jon Fullenkamp, the Company’s President, has a great deal of experience in the oil and gas industry and has already recruited additional experience with the addition of a new director and advisory board member. Management has recently negotiated the mineral rights on 138,000 acres in Valley County Montana with a Letter of Intent that sets out the substantive terms of a Formal Agreement. Victory will commence drilling the first well to test one of the Lodgepole Reef prospects within three months of the execution of the Agreement. A second well will be started within four and half months to test a 34,000-acre shallow gas prospect on the leases. The third well under the Agreement will be drilled to test a second Lodgepole Reef prospect, which will begin within eight months of the Agreement. Victory will earn a 50% working interest in the spacing unit covered by each well. Victory will also earn an undivided 1/6th working interest in all of the Valley County Leases after each well is drilled. An additional prospect for Victory is the Palo Duro Basin located in Floyd and Briscoe Counties Texas. Victory has established a letter of intent, which sets out the substantive terms of a Formal Agreement (“Agreement”) that Victory will complete and execute within 60 days. Under the Agreement, Victory will be required to conduct up to one hundred thousand dollars ($100,000.00) for seismic evaluation to determine the first three drilling targets. In exchange, Victory will receive 50% of the mineral rights of all hydrocarbon deposits on the first eight sections, approximately 5,000 acres of land. During the evaluation of the drilling targets, and including the time to drill the first three wells, Victory will have the ability to exercise its irrevocable option to lease up to a total of 100,000 acres of mineral rights within the Palo Duro Basin.

The Company also holds interest as a joint venture partner in the Mesa Gas Prospect located in Roosevelt County New Mexico. Additionally, the Company holds 1,960 acres in a prospective oilfield identified as N.E. Glasgow Prospect located in Montana which plans to be incorporated into the Company’s developments in Valley County Montana. The Company had taken on the evaluation of a prospect in Oklahoma identified as the Skedee Prospect. As the Company progressed into the due diligence of these prospects and the potential production, management determined that the development of the prospect was not worth the required investment capital. Even with the potential reduction in investment dollars, the prospects had an unacceptable pay back time for the initial investment. At that point, management felt the shareholders would be better served by seeking other prospects.

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

Results of Operations for Period Ended December 31, 2006

As of December 31, 2006, the Company has not earned any revenues and has incurred a net loss to date of $1,745.364. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the year ended December 31, 2006, we incurred operating expenses in the amount of $1,745,364. These operating expenses included due diligence expenses, consulting fees, professional fees and office and general expenses.

Results of Operation Subsequent to December 31, 2006

Based upon our efforts in seeking business opportunities in the oil and gas industry, we have agreed to move forward on all prospects.

Liquidity and Capital Resources

To date, we have financed our operations from funds put into the Company by our CEO. We intend to raise future capital from the sale of a percentage of our prospects to fund development and production or through the sale of our common stock to raise from $3 million to $8 million to finance the prospects in their entirety.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the year ended December 31, 2006.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Shareholders
Victory Capital Holdings Corporation
Ladera Ranch, California 92694

I have audited the accompanying consolidated balance sheet of Victory Capital Holdings Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations and of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has not yet commenced operations. This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Victory Energy Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the periods ended December 31, 2006 and 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has not yet commenced operations. This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Kinross-Kennedy
Certified Public Accountant
Irvine, California
April 2, 2006

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2006	2005
CURRENT ASSETS
Cash and Cash Equivalents	$-	$4,074
Note Receivable		88,300
Total Curent Assets	-	92,374

FIXED ASSETS, NET	-	1,096

OTHER ASSETS
Investment in Joint Venture	50,000	-

TOTAL ASSETS	$50,000	$93,470
LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITES
Bank Overdraft	$79	$-
Accounts Payable	19,142	330,970
Accrued Liabilities		11,416
Credit Line - WFB Business Line	56,961
Prepaid Subscriptions	203,500
Accrued Payroll		240,000
Total Current Liabilities	279,682	582,386

LONG TERM LIABILITIES
Notes Payable	-	146,431

OTHER LIABILITIES
Loan from Officer	690,085	83,367
Account Payable - Related Party	-	172,179
Accrued Liabilities - Related	-	121,000
Other Loans Payable	-
Total Other Liabilities	690,085	376,546

Total Liabilities	969,767	1,105,363

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 715,517 issued and outstanding	716
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 4,518,515 issued and outstanding	4,518	41,960
Additional paid-in capital	4,566,320	2,692,104
Deficit accumulated in the development stage	(5,491,321)	(3,745,957)

Total Stockholders' Deficit	(919,767)	(1,011,893)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,000	$93,470

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations

					For the period
					of Inception,
	For the		For the		from January 2,
	Three Months Ended		Year Ended		1982 through
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006
	Unaudited	Unaudited			Unaudited

Revenues	$-	$-	$-	$20,207	$20,207

Costs and Expenses

Consulting Expense	58,284	418,004	1,252,923	1,042,110	3,989,354
Land Leases			24,040	-
Wages and Salaries			22,500	-	270,500
General & Administrative	66,290	92,543	445,901	250,972	1,154,507

Total Expenses	124,574	510,547	1,745,364	1,293,082	5,414,361

Operating Loss	(124,574)	(510,547)	(1,745,364)	(1,272,875)	(5,394,154)

Other Income and (expenses)

Loss on abandonment of subsidiary		(50,900)		(50,900)	(50,900)
Loss from reduction in debt					(48,363)
Interest Expense					0
Other Income					2,096

Total Other Income and (expenses)	0	(50,900)	0	(50,900)	(97,167)

Net Loss	$(124,574)	$(561,447)	$(1,745,364)	$(1,323,775)	$(5,491,321)

Basic and Dilutive net loss per share	($0.00)	($0.01)	($0.02)	($0.05)

Weighted average number of shares
outstanding, basic and diluted	75,862,006	41,960,258	74,647,672	24,582,758

Dilutive effect of preferred stock	71,551,200		71,551,200

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the		For the		Inception on
	Three Months Ended		Year Ended		Jan. 7, 1982
	December 31,		December 31,		through
	2006	2005	2006	2005	Dec. 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:	Unaudited	Unaudited			Unaudited
Net Loss	$(124,574)	$(561,447)	$(1,745,364)	$(1,323,775)	$(5,280,337)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	198	207	1,096	828	2,294
Loss on extinguishment of debt					48,363
Loss on abandonment of subsidiary					50,900
Issuance of common stock for services rendered	560,710	545,323	1,261,805	575,940	3,454,136
Increase in Short Term Receivables			210,984
Decrease (Increase) in Prepaid Expenses				246
Increase (Decrease) in Deposits		(2,020)
Incrrease (Decrease) in Prepaid Subscriptions	(43,450)		203,500		203,500
Increase (Decrease) in accounts payable	9,966		(311,828)	312,900	19,142
Increase (Decrease) in accounts payable -related	(169,679)		(172,179)
Increase (Decrease) in accrued liabilities	(16,006)	416	(11,416)	416
Increase ( ) in Accrued Payroll and Payroll Taxes	(750,970)	(129,792)	(240,000)	102,208
Repayment of long term debt		(11,100)	(146,431)	(13,569)
Increase (decrease) in Accrued Liabilities - Related	(125,500)	11,000	(121,000)	11,000
Non-cash contributed capital					(524)
Net Cash provided by (used by)
Operating Activities	$(659,305)	$(147,413)	(1,070,833)	$(333,806)	$(1,502,526)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets					(2,294)
Purchase and Sale of Marketable Securities				(88,300)
Investment in Joint Venture			(50,000)		(50,000)
Net Cash (used by) Investing Activities	$0	$0	$(50,000)	$(88,300)	$(52,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable			122,684	160,000
Proceeds (Repayment) of Loans	(149,458)
Increase (decrease) in Credit Line	(4,167)		56,961		56,961
Proceeds (Repayment) of Loan from Officer	565,054		690,085	83,367	690,085
Proceeds (Repayment) of Note Payable-Related Party				24,252
Increase (Decrease) in Other Loans Payable	(19,000)
Contributed capital for rent and officers' compensation					2,438
Proceeds from the sale of Preferred Stock	246,950		246,950
Issuance of Common Stock for Cash				19,860	41,960
Proceeds from the sale of Common Stock					300,231
Proceeds from the sale of Preferred Stock					246,950
Contributed Capital by shareholders		138,701		138,701	216,116
Net Cash provided by Financing Activities	$639,379	$138,701	$1,116,680	$426,180	$1,554,741

NET INCREASE IN CASH	(19,926)	(8,712)	(4,153)	4,074	(79)
CASH AT BEGINNING OF PERIOD	19,847	12,786	4,074	-	-
CASH AT END OF PERIOD	$(79)	$4,074	$(79)	$4,074	$(79)

CASH PAID FOR:
Interest	$-		-	$-	$-
Income Taxes	$-		-	$-	$-

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Unaudited

						Accumulated
			Preferred		Additional	Deficit During
	Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	-	$-	-	$-	$-	$-	$-
Common stock for cash at $7.50/sh	6,000	6			45,000	-	45,006
Common stock for cash at $0.39/sh.	168,503	169			65,819	-	65,988
Net loss from inception Jan 7, 1982 to Dec. 31, 1982	-	-			-	(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175			110,819	(39,597)	71,397

Net loss, year ended Dec. 31, 1983	-	-			-	(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175			110,819	(110,994)	(0)

Common stock for cash at $25.00/sh.	57	0			1,425	-	1,425
Common stock for cash at $25.00/sh. per share	3	0			75	-	75
Common stock for cash at $0.025/sh. per share	1,580,000	1,580			38,373	-	39,953
Net loss - year ended Dec. 31, 1984	-	-			-	-	-
Balances at Dec. 31, 1984	1,754,563	1,755			150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)					(1,297)
Net loss - year ended Dec. 31, 1985	-	-			-	-	-
Balances at Dec. 31, 1985	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1986	-	-			-	-	-
Balances at Dec. 31, 1986	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1987	-	-			-	-	-
Balances at Dec. 31, 1987	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1988	-	-			-	-	-
Balances at Dec. 31, 1988	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1989	-	-			-	-	-
Balances at Dec. 31, 1989	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1990	-	-			-	-	-
Balances at Dec. 31, 1990	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1991	-	-			-	-	-
Balances at Dec. 31, 1991	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1992	-	-			-	-	-
Balances at Dec. 31, 1992	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1993	-	-			-	-	-
Balances at Dec. 31, 1993	458,431	458			150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)					(316)
Net loss - year ended Dec. 31, 1994	-	-			-	(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142			150,692	(117,650)	33,184

Common stock for cash at $0.001/sh.	2,357,895	2,359			-	-	2,359
Net loss - year ended Dec. 31, 1995	-	-			-	(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500			150,692	(166,747)	(13,555)

Common stock for cash at $0.001/sh.	120,000	120			-	-	120
Net loss - year ended Dec. 31, 1996	-	-			-	(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620			150,692	(168,428)	(15,116)

Net loss - year ended Dec. 31, 1997	-	-			-	(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620			150,692	(171,945)	(18,633)

Net loss - year ended Dec. 31, 1998	-	-			-	(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620			150,692	(174,424)	(21,112)

Net loss - year ended Dec. 31, 1999	-	-			-	(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620			150,692	(180,731)	(27,419)

Net loss - year ended Dec. 31, 2000	-	-			-	(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620			150,692	(189,742)	(36,430)

Net loss - year ended Dec. 31, 2001	-	-			-	(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620			150,692	(209,203)	(55,891)
Contributed capital for rent and
other compensation	-	-			1,950	-	1,950
Net loss - year ended Dec. 31, 2002	-	-			-	(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620			152,642	(223,163)	(67,901)
Contributed capital for rent and
officer compensation	-	-			488	-	488
Capital contributed by shareholders
via accounts payable and interest		-			77,415	-	77,415

Stock issued for services $0.025/sh.	13,389,932	13,390			321,358	-	334,748
Stock issued for services at $0.61/sh.	100,000	100			60,900	-	61,000
Stock for consulting at $0.47/share	10,000	10			4,690	-	4,700
Net loss - year ended Dec. 31, 2003	-	-			-	(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120			617,493	(816,125)	(182,512)

Stock issued for services at $0.16/sh	1,000,000	1,000			159,000	-	160,000
Stock issued for services at $0.17/sh.	1,800,000	1,800			304,200	-	306,000
Stock issued for services at $0.165/sh	800,000	800			131,200	-	132,000
Stock issued for services at $0.215/sh.	30,000	30			6,420	-	6,450
Stock issued for debt at $0.45 per sh.	150,000	150			67,350	-	67,500
Stock issued for services at $0.40/sh	300,000	300			119,700	-	120,000
Stock issued for services at $0.34/sh.	700,000	700			237,300	-	238,000
Stock issued for services at $0.41/sh.	300,000	300			122,700	-	123,000
Stock issued for services at $0.27/sh.	300,000	300			80,700	-	81,000
Stock issued for services at $0.22/sh.	600,000	600			131,400	-	132,000
Net loss - year ended Dec. 31, 2004						(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100			1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses					138,701		138,701
Stock issued for services at $0.03/sh.	19,860,000	19,860			575,940		595,800
Net loss - year ended Dec. 31, 2005						(1,323,775)	(1,323,775)
Balances at December 31, 2005	41,960,258	$41,960	-	$-	$2,692,104	$(3,745,957)	$(1,011,893)

Stock issued for services at $0.027/sh.	17,583,334	17,583			459,917		477,500
Common stock issued in debt
restructuring at $0.06 and $0.03	10,666,667	10,667			429,333		440,000
Stock issued for debt at $0.06/ sh.	5,000,000	5,000			295,000		300,000
Stock issued for services at $0.03/sh.	2,500,000	2,500			72,500		75,000
Stock issued for services at $0.05/sh.	500,000	500			24,500		25,000
Stock issued for services at $0.008/sh.	10,000,000	10,000			70,000		80,000
Stock for consulting at $0.008/sh.	4,500,000	4,500			31,500		36,000
Stock for consulting at $0.008/sh.	500,000	500			3,500		4,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Stock for consulting at $0.008/sh.	700,000	700			4,900		5,600
Stock for consulting at $0.008/sh.	300,000	300			2,100		2,400
Stock for consulting at $0.008/sh.	3,600,000	3,600			25,200		28,800
Stock for consulting at $0.008/sh.	3,000,000	3,000			21,000		24,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Balances before reverse split	108,810,259	$108,810	-	$-	$4,187,554	$(3,745,957)	$550,407

Reverse split 25 to 1	(104,457,849)	(104,458)	-	-	104,458		-
New Stock issued for rounding	890	1			(1)		-
Balances after reverse split	4,353,300	$4,353	-	$-	$4,292,011	$(3,745,957)	$550,407

Preferred stock for cash at $0.467/sh.			715,517	716	246,234		246,950
Common stock for rounding$0.50/sh.	1	-			-		-
Common stock for services $0.20/sh	5,200	5			1,035		1,040
Common stock for rounding$0.20/sh.	14	-			-		-
Common stock for services $0.17/sh.	160,000	160			27,040		27,200
Net loss - year ended Dec. 31, 2006						(1,745,364)	(1,745,364)
Balances at December 31, 2006	4,518,515	$4,518	715,517	$716	$4,566,320	$(5,491,321)	$(919,767)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

Victory Energy Corporation (OTC symbol VTYE), formerly known as Victory Capital Holdings Corporation (our “Company”) was organized under the laws of the State of Nevada on January 7, 1982, under the name All Things, Inc. On March 21, 1985 the Company’s name was changed to New Environmental Technologies Corporation and on April 28, 2003 to Victory Capital Holdings Corporation. The name was changed finally to Victory Energy Corporation on May 3, 2006.

The Company was formed for the purpose of engaging in all lawful businesses. The Company’s initial authorized capital consisted of 100,000,000 shares of $0.001 par value common voting stock and as of the date of this filing the authorized capital is 200,000,000 shares of $.001 par value common stock.

The consolidated financial statements presented are those of Victory Energy Corporation and subsidiaries.

On October 3, 2001, the Company formed a wholly owned subsidiary named Papadog, Inc. Papadog has since changed its name to Global Card Services, Inc and then to Global Card Incorporated, (“Global”). As of the date of this report, there has been no activity for this subsidiary.

On November 12, 2003, the Company formed a wholly owned subsidiary named On Demand Communications, Inc., (“On Demand”). As of the date of this report, there has been no activity for this subsidiary.

On May 27, 2005 the Company purchased 100% of the outstanding stock of L & M Resources, Inc., a Nevada corporation. On October 3, 2005 the Company abandoned the subsidiary, recording a loss of investment in the subsidiary of $50,900.

On November 27, 2006 the company incorporated a Nevada subsidiary, Victory Energy Resources, Inc. There was no activity in this company during 2006.

Current Business of the Company

The Company had no material business operations from 1989 to 2003. In 2004, the Company began the search for the acquisition of assets, property or businesses. In 2005 management focused on projects in the oil and gas industry, intending to drill for oil and gas on leased land. In 2006 the company entered into a farm-out agreement with the owner of certain oil and gas leases for a 100% working interest in an acreage in Montana, subject to overriding royalties. The Company also secured mineral rights in Montana and Texas, as well as a joint venture in New Mexico. It is evaluating a prospect in Oklahoma, as noted in Management Discussion. Jon Fullenkamp, the President/C.E.O., is the sole employee and has a great deal of experience in the oil and gas industry. The Company retains independent contractors to assist in operating and managing the prospects and projects.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a working capital deficit of $279,682 and a stockholders’ deficit of $919,737 at December 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 7, 1982. Since inception, the Company has incurred operating losses totaling $5.5 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a third party loan. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Principles of Consolidation

The consolidated financial statements include those of Victory Energy Corporation and its wholly owned subsidiaries, Global Card Incorporated, On Demand Communications, Inc. and Victory Energy Resources, Inc. All material inter-company items and transactions have been eliminated.

Loss Per Share

Basic earnings per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if preferred stock at the end of the applicable period were exercised. The dilutive stock is considered potentially converted at the beginning of the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2006 and 2005.

In 2006 a reverse stock split of Common Stock occurred on a 25 to 1 basis. Common shares outstanding is given retroactive effect to the beginning of the year 2006.
	2006		2005
Numerator:

Basic and diluted net loss per share:
Net Loss	$	(1,745,364)	$(1,323,775)

Denominator

Basic and diluted weighted average
number of shares outstanding		74,647,672	24,582,758

Basic and Diluted Net Loss Per Share		$(0.02)	$(0.05)

Dilutive effect of Preferred Stock		71,551,700

Equipment and Fixtures

Equipment and fixtures are recorded at cost. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets as follows.

Description	Years

Furniture and fixtures	7
Computer hardware and software	3-5

Equipment and fixtures have been fully depreciated.

Recent Accounting Pronouncements

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management adopted Statement 123(R) in December of 2005.

Restricted stock is granted from time to time to company officers and consultants under Rule 4 (2). The fair value of restricted stock is measured by the closing stock price on the date of issue. This stock immediately vests and the compensation expense is recorded immediately.

NOTE 3 - RELATED PARTY TRANSACTIONS

Five ledger accounts in the books of the Company relating to loans, salaries and out-of-pocket expenses payable to the President/C.E.O., Jon Fullenkamp, were combined into one account “Loan from Officer”, which totaled $690,085 at December 31, 2006. The retroactive effect of the combination of accounts on the December 31, 2005 statements would be a Loan from Officer of $817,516.

During 2006 and 2005 the President/CEO incurred $121,535 and $83,367 respectively in reimbursable expenses on behalf of the Company. $75,000 was repaid in 2006. These amounts are included in “Loan from Officer”. Under the terms of the employment agreement, the employee may at his election convert any and all funds due to him into shares of the Company’s common stock at a conversion price of $0.01 per share.

The President/CEO was issued a total of 5,400,000 common shares of restricted stock in payment for accrued and deferred compensation during the year.

In March 2006 the company issued a promissory note to a group of stockholders for consideration of $141,458 in cash. The terms were to be repayable in one year at an interest rate of 10%, payable quarterly. Interest was deferred. In December, 2006 the note was reclassified as prepaid subscriptions, reflecting an accommodation with the stockholders.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Share Exchange Agreement

On March 8, 2005, the Company entered into a Share Exchange Agreement with Union Media News (“Union”), a Nevada corporation, calling for cooperation in various joint ventures. The agreement lapsed in 2006.

Note Payable

Based upon a despute involving funds raised for the company by Treetop Investments, the company executed a demand note for $160,000 to Treetop Investments Inc. in July, 2005 at an interest rate of 10% payable upon demand. A moratorium on interest was negotiated with the lender. Repayments of $13,569 were made further to demands. A three way settlement was reached on May 1, 2006, wherein:

-
Treetop received 5 million shares of restricted stock for the balance of Victory’s promissory note, plus $75,000 cash in installments, the note being secured by 10,666,667 shares of Victory common stock. Treetop agreed to release the security.

-
OGM Management agreed to buy 8,666,667 shares of the security stock from Victory in five installments, at current market price $0.06 per share, totaling $520,000 “common stock debt”. The balance of the security, 2,000,000 shares, was allocated to legal fees.

The stock price subsequently retreated and the agreement was nullified after the first installment. Two million shares were transferred in payment. The final balance of the security shares, 6,666,667, was subsequently issued for services rendered by individuals.

NOTE 5 - CAPITAL STOCK TRANSACTIONS

Common Stock Transactions During the Year Ended December 31, 2004

In February 2004, the Company issued a total of 3,600,000 shares of its common stock to various consultants for services rendered. The shares were valued using the closing price of the stock at the date of issuance at a total of $598,000 or an average of $0.166 per share.

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

Common Stock Transactions During the Year Ended December 31, 2005

On January 5, 2005, the Company authorized and issued 19,860,000 shares of the Company’s common stock at $0.03 per share, owed under an employment agreement to the current president and CEO.

Common Stock Transactions During the Year Ended December 31, 2006

 On March 12, 2006, the Board of Directors effected a change to the articles of the corporation, increasing the number of shares authorized to be issued from 100,000,000 to 200,000,000.

During the three months ended March 31, 2006 the company issued 17,583,334 shares of common stock, of which 2,583,334 were restricted under Rule 4 (2), to company officers and consultants for services. Under FASB SFAS No.123 (revised 2004), the value of the services was measured by the fair value of the stock. The fair value of the stock was established by the average trading price at closing on the dates of issue in January 2006, $0.027 per share. The value of services rendered was therefore recorded as $477,500.

Additional Common Stock

As of December 31, 2005, there were 10,666,667 shares of common stock that had been issued in July 2, 2003 in anticipation of a proposed transaction which was never consummated. The shares were being held in the Company’s name. Since the shares were issued without consideration nor as a result of an economic transaction, they had no basis in value and were not shown as issued and outstanding or treasury shares in the financial statements of December 31, 2005.

On May 1, 2006 these shares were hypothecated in a debt restructuring with Treetop Investments, Inc. The 10,666,667 shares were released in the restructuring and issued for stock purchase, (2,000,000), for legal fees (2,000,000) and for services rendered, (6,666,667). The shares were valued at the market price on the dates of issue, $0.06, $0.06 and $0.03 respectively, totaling $440,000.

Third and Fourth Quarters, Year Ended December 31, 2006

On May 10, 2006 5,000,000 restricted shares were issued to Treetop Investments, Inc. at a price of $0.06 per share in a debt restructuring that combined retiring a loan with sale of stock. The fair value of the issue was recorded as $300,000.

On May 15, 2006 2,500,000 shares were issued for services. The fair value of the stock was established by the market price on that day of $0.03 per share. The value of the services was recorded as $75,000.

On June 1, 2006 500,000 shares were issued for consulting services. The fair value of the stock was established by the market price on that day of $0.05 per share. The value of the services was recorded as $25,000.

 In the third quarter ending September30, 2006, an additional 30,600,000 shares of common stock, restricted under Rule 4(2), were issued as follows:

- For Services 10,000,000,
- For Consultants 20,600,000.

The fair value of these shares was established by the trading price during the quarter, one cent, discounted 20% to $0.008 to allow for limited trading. The issues were:

On August 3, 2006, 10,000,000 common shares were issued for services at $0.008 per share. The value of services was recorded as $80,000.

On August 8, 2006, 4,500,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $36,000.

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

On September 29, 2006, 3,600,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $28,800.

On September 29, 2006, 3,000,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $24,000.

On September 30, 2006, 4,000,000 common shares were issued for consulting at $0.008 per share. The value of consulting was recorded as $32,000.

Reverse Common Stock Split

The Common Stock issued and outstanding at October 26, 2006 was 108,810,259. On this date the Board of Directors declared a reverse stock split of the Company’s Common Stock, converting the common stock on a 25 to 1 basis. Common shares outstanding were reduced by 104,457,849. New stock outstanding after the split and after issuing 890 shares for rounding was 4,353,300. The effect on the balance sheet was to increase Paid-in Capital by $104,458 and to reduce Common Stock by $104,458, a neutral effect on stockholders’ equity.

On October 20, 2005 one share was issued at $0.50, valued de minimus, for rounding following the reverse split.

On November 11, 2006 5,200 shares were issued for services valued at $1,040 at market value of $0.20 per share.

On December 5, 2006, 14 shares valued de minimus were issued for rounding.

On December 27, 2006, 160,000 shares were issued for services, valued at $27,200, at market value of $0.17.

The total of issued and outstanding common shares at December 31, 2006 and 2005 was 4,815,515 and 41,960,258 respectively.

Preferred Stock

On August 22, 2006 the Board of Directors resolved to amend the Articles of Incorporation, to authorize 10,000,000 shares of preferred stock, having a par value of $0.001. The stock is convertible to common stock at will in a ratio of 1 preferred to 100 common. Preferred stockholders may vote as common stockholders on any matter on which common stockholders can vote, and in accordance with the underlying common stock held. Preferred stock dividends may be declared by the Board of Directors.

On October 20, 2006, 715,512.23 preferred shares were issued for cash at $0.467 each pursuant to Regulation “S”, realizing $246,950.

The total of issued and outstanding preferred shares at December 31, 2006 and 2005 was 715,512 and zero, respectively.

NOTE 6 - LITIGATION

On November 19, 2004 Ring Central, Inc. filed a complaint for breach of contract against the Company, asserting they were owed by the Company $10,000 due under the terms of their contract. On February 15, 2005, the Company reached a settlement with the plaintiff and agreed to pay Ring Central a total of $11,000 in several installments. This amount was initially recorded as an accrued liability and was paid in full during 2006.

On December 28, 2004, the Company was served with an action for breach of contract with a former independent contractor. The complaint sought damages in excess of $200,000 plus punitive damages in an unstated amount. On July 24, 2006 the Company negotiated a settlement that was sealed by the court. The estimated value of the settlement, $280,000, was retired in stock.

Neither the Company nor any of the officers or directors is involved in any other litigation either as plaintiffs or defendants and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

Name	Age	Title
Jon Fullenkamp	52	President, CEO and Chairman of the Board of Directors
Rick May	62	Director
Perry Mansell	60	Director

Biography of Officers and Directors

Jon Fullenkamp - CEO, President and Chairman of the Board

Mr. Fullenkamp is a petroleum industry executive with over 25 years of experience. From 1990 to present, he has established a consistent track record of promotion and leadership with a proven ability to assimilate new technology across industry segments, and has developed new markets and new revenue streams. Mr. Fullenkamp possesses a track record of effectively and consistently reducing costs of doing business, reducing employee turnover, producing superior profit margins, and personally re-negotiated numerous supplier agreements. Mr. Fullenkamp joined Victory Energy Corporation in 2004 and became the Chairman and CEO in January 2005. He brings with him the vision to expand the Company into the energy market segments due to his background, focused on the petroleum industry. He has a broad knowledge of the oil and gas industry, having completed wells in the shallow reserves in the Appalachian Mountains to the deepest wells in the world located in the Anadarko basin.

Rick May - Board Member

Mr. May’s extensive professional career began following his undergraduate degree in Finance from California Polytechnic State University, and where later he attend the MBA program while working for Data General Corporation. Mr. May’s initial success started when he founded Profit Systems Incorporated, a company that created software packages for route accounting and inventory control companies. Later he became the Chief Financial Officer and the Chief Operations Officer for a national retail chain where he instituted on-line transactions, automation, and centralized inventory.

Mr. May then joined other key industry individuals to become a founding member of SCS Corporation, a major technology supplier. SCS Corporation specialized in automation solutions, with projects in operation at several major airports.

Following early retirement from SCS, Mr. May became a principal in Service Industries Systems, an integrated solutions provider, and partnered with Gemplus of France to bring new products to the industrialized countries. Mr. May’s partners in SIS included German, English, and French integrators.

Mr. May was appointed to the Board of Directors of HoloTag, a technology company in Cambridge, England. Mr. May returned to his California office to found RJI in 2001.

In 2004, Mr. May joined SecureSTAR Corporation as a partner. SecureSTAR produces technology products for commercial and government use. Also in 2004, Mr. May joined TrustView Partners to provide solutions in China. In 2006, Mr. May joined Knights Technologies as an advisor.

Today, Mr. May operates as a partner in SecureSTAR, RJI, Knights Technologies, and TrustView Partners.

Perry Mansell - Board Member

Mr. Mansell’s experience includes a professional career at North American Rockwell - Space Division heading up the Testing Team. This involved working with NASA in the areas of reaction control, environmental control and waste management systems for the Apollo Command and Service Modules.

In 1970 Mansell Construction was founded focusing on commercial and industrial projects; the company continues to flourish today. Specific projects to the petroleum industry include the construction of fuel depots and refurbishment of refineries and pipelines. Mr. Mansell is well known in his industry and is called upon to present as an expert his opinion in situations where an outside expert is required.

Mr. Mansell’s experience in serving in and knowledge of local government is an asset to the Company. His stand on environmentally favorable projects that affect the local economy is positive and visionary. This will serve the Company well as it moves forward on a national level.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table reflects all forms of compensation for the fiscal year ended December 31, 2006:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)(1)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other compensation ($)
Jon Fullenkamp, CEO, President & Director	2006	$0	n/a	n/a	5,400,000(1)	0	0	0
Perry Mansell, Director	2006	$0	n/a	n/a	40,000	0	0	0
Rick May, Director	2006	$0	n/a	n/a	40,000	0	0	0

(1) Represents an accrued and deferred compensation through December 31, 2006 which was taken in the form of restricted stock.

Options granted in the last fiscal year

At the end of fiscal year ending December 31, 2006, no executive officer or director was granted option to purchase shares of common stock.

Fiscal year-end option values

During the fiscal year ending December 31, 2006, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2006, no executive officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

As of December 31, 2006, directors were paid in restricted stock for serving on the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2006, information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the Company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of the date of this Report by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s common stock (ii) existing shareholders, (iii) and all others as a group.

Title of	Name and Address	Amount and Nature	Percent of
Class	of Beneficial Owner	of Beneficial Owners	Ownership
Common	Jon Fullenkamp	6,206,476 (1)	42%
	112 N Curry Street, Carson City, NV 89703-4934
Common	Rick May	40,000	0%
	112 N Curry Street, Carson City, NV 89703-4934
Common	Perry Mansell	40,000	0%
	112 N Curry Street, Carson City, NV 89703-4934
(1) Includes shares held by Virgin Family Trust LLP of which Mr. Fullenkamp is the trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

a) The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit
3.1	Articles of incorporation and amendments (1)
3.2	Certificate of Amendment, dated April 28, 2003 (2)
3.3	Bylaws (2)
3.4	Certificate of Amendment, dated May 3, 2006
3.5	Certificate of Amendment, dated August 22, 2006
14	Code of Ethics
31	Rule 13a-14(a)/15d-14a(a) Certification
32	Section 1350 Certification
______________________
1. Incorporated by reference to Form 10-KSB filed on January 12, 2001.
2. Incorporated by reference to Form 10-KSB filed on April 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees - the aggregate fees billed for the year ended December 31, 2006 and 2005 the audit of the Company’s financial statements, review of the interim financial statements and services provided in connection with regulatory filings totaled $6,700 and $26,607 respectively.

3. Tax Fees - there were no tax fees billed during the year ended December 31, 2006 and 2005.

4. All Other Fees - there were no other fees billed during the year ended December 31, 2006 and for 2005.

There is no audit committee at present.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ENERGY CORPORATION

Date: April 13, 2007	By:	/s/ Jon Fullenkamp
_______________________ Jon Fullenkamp
CEO, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

VICTORY ENERGY CORPORATION

Date: April 13, 2007	By:	/s/ Jon Fullenkamp
_______________________ Jon Fullenkamp
CEO, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)