Form 10QSB
period 2007-03-31
VICTORY ENERGY CORP
filed 2007-05-21
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: _______ to _______

Commission file number: 2-76219-NY

VICTORY ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0564472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

112 N Curry Street, Carson City, Nevada 89703-4934
(Address of principal executive offices)

(866) 279-9257
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 3, 2007, there were 16,497,766 shares of our common stock outstanding.

Transitional Small Business Disclosure Format.   YES [ ] NO [X]

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet, March 31, 2007 (unaudited) and	2
December 31, 2006 (audited)

Consolidated Statement of Operations, for the three months ended March 31, 2007	3
and 2006, and cumulative from inception to March 31, 2007 (unaudited)

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from	4
January 7, 1982 (inception) through March 31, 2007 (unaudited)

Consolidated Statements of Cash Flows, for the three months ended	5
March 31, 2007 and 2006, and cumulative from inception (Jan. 7, 1982)
to March 31, 2007 (unaudited)

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2007	2006
CURRENT ASSETS	Unaudited
Cash and Cash Equivalents	$592	$-
Subscriptions Receivable	1,189,020	-
Total Curent Assets	1,189,612	-

FIXED ASSETS, NET	-	-

OTHER ASSETS
Investment in Joint Venture	50,000	50,000

TOTAL ASSETS	$1,239,612	$50,000

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITES
Bank Overdraft	$-	$79
Accounts Payable	32,418	19,142
Credit Line - WFB Business Line	79,847	56,961
Prepaid Subscriptions	203,500	203,500
Total Current Liabilities	315,765	279,682

OTHER LIABILITIES
Loan from Officer	873,581	690,085
Total Other Liabilities	873,581	690,085

Total Liabilities	1,189,346	969,767

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 715,517 issued and outstanding	716	716
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 16,497,766 issued and outstanding	16,498	4,518
Additional paid-in capital	6,693,348	4,566,320
Deficit accumulated in the development stage	(6,660,296)	(5,491,321)

Total Stockholders' Deficit	50,266	(919,767)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,239,612	$50,000

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations

			For the period
			of Inception,
	For the		from January 2,
	Three Months Ended		1982 through
	March 31,		December 31,
	2007	2006	2006
	Unaudited	Unaudited	Unaudited

Revenues	$-	$-	$20,207

Costs and Expenses

Consulting Expense	1,042,988	600,240	3,989,354
Land Leases	4,500	25,000
Wages and Salaries	-	22,500	270,500
General & Administrative	121,487	128,138	1,154,507

Total Expenses	1,168,975	775,878	5,414,361

Operating Loss	(1,168,975)	(775,878)	(5,394,154)

Other Income and (expenses)

Loss on abandonment of subsidiary			(50,900)
Loss from reduction in debt			(48,363)
Interest Expense			0
Other Income			2,096

Total Other Income and (expenses)	0	0	(97,167)

Net Loss	$(1,168,975)	$(775,878)	$(5,491,321)

Basic and Dilutive net loss per share	($0.09)	($0.02)

Weighted average number of shares
outstanding, basic and diluted	12,923,505	42,085,258

Dilutive effect of preferred stock (Note 2)	0

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the		Inception from
	Three Months Ended		Jan. 7, 1982
	March 31,		through
	2007	2006	Dec. 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:	Unaudited	Unaudited	Unaudited
Net Loss	$(1,168,975)	$(775,878)	$(6,660,296)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation			2,294
Loss on extinguishment of debt			48,363
Loss on abandonment of subsidiary			50,900
Issuance of common stock for services rendered	2,139,008	527,500	5,593,144
Increase in Short Term Receivables
Decrease (Increase) in Prepaid Expenses
Increase (Decrease) in Deposits
Incrrease (Decrease) in Prepaid Subscriptions			203,500
(Incrrease) Decrease in Subscriptions Receivable	(1,189,020)		(1,189,020)
Increase (Decrease) in accounts payable	13,276		32,148
Increase (Decrease) in accounts payable -related
Increase (Decrease) in accrued liabilities		(11,416)
Increase ( ) in Accrued Payroll and Payroll Taxes		76,006
Repayment of long term debt
Increase (decrease) in Accrued Liabilities - Related
Non-cash contributed capital			(524)
Net Cash provided by (used by)
Operating Activities	(205,711)	(183,788)	(1,919,491)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets			(2,294)
Purchase and Sale of Marketable Securities
Investment in Joint Venture			(50,000)
Net Cash (used by) Investing Activities	0	0	(52,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable
Proceeds (Repayment) of Loans
Increase (decrease) in Credit Line	22,886		79,147
Proceeds (Repayment) of Loan from Officer	183,496	58,354	873,581
Proceeds (Repayment) of Note Payable-Related Party
Increase (Decrease) in Other Loans Payable
Contributed capital for rent and officers' compensation			2,438
Proceeds from the sale of Preferred Stock
Issuance of Common Stock for Cash		149,458	41,960
Proceeds from the sale of Common Stock			300,231
Proceeds from the sale of Preferred Stock			246,950
Contributed Capital by shareholders			428,070
Net Cash provided by Financing Activities	206,382	207,812	1,972,377
NET INCREASE IN CASH	671	24,024	592
CASH AT BEGINNING OF PERIOD	(79)	4,074	-
CASH AT END OF PERIOD	$592	$28,098	$592

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Unaudited

						Accumulated
					Additional	Deficit During
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	0	$-	0	0	$-	$-	$-
Common stock for cash at $7.50/sh	6,000	6			45,000	0	45,006
Common stock for cash at $0.39/sh.	168,503	169			65,819	0	65,988
Net loss from inception Jan 7, 1982 to Dec. 31, 1982	0	0			0	(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175			110,819	(39,597)	71,397

Net loss, year ended Dec. 31, 1983	0	0			0	(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175			110,819	(110,994)	(0)

Common stock for cash at $25.00/sh.	57	0			1,425	0	1,425
Common stock for cash at $25.00/sh. per share	3	0			75	0	75
Common stock for cash at $0.025/sh. per share	1,580,000	1,580			38,373	0	39,953
Net loss - year ended Dec. 31, 1984	0	0			0	0	0
Balances at Dec. 31, 1984	1,754,563	1,755			150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)					(1,297)
Net loss - year ended Dec. 31, 1985	0	0			0	0	0
Balances at Dec. 31, 1985	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1986	0	0			0	0	0
Balances at Dec. 31, 1986	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1987	0	0			0	0	0
Balances at Dec. 31, 1987	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1988	0	0			0	0	0
Balances at Dec. 31, 1988	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1989	0	0			0	0	0
Balances at Dec. 31, 1989	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1990	0	0			0	0	0
Balances at Dec. 31, 1990	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1991	0	0			0	0	0
Balances at Dec. 31, 1991	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1992	0	0			0	0	0
Balances at Dec. 31, 1992	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1993	0	0			0	0	0
Balances at Dec. 31, 1993	458,431	458			150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)					(316)
Net loss - year ended Dec. 31, 1994	0	0			0	(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142			150,692	(117,650)	33,184

Common stock for cash at $0.001/sh.	2,357,895	2,359			0	0	2,359
Net loss - year ended Dec. 31, 1995	0	0			0	(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500			150,692	(166,747)	(13,555)

Common stock for cash at $0.001/sh.	120,000	120			0	0	120
Net loss - year ended Dec. 31, 1996	0	0			0	(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620			150,692	(168,428)	(15,116)

Net loss - year ended Dec. 31, 1997	0	0			0	(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620			150,692	(171,945)	(18,633)

Net loss - year ended Dec. 31, 1998	0	0			0	(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620			150,692	(174,424)	(21,112)

Net loss - year ended Dec. 31, 1999	0	0			0	(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620			150,692	(180,731)	(27,419)

Net loss - year ended Dec. 31, 2000	0	0			0	(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620			150,692	(189,742)	(36,430)

Net loss - year ended Dec. 31, 2001	0	0			0	(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620			150,692	(209,203)	(55,891)
Contributed capital for rent and
other compensation	0	0			1,950	0	1,950
Net loss - year ended Dec. 31, 2002	0	0			0	(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620			152,642	(223,163)	(67,901)
Contributed capital for rent and
officer compensation	0	0			488	0	488
Capital contributed by shareholders
via accounts payable and interest		0			77,415	0	77,415

Stock issued for services $0.025/sh.	13,389,932	13,390			321,358	0	334,748
Stock issued for services at $0.61/sh.	100,000	100			60,900	0	61,000
Stock for consulting at $0.47/share	10,000	10			4,690	0	4,700
Net loss - year ended Dec. 31, 2003	0	0			0	(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120			617,493	(816,125)	(182,512)

Stock issued for services at $0.16/sh	1,000,000	1,000			159,000	0	160,000
Stock issued for services at $0.17/sh.	1,800,000	1,800			304,200	0	306,000
Stock issued for services at $0.165/sh	800,000	800			131,200	0	132,000
Stock issued for services at $0.215/sh.	30,000	30			6,420	0	6,450
Stock issued for debt at $0.45 per sh.	150,000	150			67,350	0	67,500
Stock issued for services at $0.40/sh	300,000	300			119,700	0	120,000
Stock issued for services at $0.34/sh.	700,000	700			237,300	0	238,000
Stock issued for services at $0.41/sh.	300,000	300			122,700	0	123,000
Stock issued for services at $0.27/sh.	300,000	300			80,700	0	81,000
Stock issued for services at $0.22/sh.	600,000	600			131,400	0	132,000
Net loss - year ended Dec. 31, 2004						(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100			1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses					138,701		138,701
Stock issued for services at $0.03/sh.	19,860,000	19,860			575,940		595,800
Net loss - year ended Dec. 31, 2005						(1,323,775)	(1,323,775)
Balances at December 31, 2005	41,960,258	41,960	0	0	2,692,104	(3,745,957)	(1,011,893)

Stock issued for services at $0.027/sh.	17,583,334	17,583			459,917		477,500
Common stock issued in debt
restructuring at $0.06 and $0.03	10,666,667	10,667			429,333		440,000
Stock issued for debt at $0.06/ sh.	5,000,000	5,000			295,000		300,000
Stock issued for services at $0.03/sh.	2,500,000	2,500			72,500		75,000
Stock issued for services at $0.05/sh.	500,000	500			24,500		25,000
Stock issued for services at $0.008/sh.	10,000,000	10,000			70,000		80,000
Stock for consulting at $0.008/sh.	4,500,000	4,500			31,500		36,000
Stock for consulting at $0.008/sh.	500,000	500			3,500		4,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Stock for consulting at $0.008/sh.	700,000	700			4,900		5,600
Stock for consulting at $0.008/sh.	300,000	300			2,100		2,400
Stock for consulting at $0.008/sh.	3,600,000	3,600			25,200		28,800
Stock for consulting at $0.008/sh.	3,000,000	3,000			21,000		24,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Balances before reverse split	108,810,259	108,810	0	0	4,187,554	(3,745,957)	550,407

Reverse split 25 to 1	(104,457,849)	(104,458)	0	0	104,458		0
New Stock issued for rounding	890	1			(1)		0
Balances after reverse split	4,353,300	4,353	0	0	4,292,011	(3,745,957)	550,407

Preferred stock for cash at $0.467/sh.			715,517	716	246,234		246,950
Common stock for rounding$0.50/sh.	1	0			0		0
Common stock for services $0.20/sh	5,200	5			1,035		1,040
Common stock for rounding$0.20/sh.	14	0			0		0
Common stock for services $0.17/sh.	160,000	160			27,040		27,200
Net loss - year ended Dec. 31, 2006						(1,745,364)	(1,745,364)
Balances at December 31, 2006	4,518,515	4,518	715,517	716	4,566,320	(5,491,321)	(919,767)

Common stock for services $0.15/sh	6,277,251	6,278			935,310		941,588
Common stock sold @ $0.21/sh	5,662,000	5,662			1,183,358		1,189,020
Common stock for services $0.21/sh	40,000	40			8,360		8,400
Net loss - 3 mo ended Nar. 31, 2006						(1,168,975)	(1,168,975)
Balances at March 31, 2006	16,497,766	16,498	715,517	716	6,693,348	(6,660,296)	50,266

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

The consolidated financial statements presented are those of Victory Energy Corporation and subsidiaries. These abridged notes should be read in conjunction with those of the Company’s audited financial statements of December 31, 2006.

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

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as January 7, 1982. Since inception, the Company has incurred operating losses totaling $6.66 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a bank line of credit. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Principles of Consolidation

The consolidated financial statements include those of Victory Energy Corporation and its wholly owned subsidiaries, Global Card Incorporated, On Demand Communications, Inc. and Victory Energy Resources, Inc. All material inter-company items and transactions have been eliminated. There was no activity in the subsidiaries in the first quarter of 2007 and during 2006.

Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if preferred stock at the end of the applicable period were exercised. These potential dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2007 because the Company incurred a loss in the period, and thus their effect would have been anti-dilutive. At March 31, 2007, potentially dilutive securities consisted of 715,517 shares of preferred stock, convertible at the rate of 1 preferred share to 100 common shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006.

In 2006 a reverse stock split of Common Stock occurred on a 25 to 1 basis.

	March 31, 2007		March 31, 2006
Numerator:

Basic and diluted net loss per share:

Net Loss	$	(1,168,975)	$	(775,878)

Denominator

Basic and diluted weighted average
number of shares outstanding		12,923,505		42,085,258

Basic and Diluted Net Loss Per Share		$(0.09)		$(0.02)

2006 Loss per share giving retroactive effect
to reverse stock split in 2006:

Basic and diluted weighted average
number of shares outstanding				1,683,410

Basic and Diluted Net Loss Per Share				$(0.46)

Dilutive effect of Preferred Stock		Nil		N/A

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

Restricted stock is granted from time to time to company officers and consultants under Rule
144 (2). The fair value of restricted stock is measured by the closing stock price on the date of issue. This stock immediately vests and the compensation expense is recorded immediately.

NOTE 3 - RELATED PARTY TRANSACTIONS

Five ledger accounts in the books of the Company relating to loans, salaries and out-of-pocket expenses payable to the President/C.E.O., Jon Fullenkamp, were combined into one account “Loan from Officer”, which totaled $690,085 at December 31, 2006. The loan is non-interest bearing and payable on demand. Under the terms of the employment agreement, the employee may at his election convert any and all funds due to him into shares of the Company’s common stock at a conversion price of $0.01 per share. In practice, in prior years, funds due to him were converted at a discounted market value.

The balance in Loan From Officer at March 31, 2007 was $873,581, and at December 31, 2006, $690,085.

In the three months ended March 31, 2007 and 2006 the President/CEO incurred $41,578 and $44,360 respectively in reimbursable expenses on behalf of the Company.

In March 2006 the company issued a promissory note to a group of stockholders for consideration of $141,458 in cash. The terms were to be repayable in one year at an interest rate of 10%, payable quarterly. Interest was deferred. In December, 2006 the note was reclassified to prepaid subscriptions, reflecting an accommodation with the stockholders.

NOTE 4 - INVESTMENT IN JOINT VENTURE

In May, 2006 the Company paid $50,000 to Geosurveys, Inc, a geophysical survey company of oil and gas prospects. This was part of an agreement with Eldorado Exploration, Inc. whereby the Company obtained a 2 ½ percent working interest in a prospective oil well called the Mesa #1 well on leased land in New Mexico. The agreement provides for cost sharing of drilling costs.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There were no additional commitments and contingencies in the three months ended March 31, 2006.

NOTE 6 - CAPITAL STOCK TRANSACTIONS

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

First Quarter of 2007

On January 22, 2007, 6,277,251 shares of common stock were issued for services at $0.15 per share. $941,588 was recorded as consulting fees.

On February 1, 2007, 5,662,000 shares were issued at $0.21 for subscriptions receivable of $1,189,020.

On March 1, 2007, 40,000 shares were issued to a Director for services rendered at $0.21 per share. $8,400 was recorded as consulting fees.

The total of issued and outstanding common shares at March 31, 2007 was 16,497,766 and at December 31, 2006, 4,815,515.

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

The total of issued and outstanding preferred shares at March 31, 2007 and December 31, 2006 and 2005 was 715,512.

NOTE 7 - LITIGATION

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

Current Business of the Company

Management has determined that the Company will focus on projects in the oil and gas industry. This is based upon a belief that this industry is becoming an economically viable sector in which to conduct business operations. We have targeted specific prospects and intend to engage in the drilling for oil and gas. Jon Fullenkamp, our President, has a great deal of experience in the oil and gas industry and has already recruited additional experience with the addition of new directors and advisory board member.

Management has determined that the Company should focus on projects in the oil and gas industry. This is based upon a belief that this industry is becoming an economically viable sector in which to conduct business operations. The Company has targeted specific prospects and intends to engage in the drilling for oil and gas. Jon Fullenkamp, the Company’s President, has a great deal of experience in the oil and gas industry and has already recruited additional experience with the addition of new directors and advisory board member. Management has recently negotiated the mineral rights on a prospect for Victory in the Palo Duro Basin located in Floyd and Briscoe Counties Texas. Victory has established a letter of intent which sets out the substantive terms of a Formal Agreement (“Agreement”) that Victory intends to complete and execute. Under the Agreement, we will be required to commit up to one hundred thousand dollars ($100,000.00) for seismic evaluation to determine the first three drilling targets. In exchange, we will receive 50% of the mineral rights of all hydrocarbon deposits on the first eight sections, approximately 5,000 acres of land. During the evaluation of the drilling targets, and including the time to drill the first three wells, we will have the ability to exercise its irrevocable option to lease up to a total of 100,000 acres of mineral rights within the Palo Duro Basin.

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

Results of Operations for Period Ended March 31, 2007

As of March 31, 2007, the Company has not earned any revenues and has incurred a net loss to date of $1,168,075. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the three month period ended March 31, 2007, we incurred operating expenses in the amount of $1.168,975. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds put into the Company by our CEO. We intend to raise future capital from the sale of a percentage of our prospects to fund development and production or through the sale of our common stock to finance the prospects in their entirety.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, we issued 12,144,466 shares of common stock.

Item 3. Defaults Upon Senior Securities

During the three months ended March 31, 2007, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2007, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.	Description of Exhibit

31	Certification of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive/Financial Officer pursuant to Section 906
23.1	Consent of Independent Registered Public Accountant
(b) A report on Form 8-K was filed January 8, 2007

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Victory Energy Corporation

Date: May 21, 2007     /s/ Jon Fullenkamp
---------------------------------------
Jon Fullenkamp
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
and Director

Date: May 21, 2007     /s/ Rick May
----------------------------------------
Rick May, Director

Date: May 21, 2007     /s/ Perry Mansell
-----------------------------------------
Perry Mansell, Director