Form 10QSB
period 2007-06-30
VICTORY ENERGY CORP
filed 2007-08-14
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2007

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

(866) 279-9257
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:  YES [X]   NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES [_]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2007, there were 31,285,366 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet, June 30, 2007 (unaudited) and
December 31, 2006 (audited)	3

Consolidated Statement of Operations, for the three months ended June 30, 2007
and 2006, and cumulative from inception to June 30, 2007 (unaudited)	4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from
January 7, 1982 (inception) through June 30, 2007 (unaudited)	5

Consolidated Statements of Cash Flows, for the three months ended
June 30, 2007 and 2006, and cumulative from inception (Jan. 7, 1982)
to June 30, 2007 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS
Cash and Cash Equivalents	$-	$-
Subscriptions Receivable	735,000	-
Total Curent Assets	735,000	-

FIXED ASSETS, NET	-	-

OTHER ASSETS
Investment in Joint Venture	50,000	50,000

TOTAL ASSETS	$785,000	$50,000

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITES
Bank Overdraft	$11,760	$79
Accounts Payable	40,440	19,142
Credit Line - WFB Business Line	80,622	56,961
Prepaid Subscriptions	203,500	203,500
Total Current Liabilities	336,322	279,682

OTHER LIABILITIES
Loan from Officer	988,565	690,085
Total Other Liabilities	988,565	690,085

Total Liabilities	1,324,887	969,767

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 630,517 issued and outstanding	631	716
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 31,285,366 issued and outstanding	31,286	4,518
Additional paid-in capital	7,999,041	4,566,320
Deficit accumulated in the development stage	(8,570,845)	(5,491,321)

Total Stockholders' Deficit	(539,887)	(919,767)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$785,000	$50,000

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
Unaudited

					For the period
					of Inception,
	For the		For the		from January 2,
	Three Months Ended		Six Months Ended		1982 through
	June 30,		June 30,		June 30
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$20,207

Costs and Expenses

Consulting Expense	680,494	142,575	2,912,501	742,835	6,901,855
Land Leases	4,500	(960)	6,180	24,040	6,180
Wages and Salaries	-			22,500	270,500
General & Administrative	36,535	239,360	160,843	367,497	1,315,350

Total Expenses	721,529	380,975	3,079,524	1,156,872	8,493,885

Operating Loss	(721,529)	(380,975)	(3,079,524)	(1,156,872)	(8,473,678)

Other Income and (expenses)

Loss on abandonment of subsidiary					(50,900)
Loss from reduction in debt					(48,363)
Interest Expense					0
Other Income					2,096

Total Other Income and (expenses)	0	0	0	0	(97,167)

Net Loss	$(721,529)	$(380,975)	$(3,079,524)	$(1,156,872)	$(8,570,845)

Basic and Dilutive net loss per share	$(0.036)	$(0.150)	$(0.187)	$(0.534)

Weighted average number of shares
outstanding, basic and diluted	19,973,370	2,535,590	16,467,912	2,167,655
		(Restated)		(Restated)
		Note 2		Note 2
Dilutive effect of preferred stock,	0		0
(Note 2)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

	For the		For the		Inception from
	Three Months Ended		Six Months Ended		Jan. 7, 1982
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,910,549)	$(380,974)	$(3,079,524)	$(1,156,852)	$(8,570,845)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation		599		599	2,294
Loss on extinguishment of debt					48,363
Loss on abandonment of subsidiary					50,900
Issuance of common stock for services rendered		400,000	585,396	877,500	6,178,540
Increase in Short Term Receivables		88,300		(122,684)
Decrease (Increase) in Prepaid Expenses		153,500		50,000
Increase (Decrease) in Deposits				153,500
Incrrease (Decrease) in Prepaid Subscriptions			(735,000)		203,500
(Incrrease) Decrease in Subscriptions Receivable	454,020				(735,000)
Increase (Decrease) in accounts payable	8,022	(330,970)	21,298	(330,970)	40,440
Increase (Decrease) in accrued liabilities				4,590
Increase (Decrease ) in Accrued Payroll,P'roll Taxes		(300,000)		450,970
Increase (Decrease) in Short Termn Receivables		(210,984)
Repayment of long term debt		(146,431)
Increase (decrease) in Accrued Liabilities-Related		690,970		(2,500)
Non-cash contributed capital					(524)
Net Cash provided by (used by)
Operating Activities	(1,448,507)	(35,990)	(3,207,830)	(75,847)	(2,782,332)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets					(2,294)
Investment in Joint Venture		(50,000)		(50,000)	(50,000)
Net Cash (used by) Investing Activities	0	(50,000)	0	(50,000)	(52,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable				3,027
Proceeds (Repayment) of Loans
Increase (decrease) in Credit Line	775		23,661		80,622
Proceeds (Repayment) of Loan from Officer	114,984	58,310	298,480	116,664	988,565
Proceeds (Repayment) of Note Payable-Related Party		(2,500)
Increase (Decrease) in Other Loans Payable
Contributed capital for rent and officers' compensation					2,438
Proceeds from the sale of Preferred Stock
Proceeds from the sale/conversion of Common Stock	14,788		23,980		342,191
Proceeds from the sale/conversion of Preferred Stock	(85)		(85)		246,950
Contributed Capital by shareholders	1,305,693		2,850,113		1,162,100
Net Cash provided by Financing Activities	1,436,155	55,810	3,196,149	119,691	2,822,866
NET INCREASE IN CASH	(12,352)	(30,180)	(11,681)	(6,156)	(11,760)
CASH AT BEGINNING OF PERIOD	592	28,098	(79)	4,074	-
CASH AT END OF PERIOD	$(11,760)	$(2,082)	$(11,760)	$(2,082)	$(11,760)

CASH PAID FOR:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

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

The consolidated financial statements presented are those of Victory Energy Corporation and subsidiaries.   While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these abridged interim financial statements be read in conjunction with the Company’s December 31, 2006 annual financial statements.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

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

On November 27, 2006 the company incorporated a Nevada subsidiary, Victory Energy Resources, Inc.   There was no activity in this company during 2007.  The name of the subsidiary was changed to Victory Carbon Solutions. There was no activity in this company during 2007.

Current Business of the Company

The Company had no material business operations from 1989 to 2003. In 2004, the Company began the search for the acquisition of assets, property or businesses.  In 2005 management focused on projects in the oil and gas industry, intending to drill for oil and gas on leased land.  In 2006 the company entered into a farm-out agreement with the owner of certain oil and gas leases for a 100% working interest in acreage in Montana, subject to overriding royalties.  The Company also secured mineral rights in Montana and Texas, as well as a joint venture in New Mexico.  Jon Fullenkamp, the President/C.E.O., is the sole employee and has a great deal of experience in the oil and gas industry.  The Company retains independent contractors to assist in operating and managing the prospects and projects.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of June 30, 2007 and December 31, 2006 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 7, 1982.  Since inception, the Company has incurred operating losses totaling $8,570,845, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital.  The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a bank line of credit. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Principles of Consolidation

The consolidated financial statements include those of Victory Carbon Solutions, Inc. and its wholly owned subsidiaries, Global Card Incorporated, On Demand Communications, Inc. and Victory Energy Resources, Inc. All material inter-company items and transactions have been eliminated.  There was no activity in the subsidiaries in the first six months of 2007 and during 2006.

Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if preferred stock at the end of the applicable period were exercised. These potential dilutive securities were not included in the calculation of loss per share for the six months ended June 30, 2007 because the Company incurred a loss in the period, and thus their effect would have been anti-dilutive.  At June 30, 2007, potentially dilutive securities consisted of 630,517 shares of preferred stock, convertible at the rate of 1 preferred share to 100 common shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2007 and 2006.

In 2006 a reverse stock split of Common Stock occurred on a 25 to 1 basis.
The June 30, 2006 loss per share for the first three months and six months of 2006 has been restated accordingly, giving retroactive effect to the reverse stock split.

	June 30, 2007	June 30, 2006
Numerator:

Basic and diluted net loss per share:

Net Loss	$(3,079,524)	$(1,156,87)

Denominator

Basic and diluted weighted average
number of shares outstanding	16,467,912	2,167,655

Basic and Diluted Net Loss Per Share	$(0.19)	$(0.53)
	(Restated)

Dilutive effect of Preferred Stock	Nil	N/A

Equipment and Fixtures

Equipment and fixtures are recorded at cost.  Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets as follows.

Description	Years

Furniture and fixtures	7
Computer hardware and software	3-5

Equipment and fixtures have been fully depreciated.

NOTE 3 – RELATED PARTY TRANSACTIONS

Five ledger accounts in the books of the Company relating to loans, salaries and out-of-pocket expenses payable to the President/C.E.O., Jon Fullenkamp, were combined into one account “Loan from Officer”, which totaled $988,565 at June 30, 2007.  The loan is non-interest bearing and payable on demand.  Under the terms of the employment agreement, the employee may at his election convert any and all funds due to him into shares of the Company’s common stock at a conversion price of $0.01 per share. In practice, in prior years, funds due to him were converted at a discounted market value.

In the six months ended June 30, 2007 and 2006 the President/CEO incurred $63,178 and $111,184 respectively in reimbursable expenses on behalf of the Company.

In March 2006 the company issued a promissory note to a group of stockholders for consideration of $141,458 in cash. The terms were to be repayable in one year at an interest rate of 10%, payable quarterly.  Interest was deferred. In December, 2006 the note was reclassified to prepaid subscriptions, reflecting an accommodation with the stockholders.

NOTE 4 – INVESTMENT IN JOINT VENTURE

In May, 2006 the Company paid $50,000 to Geosurveys, Inc, a geophysical survey company of oil and gas prospects.  This was part of an agreement with Eldorado Exploration, Inc. whereby the Company obtained a 2 ½ percent working interest in a prospective oil well called the Mesa #1 well on leased land in New Mexico.   The agreement provides for cost sharing of drilling costs.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There were no additional commitments and contingencies in the six months ended June 30, 2006.

NOTE 6 – CAPITAL STOCK TRANSACTIONS

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

On December 27, 2006, 160,000 shares were issued for services, valued at $27,200, at market value of $0.17.

2007

On January 22, 2007, 6,277,251 shares of common stock were issued for services at  $0.15 per share.  $941,588 was recorded as consulting fees.

On February 1, 2007, 5,662,000 shares of common stock were issued at $0.21 for subscriptions receivable of  $1,189,020.

On March 1, 2007, 40,000 shares of common stock were issued to a Director for services rendered at $0.21 per share.    $8,400 was recorded as consulting fees.

On May 7, 2007, 1,710,000 shares of common stock were issued for services at $0.21 per share.    $359,100 was recorded as consulting fees.

On June 5, 2007, 1,077,600 shares of common stock were issued for services at $0.21 per share.    $226,296 was recorded as consulting fees.

On June 13, 2007, 850,000 shares of common stock were issued to preferred stockholders in a conversion of 85,000 shares of preferred stock to common, converted at the rate of one share of preferred stock to 100 shares of common stock.

On June 15, 3,500,000 shares of common stock were issued at $0.21 per share for subscriptions receivable of $735,000.

The total of issued and outstanding common shares at June 30, 2007 and 2006  was 31,285,366  and 2,701,7 44 respectively, (June 30, 2006 restated for 25 to 1 stock split October 26, 2006).

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

On June 13, 2007 85,000 shares of preferred stock were converted, at the rate of one share of preferred stock to 100 shares of common stock, to 850,000 shares common stock.

The total of issued and outstanding preferred shares at June 30, 2007 and 2006 was 630,517 and zero, respectively.

NOTE 7 – LITIGATION

During the second quarter of 2007, a former consultant solicited the courts for the shortfall between the original settlement amount and the amount realized in a court action.  On June 6, 2007, the Corporation delivered final settlement, but appealed the court’s decision.  The appeal process will take approximately 12 months to be reviewed by the appellate court.

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

Victory Carbon Solutions Inc. was formed as a wholly owned subsidiary of the Corporation to participate in the Green House Gas opportunities currently available in today’s energy markets and for the Corporation to join in the Carbon Credits exchange currently offered as part of the Chicago Climate Exchange.  In addition the Corporation will utilize this platform to establish a fund having a focus of investing in Carbon Credits as well as financing eco-friendly projects like, windmill farms, geothermal production, solar farms, and other energy saving projects.

Management has recently negotiated the mineral rights on a prospect for Victory in the Palo Duro Basin located in Briscoe County Texas. Victory has established a letter of intent which sets out the substantive terms of a Formal Agreement (“Agreement”) that Victory intends to complete and execute. Under the Agreement, we will be required to commit up to one hundred thousand dollars ($100,000.00) for seismic evaluation to determine the first three drilling targets. In exchange, we will receive 50% of the mineral rights of all hydrocarbon deposits on the first eight sections, approximately 10 sections of land. During the evaluation of the drilling targets, and including the time to drill the first three wells, we will have the ability to exercise its irrevocable option to lease up to a total of 100,000 acres of mineral rights within the Palo Duro Basin.

The Corporation also holds interest as a joint venture partner in the Mesa Gas Prospect located in Roosevelt County New Mexico. This Prospect is a 12,000-acre field targeted primarily for gas.  Additionally, the Corporation owns the mineral rights in a prospective oilfield identified as N.E. Glasgow Prospect located in Valley County Montana.  This particular acreage has a Wrench Fault identified geologically.  The acreage also has indications of Lodgepole Reef deposits.   We had taken on the evaluation of a prospect in Oklahoma identified as the Skedee Prospect. As we progressed into the due diligence of these prospects and the potential production, management determined that the development of the prospect was not worth the required investment capital. Even with the potential reduction in investment dollars, the prospects had an unacceptable pay back time for the initial investment. Management felt the shareholders would be better served by seeking other prospects.

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

Results of Operations for Period Ended June 30, 2007

As of June 30, 2007, the Company has not earned any revenues and has incurred a net loss to date of $8,570,845. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the six month period ended June 30, 2007, we incurred operating expenses in the amount of $3.079,524. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds put into the Company by our CEO. We intend to raise future capital from the sale of a percentage of our prospects to fund development and production or through the sale of our common stock to finance the prospects in their entirety.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132®”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Item 3.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the second quarter of 2007, the former consultant solicited the courts for the shortfall between the original settlement amount and the amount realized.  On June 6, 2007, the Corporation delivered final settlement, but appealed the court’s decision.  The appeal process will take approximately 12 months to be reviewed by the appellate court.

On July 24, 2006, all litigation was settled between the Company and a former consultant. The Company settled the case for an estimated value of $280,000 to be realized over a 10-month period ending in May of 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, we issued 14,787,600 shares of common stock of which was a conversion of 85,000 shares of preferred to 8,500,000 shares to common stock.

Item 3.  Defaults Upon Senior Securities

During the three months ended June 30, 2007, we were not in default on any of our indebtedness.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 18, 2007, we submitted certain matters to a vote of our shareholders at our annual meeting. Pursuant to a majority vote of shareholders of record as of March 23, 2007, we received approval and ratification of the following actions:

1.	Election of Jon Fullenkamp to serve as CEO, President and Chairman of the Board of Directors;
2.	Election of Rick May as a Director;
3.	Election of Perry Mansell as a Director;
4.	Ratification of the Company’s name change effective May 3, 2006;
5.	Ratification of a 25:1 reverse split of the Corporation’s common stock on November 19, 2006;
6.	Ratification of the authorization of 10,000,000 shares of Preferred Stock with rights and preferences to be determined by the Board of Directors at the time of issuance.

There were no other matters submitted to a vote of our shareholders.

Item 5.  Other Information.

None

Item 6.  Exhibits

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

Victory Energy Corporation

Date: August 14, 2007                                                                                     /s/  Jon Fullenkamp
---------------------------------------
Jon Fullenkamp
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
and Director

Date:  August 14, 2007                                                                                  /s/ Rick May
        ----------------------------------------
        Rick May, Director

Date:  August 14, 2007                                                                                  /s/ Perry Mansell
       -----------------------------------------
       Perry Mansell, Director