Form 10QSB
period 2007-09-30
VICTORY ENERGY CORP
filed 2007-11-14
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2007, there were 31,285,366 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet, September 30, 2007 (unaudited) and
December 31, 2006 (audited)	3

Consolidated Statement of Operations, for the three months ended September 30, 2007
and 2006, and cumulative from inception to June 30, 2007 (unaudited)	4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from
January 7, 1982 (inception) through September 30, 2007 (unaudited)	5

Consolidated Statements of Cash Flows, for the three months ended
September 30, 2007 and 2006, and cumulative from inception (Jan. 7, 1982)
to September 30, 2007 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	18

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2007	2006
	Unaudited
CURRENT ASSETS
Cash and Cash Equivalents	$129	$-
Subscriptions Receivable	735,000	-
Total Curent Assets	735,129	-

FIXED ASSETS, NET	-	-

OTHER ASSETS
Investment in Joint Venture	50,000	50,000

TOTAL ASSETS	$785,129	$50,000

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITES
Bank Overdraft	$-	$79
Accounts Payable	34,600	19,142
Credit Line - WFB Business Line	80,840	56,961
Prepaid Subscriptions	203,500	203,500
Total Current Liabilities	318,940	279,682

OTHER LIABILITIES
Loan from Officer	1,148,235	690,085
Total Other Liabilities	1,148,235	690,085

Total Liabilities	1,467,175	969,767

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 630,517 issued and outstanding	631	716
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 31,285,366 issued and outstanding	31,286	4,518
Additional paid-in capital	7,999,041	4,566,320
Deficit accumulated in the development stage	(8,713,004)	(5,491,321)

Total Stockholders' Deficit	(682,046)	(919,767)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$785,129	$50,000

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
Unaudited

					For the period
					of Inception,
	For the		For the		from January 2,
	Three Months Ended		Nine Months Ended		1982 through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$20,207

Costs and Expenses

Consulting Expense	95,000	254,350	3,007,501	997,165	6,901,855
Land Leases	-	-	1,680	24,040	25,720
Wages and Salaries	-	80,000		102,500	270,500
General & Administrative	47,159	11,074	212,502	378,571	1,407,969

Total Expenses	142,159	345,424	3,221,683	1,502,276	8,606,044

Operating Loss	(142,159)	(345,424)	(3,221,683)	(1,502,276)	(8,585,837)

Other Income and (expenses)

Loss on abandonment of subsidiary					(50,900)
Loss from reduction in debt					(48,363)
Interest Expense					0
Other Income					2,096

Total Other Income and (expenses)	0	0	0	0	(97,167)

Net Loss	$(142,159)	$(345,424)	$(3,221,683)	$(1,502,276)	$(8,683,004)

Basic and Dilutive net loss per share	$(0.00)	$(0.11)	$(0.15)	$(0.56)

Weighted average number of shares
outstanding, basic and diluted	31,285,366	3,179,439	21,461,340	2,691,443
		(Restated)		(Restated)
		Note 2		Note 2
Dilutive effect of preferred stock,	0		0
(Note 2)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Unaudited
						Accumulated
					Additional	Deficit During
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	0	$-	0	$-	$-	$-	$-
Common stock for cash at $7.50/sh	6,000	6			45,000	0	45,006
Common stock for cash at $0.39/sh.	168,503	169			65,819	0	65,988
Net loss from inception to Dec. 31,'82	0	0			0	(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175			110,819	(39,597)	71,397

Net loss, year ended Dec. 31, 1983	0	0			0	(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175			110,819	(110,994)	(0)

Common stock for cash at $25.00/sh.	57	0			1,425	0	1,425
Common stock for cash at $25.00/sh. per share	3	0			75	0	75
Common stock for cash at $0.025/sh. per share	1,580,000	1,580			38,373	0	39,953
Net loss - year ended Dec. 31, 1984	0	0			0	0	0
Balances at Dec. 31, 1984	1,754,563	1,755			150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)					(1,297)
Net loss - year ended Dec. 31, 1985	0	0			0	0	0
Balances at Dec. 31, 1985	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1986	0	0			0	0	0
Balances at Dec. 31, 1986	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1987	0	0			0	0	0
Balances at Dec. 31, 1987	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1988	0	0			0	0	0
Balances at Dec. 31, 1988	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1989	0	0			0	0	0
Balances at Dec. 31, 1989	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1990	0	0			0	0	0
Balances at Dec. 31, 1990	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1991	0	0			0	0	0
Balances at Dec. 31, 1991	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1992	0	0			0	0	0
Balances at Dec. 31, 1992	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1993	0	0			0	0	0
Balances at Dec. 31, 1993	458,431	458			150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)					(316)
Net loss - year ended Dec. 31, 1994	0	0			0	(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142			150,692	(117,650)	33,184

Common stock for cash at $0.001/sh.	2,357,895	2,359			0	0	2,359
Net loss - year ended Dec. 31, 1995	0	0			0	(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500			150,692	(166,747)	(13,555)

Common stock for cash at $0.001/sh.	120,000	120			0	0	120
Net loss - year ended Dec. 31, 1996	0	0			0	(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620			150,692	(168,428)	(15,116)

Net loss - year ended Dec. 31, 1997	0	0			0	(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620			150,692	(171,945)	(18,633)

Net loss - year ended Dec. 31, 1998	0	0			0	(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620			150,692	(174,424)	(21,112)

Net loss - year ended Dec. 31, 1999	0	0			0	(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620			150,692	(180,731)	(27,419)

Net loss - year ended Dec. 31, 2000	0	0			0	(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620			150,692	(189,742)	(36,430)

Net loss - year ended Dec. 31, 2001	0	0			0	(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620			150,692	(209,203)	(55,891)
Contributed capital for rent and
other compensation	0	0			1,950	0	1,950
Net loss - year ended Dec. 31, 2002	0	0			0	(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620			152,642	(223,163)	(67,901)
Contributed capital for rent and
officer compensation	0	0			488	0	488
Capital contributed by shareholders
via accounts payable and interest		0			77,415	0	77,415

Stock issued for services $0.025/sh.	13,389,932	13,390			321,358	0	334,748
Stock issued for services at $0.61/sh.	100,000	100			60,900	0	61,000
Stock for consulting at $0.47/share	10,000	10			4,690	0	4,700
Net loss - year ended Dec. 31, 2003	0	0			0	(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120			617,493	(816,125)	(182,512)

Stock issued for services at $0.16/sh	1,000,000	1,000			159,000	0	160,000
Stock issued for services at $0.17/sh.	1,800,000	1,800			304,200	0	306,000
Stock issued for services at $0.165/sh	800,000	800			131,200	0	132,000
Stock issued for services at $0.215/sh.	30,000	30			6,420	0	6,450
Stock issued for debt at $0.45 per sh.	150,000	150			67,350	0	67,500
Stock issued for services at $0.40/sh	300,000	300			119,700	0	120,000
Stock issued for services at $0.34/sh.	700,000	700			237,300	0	238,000
Stock issued for services at $0.41/sh.	300,000	300			122,700	0	123,000
Stock issued for services at $0.27/sh.	300,000	300			80,700	0	81,000
Stock issued for services at $0.22/sh.	600,000	600			131,400	0	132,000
Net loss - year ended Dec. 31, 2004						(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100			1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses					138,701		138,701
Stock issued for services at $0.03/sh.	19,860,000	19,860			575,940		595,800
Net loss - year ended Dec. 31, 2005						(1,323,775)	(1,323,775)
Balances at December 31, 2005	41,960,258	41,960	0	0	2,692,104	(3,745,957)	(1,011,893)

Stock issued for services at $0.027/sh.	17,583,334	17,583			459,917		477,500
Common stock issued in debt
restructuring at $0.06 and $0.03	10,666,667	10,667			429,333		440,000
Stock issued for debt at $0.06/ sh.	5,000,000	5,000			295,000		300,000
Stock issued for services at $0.03/sh.	2,500,000	2,500			72,500		75,000
Stock issued for services at $0.05/sh.	500,000	500			24,500		25,000
Stock issued for services at $0.008/sh.	10,000,000	10,000			70,000		80,000
Stock for consulting at $0.008/sh.	4,500,000	4,500			31,500		36,000
Stock for consulting at $0.008/sh.	500,000	500			3,500		4,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Stock for consulting at $0.008/sh.	700,000	700			4,900		5,600
Stock for consulting at $0.008/sh.	300,000	300			2,100		2,400
Stock for consulting at $0.008/sh.	3,600,000	3,600			25,200		28,800
Stock for consulting at $0.008/sh.	3,000,000	3,000			21,000		24,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Balances before reverse split	108,810,259	108,810	0	0	4,187,554	(3,745,957)	550,407

Reverse split 25 to 1	(104,457,849)	(104,458)	0	0	104,458		0
New Stock issued for rounding	890	1			(1)		0
Balances after reverse split	4,353,300	4,353	0	0	4,292,011	(3,745,957)	550,407

Preferred stock for cash at $0.467/sh.			715,517	716	246,234		246,950
Common stock for rounding$0.50/sh.	1	0			0		0
Common stock for services $0.20/sh	5,200	5			1,035		1,040
Common stock for rounding$0.20/sh.	14	0			0		0
Common stock for services $0.17/sh.	160,000	160			27,040		27,200
Net loss - year ended Dec. 31, 2006						(1,745,364)	(1,745,364)
Balances at December 31, 2006	4,518,515	4,518	715,517	716	4,566,320	(5,491,321)	(919,767)

Common stock for services $0.15/sh	6,277,251	6,278			935,310		941,588
Common stock sold @ $0.21/sh	5,662,000	5,662			1,183,358		1,189,020
Common stock for services $0.21/sh	40,000	40			8,360		8,400
Common stock for services $0.21/sh	2,787,600	2,788			582,608		585,396
Common stock subscribed, issued $0.21	3,500,000	3,500			731,500		735,000
Preferred Stock converted to common	8,500,000	8,500	(85,000)	(85)	(8,415)		0
Net loss - 9 mo ended Sep. 30, 2007						(3,221,683)	(3,221,683)
Balances at September 30, 2007	31,285,366	$31,286	630,517	$631	$7,999,041	$(8,713,004)	$(682,046)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

	For the		For the		Inception from
	Three Months Ended		Nine Months Ended		Jan. 7, 1982
	September 30,		September 30,		through
	2007	2006	2007	2006	Sep. 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(142,159)	$(345,424)	$(3,221,683)	$(1,502,276)	$(8,584,504)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation		299		898	2,294
Loss on extinguishment of debt					48,363
Loss on abandonment of subsidiary					50,900
Issuance of common stock for services rendered		244,800	1,535,384	1,122,300	6,178,540
Increase in Short Term Receivables
Decrease (Increase) in Prepaid Expenses		43,450		246,950
Increase (Decrease) in Deposits
Incrrease (Decrease) in Prepaid Subscriptions					203,500
(Incrrease) Decrease in Subscriptions Receivable			(735,000)		(735,000)
Increase (Decrease) in accounts payable	(5,840)	9,176	15,458	(321,794)	34,600
Increase (Decrease) in accrued liabilities		16,006		4,590
Increase (Decrease ) in Accrued Payroll,P'roll Taxes		43,994		510,970
Increase (Decrease) in Short Term Receivables
Repayment of long term debt
Increase (decrease) in Accrued Liabilities-Related		4,500		4,500
Non-cash contributed capital					(524)
Net Cash provided by (used by)
Operating Activities	(147,999)	16,801	(2,405,841)	66,138	(2,801,831)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets					(2,294)
Purchase / Sale of Marketable Securities				88,300
Investment in Joint Venture				(50,000)	(50,000)
Net Cash (used by) Investing Activities	0	0	0	38,300	(52,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable				3,027
Proceeds (Repayment) of Loans				(210,984)
Increase (decrease) in Credit Line	218	61,128	23,879	61,128	80,840
Proceeds (Repayment) of Loan from Officer	159,670	(75,000)	458,150	41,664	1,019,735
Proceeds (Repayment) of Note Payable-Related Party				(2,500)
Increase (Decrease) in Other Loans Payable		19,000		19,000
Contributed capital for rent and officers' compensation					2,438
Proceeds from the sale of Preferred Stock
Proceeds from the sale/conversion of Common Stock			1,189,020		1,504,291
Commons stock subscribed, issued			735,000
Proceeds from the sale/conversion of Preferred Stock					246,950
Contributed Capital by shareholders
Net Cash provided by Financing Activities	159,888	5,128	2,406,049	(88,665)	2,854,254
NET INCREASE IN CASH	11,889	21,929	208	15,773	129
CASH AT BEGINNING OF PERIOD	(11,760)	(2,082)	(79)	4,074	-
CASH AT END OF PERIOD	$129	$19,847	$129	$19,847	$129
CASH PAID FOR:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

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

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

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

On November 27, 2006 the company incorporated a Nevada  subsidiary,  Victory Energy Resources, Inc.   The name of the subsidiary was changed to Victory Carbon Solutions, Inc.  There has been no activity in this company.

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

The Corporation has secured the options on five (5) shallow gas wells located in the Adams-Baggett Ranch located in Crockett County Texas.  The Adams-Baggett Canyon Sandstone gas field is located in the Permian Basin part of the 6th largest known oil and gas reserves in the world.  The Canyon Sandstone formation is found at a depth of 4,300 feet to 4,900 feet.  Each well drilled in the field has an estimated proven undeveloped reserve of 500 Million cubic feet of gas per well, giving a total of approximately 2.5 Billion cubic feet of natural gas of proven undeveloped reserves for the Corporation.  The Corporation has an addition first right of refusal on five (5) more options as it evaluates the initial five (5) wells to be drilled.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of September 30, 2007 and December 31, 2006 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses.  The Company incurred a net loss of $3,221,683 and a negative cash flow from operations of $2,405,841 during the nine months ended September 30, 2007, and a shareholders’ deficiency of $682,046 at September 30, 2007.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 7, 1982.  Since inception, the Company has incurred operating losses totaling $8,713,004, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital.  The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a bank line of credit. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Principles of Consolidation

The consolidated financial statements include those of Victory Energy Corporation and its wholly owned subsidiaries, Global Card Incorporated, On Demand Communications, Inc. and Victory Energy Resources, Inc. All material inter-company items and transactions have been eliminated.  There was no activity in the subsidiaries in the first nine months of 2007 and during 2006.

Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if preferred stock at the end of the applicable period were exercised. These potential dilutive securities were not included in the calculation of loss per share for the nine months ended September 30, 2007 because the Company incurred a loss in the period, and thus their effect would have been anti-dilutive.  At September 30, 2007, potentially dilutive securities consisted of 630,517 shares of preferred stock, convertible at the rate of 1 preferred share to 100 common shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2007 and 2006.

In 2006 a reverse stock split of Common Stock occurred on a 25 to 1 basis.
The September, 2006 loss per share for the first three months and nine months of 2006 has been restated accordingly, giving retroactive effect to the reverse stock split.

	September 30, 2007	September 30, 2006
Numerator:

Basic and diluted net loss per share:

Net Loss	$(3,221,683)	$(1,502,276)

Denominator

Basic and diluted weighted average
number of shares outstanding	21,461,340	2,691,443

Basic and Diluted Net Loss Per Share	$(0.15)	$(0.56)
		(Restated)

Dilutive effect of Preferred Stock	Nil	N/A

Equipment and Fixtures

Equipment and fixtures are recorded at cost.  Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets as follows.

Description	Years

Furniture and fixtures	7
Computer hardware and software	3-5

Equipment and fixtures have been fully depreciated.

NOTE 3 – RELATED PARTY TRANSACTIONS

Five ledger accounts in the books of the Company relating to loans, salaries and out-of-pocket expenses payable to the President/C.E.O., Jon Fullenkamp, were combined into one account “Loan from Officer”, which totaled $1,148,235 at September 30, 2007.  The loan is non-interest bearing and payable on demand.  Under the terms of the employment agreement, the employee may at his election convert any and all funds due to him into shares of the Company’s common stock at a conversion price of $0.01 per share. In practice, in prior years, funds due to him were converted at a discounted market value.

In the nine months ended September 30, 2007 and 2006 the President/CEO incurred $458,150 and $62,664 respectively in reimbursable expenses on behalf of the Company.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There were no additional commitments and contingencies in the six months ended September 30, 2007.

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

2007

On January 22, 2007, 6,277,251 shares of common stock were issued for services at $0.15 per share, reflecting market value.  $941,588 was recorded as consulting fees.

On February 1, 2007, 5,662,000 shares of common stock were issued at $0.21 reflecting market value for subscriptions receivable of  $1,189,020.

On March 1, 2007, 40,000 shares of common stock were issued to a Director for services rendered at $0.21 per share reflecting market value.    $8,400 was recorded as consulting fees.

On May 7, 2007, 1,710,000 shares of common stock were issued for services at $0.21 per share,    reflecting market value.  $359,100 was recorded as consulting fees.

On June 5, 2007,  1,077,600 shares of common stock were issued for services at $0.21 per share reflecting market value. $226,296 was recorded as consulting fees.

On June 13, 2007, 850,000 shares of common stock were issued to preferred stockholders in a conversion of 85,000 shares of preferred stock to common, converted at the rate of one share of preferred stock to 100 shares of common stock.

On June 15, 3,500,000 shares of common stock were issued at $0.21 per share reflecting market value, for subscriptions receivable of $735,000.

The total of issued and outstanding common shares at September 30, 2007 and 2006  was 31,285,366  and 3,925,743 respectively, (September 30, 2006 was restated for a reverse 25 to 1 stock split October 26, 2006).

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

The total of issued and outstanding preferred shares at September 30, 2007 and 2006 was 630,517 and zero, respectively.

NOTE 7 – LITIGATION

During the second quarter of 2007, a former consultant solicited the courts for the shortfall between the original settlement amount and the amount realized in a court action.  On June 6, 2007, the Corporation delivered final settlement, but appealed the court’s decision.  The appeal process will take approximately 12 months to be reviewed by the appellate court.  Effectively the trial court proceedings have been stayed.

Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

The Corporation has secured the options on five (5) shallow gas wells located in the Adams-Baggett Ranch located in Crockett County Texas.  The Adams-Baggett Canyon Sandstone gas field is located in the Permian Basin part of the 6th largest known oil and gas reserves in the world.  The Canyon Sandstone formation is found at a depth of 4,300 feet to 4,900 feet.  Each well drilled in the field has an estimated proven undeveloped reserve of 500 Million cubic feet of gas per well, giving a total of approximately 2.5 Billion cubic feet of natural gas of proven undeveloped reserves for the Corporation.  The Corporation has an addition first right of refusal on five (5) more options as it evaluates the initial five (5) wells to be drilled.

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

Results of Operations for Period Ended September 30, 2007

As of September 30, 2007, the Company has not earned any revenues and has incurred a net loss to date of $3,221,683. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the three month period ended September 30, 2007, we incurred operating expenses in the amount of $3,221,683. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a material effect on our financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132®”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported

Item 3.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the second quarter of 2007, the former consultant solicited the courts for the shortfall between the original settlement amount and the amount realized.  On June 6, 2007, the Corporation delivered final settlement, but appealed the court’s decision.  The appeal process will take approximately 12 months to be reviewed by the appellate court.  Effectively the trial court proceedings have been stayed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007 no common shares of stock were issued.

Item 3.  Defaults Upon Senior Securities

During the three months ended September 30, 2007, we were not in default on any of our indebtedness.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders.

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

Victory Energy Corporation

Date: November  __, 2007
---------------------------------------
Jon Fullenkamp
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
and Director

Date:  November __, 2007
           ----------------------------------------
           Rick May, Director

Date:  November __, 2007
          -----------------------------------------
          Perry Mansell, Director