Form 10KSB
VICTORY ENERGY CORP
filed 2008-04-15
CIK 700764

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year: $- 0 -

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  On December 31, 2007, $2,605,704. There are 27,142,750 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there has been a limited “public market” for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of the closing bid price on this date.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: On December 31, 2007 there were 42,395,366 shares of common stock issued and outstanding

A description of “Documents Incorporated by Reference” is contained in Part III, Item 14.

Transitional Small Business Issuer Format Yes ☐ No ☒

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

General Background

Victory Energy Corporation (the “Company”) was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 200,000,000 shares of common stock, par value $.001.

Historical Information about our Business

From inception to 2004, the Company had conducted no material business operations. In 2004, our Company began the search for the acquisition of assets, property or businesses that could benefit the Company and its shareholders. Our goal has been to bring value to the Company and to its shareholders through such acquisitions. Each merger and acquisition we approach is done with the intention to position the Company into markets and sectors where excellent growth potential is anticipated.

Current Business of the Company

Management determined that the Company should focus on projects in the oil and gas industry. This is based upon a belief that this industry is an economically viable sector in which to conduct business operations. The Company has targeted specific prospects and intends to engage in the drilling for oil and gas. Jon Fullenkamp who joined Victory as the Company's president and CEO in January of 2005 has a great deal of experience in the oil and gas industry and has already recruited additional experience with new directors and advisory board members.

The Corporation has established a financial facility with institutional investors providing drilling funds to the Company for the further development of oil and gas properties. This facility provides for direct participation by the investors in the production of the completed wells.  The Corporation receives a 15% carried interest in the wells and shares in the same value of the production revenue on a monthly basis.  Once the investment amount to drill each well is earned back to the financial facility, the Corporations participation will increase to 25%.  The Corporation will receive the same level of participation in the revenues on a monthly basis at that time.

In December of 2007, the Corporation purchased, through the financial facility with institutional investors, 50% working interest and 50% of 74% net revenue interest in six existing and producing gas wells in the Canyon Sandstone gas zone from Universal Energy Resources, Inc., a whole owned subsidiary of 1st Texas Natural Gas Company Inc. Asset value to the Corporation for its interest in these wells is above $10,000,000.  The recording of these wells, to the wholly owned subsidiary of Victory Energy Corporation, Production Resources Incorporated through the State of Texas, will take place during the second quarter of 2008.

The Corporation has targeted the prolific Canyon Sandstone gas field in the Texas Permian Basin, with the intent to focus on the drilling and completion of natural gas wells in this existing field.  The opportunity is of reduced risk due to the extensive historical information available from this specific natural gas field.  The commercial success of this field is over 97%, indicating that 97% of the wells drilled here are commercially productive.

The Canyon Sandstone gas play is located in the Texas Permian Basin as part of the large prolific Adams-Baggett Canyon Sandstone gas field. The Canyon Sandstone formation is found at a depth of 4,300 feet to 4,900 feet. Initial production for these wells is approximately 250,000 cubic feet of gas per day per well. The average life span of a Canyon Sandstone gas well is approximately 30 years.

Natural gas from the Canyon Sandstone gas zone receives a 20% premium in price above the standard price due to its higher BTU content per cubic foot of natural gas.

Within this existing gas field are two deeper zones, Strawn Limestone and the Ellenburger Dolomite. The Strawn Limestone gas zone will produce approximately 1.5 BCF and the Ellenburger Dolomite gas zone will produce approximately 5.0 BCF, over an average life span of approximately 30 years. The Strawn zone is usually found at 9,000 to 9,800 feet, while the depth of the Ellenburger zone is between 10,500 and 11,500 feet.

To reduce risk in the field, each well drilled has the opportunity to have the Canyon Sandstone gas zone available to produce from.  For each of the deeper gas wells drilled in this field, the Corporation will always have the Canyon Sandstone zone available as a fall back opportunity to produce from and recover any additional drilling expenses incurred from drilling a deeper well.

The underlying opportunity in drilling a deeper gas well is to first produce the deepest zone, Ellenburger Dolomite, until it is depleted.  The next step is then to produce the shallower Strawn Limestone until depletion and finally to produce the Canyon Sandstone zone to depletion.  Offsets of deeper gas wells in this field are producing average of 2.5 million cubic feet of gas per day.

The Corporation received its first revenue from production sales from this field in March of 2008.

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

Other than our President, we have no other employees at this time and we will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business. With the intended acquisition of oil and natural gas, we intend to establish ourselves as an industry partner within the industry. With our established revenue base with cash flow, we will seek opportunities more aggressive in nature.

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

Competition

The oil and gas industry is highly competitive. We will be competing with other oil and gas companies with financial resources and staffs greater than those available to us, not only in the acquisition of oil and gas leases having potential for development, but also in the securing of funds to finance such operations. The production and sale of oil and gas are subject to the availability of a ready market, the proximity to pipelines, and to the regulation of production, transportation and marketing by governmental authorities. There can also be competition among operators for drilling equipment, tubular goods, and drilling crews. Such competition may affect our ability to expeditiously develop our prospects.

Effect of Existing Governmental Regulations

The Company’s prospects are located on federal lands in various states. The U.S. Government and various states have statutory provisions regulating the exploration, production and sale of oil and/or gas. Such statutes and the regulations promulgated in connection thereto, protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. The U.S. Government and various states may or may not regulate the amount of oil and gas produced by limiting the rate of allowable production from oil and/or gas wells or the spacing of wells. Local, State and Federal environmental controls can affect the Operator and its operations through regulations enacted to protect against waste, conserve natural resources, and prevent pollution. This could necessitate the Company spending money on environmental protection measures, in addition to drilling operations. Penalties or prohibitions imposed on operators for violating such regulations could seriously inhibit operations. Limits on production allowable by the state law could materially affect the income of the Company; no projections on allowables will be made until the wells are tested. State agencies often set allowables in order to maximize oil and gas recovery over time. The Company is not aware of any production limits in the various states at this time.

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

Reporting Obligations

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders. As of the date of this report, we have not registered any class of our equity securities pursuant to Section 12 of the Exchange Act of 1934, as ammended.

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Employees

The Company presently has one employee who is an officer and director of the Company. Additional staffing levels will be determined based on the Company’s growth. The board of directors will determine the compensation of all new employees based upon job description.

ITEM 2. DESCRIPTION OF PROPERTY

The Company through the establishment of an investment fund of institutional investors has purchased 50% working interest in six existing producing wells in Crockett County Texas, from Universal Energy Resources Inc., a wholy owned subsidiary of 1st Texas Natural Gas Company Inc.  The ownership of the wells will be recorded through our wholly owned subsidiary, Production Resources Incorporated, with the State of Texas during the second quarter of 2008 per contractual conditions of the purchase agreement with 1st Texas Natural Gas Company Inc.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not involved in any material pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 2007, there were no matters submitted to a vote of our shareholders.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

A.  Market Information

The Company’s common stock is traded on the OTCBB under the symbol “VYEY.” The Company’s common stock consists of 200,000,000 shares authorized of which, as of December 31, 2007, there are 42,395,366 shares issued and outstanding. The following is the high and low prices of our stock for the last two fiscal years.

Quarterly Common Stock Price Ranges

2006	High	Low
First Quarter	$0.15	$0.03
Second Quarter	0.10	0.03
Third Quarter	0.04	0.03
Fourth Quarter	0.50	0.02

2007	High	Low
First Quarter	$.95	$.22
Second Quarter	.46	.12
Third Quarter	.14	.05
Fourth Quarter	.09	.03

B.  Holders of Common Stock

As of December 31, 2007, there were approximately 897 holders of the Company’s common stock.

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

Management has determined that the Company should focus on projects in the oil and gas industry. This is based upon a belief that this industry is becoming an economically viable sector in which to conduct business operations. The Company has targeted specific prospects and intends to engage in the drilling for oil and gas. Jon Fullenkamp who joined Victory as the Company's President and CEO in January of 2005 has a great deal of experience in the oil and gas industry and has already recruited additional experience with new directors and advisory board members.

The Corporation has established a financial facility with institutional investors providing drilling funds to the company for the further development of petroleum properties. This facility provides for direct participation by the investors in the production of the completed wells.  The Corporation receives a 15% carried interest in the wells and shares in the same value of the production revenue on a monthly basis.  Once the investment amount to drill each well is earned back to the financial facility, the Corporations participation will increase to 25%.  The Corporation will receive the same level of participation in the revenues on a monthly basis at that time.

In December of 2007, the Corporation purchased, through the financial facility with institutional investors, 50% working interest and 50% of 74% net revenue interest in six existing and producing gas wells in the Canyon Sandstone gas zone from Universal Energy Resources, Inc., a whole owned subsidiary of 1st Texas Natural Gas Company Inc. Asset value to the Corporation for its interest in these wells is above $10,000,000.  The recording of these wells, to the wholly owned subsidiary of Victory Energy Corporation, Production Resources Incorporated through the State of Texas, will take place during the second quarter of 2008.

The Corporation has targeted the prolific Canyon Sandstone gas field in the Texas Permian Basin, with the intent to focus on the drilling and completion of natural gas wells in this existing field.  The opportunity is of reduced risk due to the extensive historical information available from this specific natural gas field.  The commercial success of this field is over 97%, indicating that 97% of the wells drilled here are commercially productive.

The Canyon Sandstone gas zone play is part of the large prolific Adams-Baggett Canyon Sandstone gas field. The Canyon Sandstone formation is found at a depth of 4,300 feet to 4,900 feet. Initial production for these wells is approximately 250,000 cubic feet of gas per day per well. The average life span of a Canyon Sandstone gas well is approximately more than 30 years.

Natural gas from the Canyon Sandstone gas zone receives a 20% premium in price above the standard price due to its higher BTU content per cubic foot of natural gas.

Within this existing gas field are two deeper zones, Strawn Limestone and the Ellenburger Dolomite. The Strawn Limestone gas zone will produce approximately 1.5 BCF and the Ellenburger Dolomite gas zone will produce approximately 5.0 BCF, over an average life span of approximately 30 years. The Strawn zone is usually found at 9,000 to 9,800 feet, while the depth of the Ellenburger zone is between 10,500 and 11,500 feet.

To reduce risk in the field, each well drilled has the opportunity to have the Canyon Sandstone gas zone available to produce from.  For each of the deeper gas wells drilled in this field, the Corporation will always have the Canyon Sandstone zone available as a fall back opportunity to produce from and recover any additional drilling expenses incurred from drilling a deeper well.

The underlying opportunity in drilling a deeper gas well is to first produce the deepest zone, Ellenburger Dolomite, until it is depleted.  The next step is then to produce the shallower Strawn Limestone until depletion and finally to produce the Canyon Sandstone zone to depletion.  Offsets of deeper gas wells in this field are producing average of 2.5 million cubic feet of gas per day.

The Corporation received its first revenue from production sales from this field in March of 2008.

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

Results of Operations for Period Ended December 31, 2007

As of December 31, 2007, the Company has not earned any revenues and has incurred a net loss to date of $3,896,827. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the year ended December 31, 2007, we incurred operating expenses in the amount of $3,890,308.  These operating expenses included due diligence expenses, consulting fees, professional fees and office and general expenses.

Results of Operation Subsequent to December 31, 2007

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

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the year ended December 31, 2007.

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the year ended December 31, 2007 with notes are filed herewith following the signature page to this report beginning with page F-1.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

Name	Age	Title
Jon Fullenkamp	53	President, CEO and Chairman of the Board of Directors

Rick May	62	Director

Perry Mansell	60	Director

Biography of Officers and Directors

Jon Fullenkamp - CEO, President and Chairman of the Board - since January 2005

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

Rick May - Board Member

Mr. May’s extensive professional career began following his undergraduate degree in Finance from California Polytechnic State University, and where later he attended the MBA program while working for Data General Corporation.  Mr. May’s initial success started when he founded Profit Systems Incorporated, a company that created software packages for route accounting and inventory control companies.  Later he became the Chief Financial Officer and the Chief Operations Officer for a national retail chain where he instituted on-line transactions, automation, and centralized inventory.

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

Perry Mansell – Board Member

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, or file with the Securities and Exchange Commission (“SEC”), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the date of this report, the Company has not registered any class of our equity securities pursuant to Section 12 of the Exchange Act of 1934, as ammended.

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table reflects all forms of compensation for the fiscal year ended December 31, 2007:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards			Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)(1)		Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other compensation ($)
Jon Fullenkamp, CEO, President & Director	2007	$0	n/a	n/a	8,750,000	(1)	0	0	0
Perry Mansell, Director	2007	$0	n/a	n/a	500,000		0	0	0
Rick May, Director	2007	$0	n/a	n/a	500,000		0	0	0

(1) Represents an accrued and deferred compensation through December 31, 2007, which was taken in the form of restricted stock.

Options granted in the last fiscal year

At the end of fiscal year ending December 31, 2007, no executive officer or director was granted option to purchase shares of common stock.

Fiscal year-end option values

During the fiscal year ending December 31, 2007, no executive officer or director exercised any options to purchase shares of common stock, and as of December 31, 2007, no executive officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

As of December 31, 2007, directors were paid in restricted stock for serving on the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2007, information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the Company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of the date of this Report by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s common stock (ii) existing shareholders, (iii) and all others as a group.

Title of	Name and Address	Amount and Nature		Percent of
Class	of Beneficial Owner	of Beneficial Owners		Ownership
Common	Jon Fullenkamp	14,172,616	(1)	34%
	112 N Curry Street, Carson City, NV 89703-4934

Common	Rick May	540,000		0%
	112 N Curry Street, Carson City, NV 89703-4934

Common	Perry Mansell	540,000		0%
	112 N Curry Street, Carson City, NV 89703-4934

(1)  Includes shares held by Virgin Family Trust LLP of which Mr. Fullenkamp is the trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth in Note 3 to the Financial Statements, there were no related party transactions for the period ended December 31, 2007.

ITEM 13. EXHIBITS

a)  The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit
3.1	Articles of incorporation and amendments (1)
3.2	Certificate of Amendment, dated April 28, 2003 (2)
3.3	Bylaws (2)
3.4	Certificate of Amendment, dated May 3, 2006 (3)
3.5	Certificate of Amendment, dated August 22, 2006 (3)
14	Code of Ethics
31	Rule 13a-14(a)/15d-14a(a) Certification
32	Section 1350 Certification
______________________
1.           Incorporated by reference to Form 10-KSB filed on January 12, 2001.
2.           Incorporated by reference to Form 10-KSB filed on April 17, 2006.
3.           Incorporated by reference to Form 10-KSB filed on April 17, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.  Audit Fees - the aggregate fees billed for the year ended December 31, 2007 and 2006 the audit of the Company’s financial statements, review of the interim financial statements and services provided in connection with regulatory filings totaled $7,500 and $6,700 respectively.

3.  Tax Fees - there were no tax fees billed during the year ended December 31, 2007 and 2006.

4. All Other Fees - there were no other fees billed during the year ended December 31, 2007 and for 2006.

There is no audit committee at present.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ENERGY CORPORATION

Date: April __, 2008	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
CEO, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

VICTORY ENERGY CORPORATION

Date: April __, 2008	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
CEO, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  the Board of Directors and Shareholders
Victory Energy Corporation
112 North Curry Street
Carson City, Nevada 89703

I have audited the accompanying consolidated balance sheet of Victory Energy Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations and of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Victory Energy Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended December 31, 2007 and 2006, in conformity with United States generally accepted accounting principles.

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

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy
John Kinross-Kennedy
Certified Public Accountant
Irvine, California
April 5, 2007

Consolidated Balance Sheets
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006

CURRENT ASSETS
Cash and Cash Equivalents	$3,251	$-
Subscriptions Receivable	160,000	-
Total Curent Assets	163,251	-

FIXED ASSETS, NET	-	-

OTHER ASSETS
Investment in Joint Venture	50,000	50,000

TOTAL ASSETS	$213,251	$50,000

CURRENT LIABILITES
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITES
Bank Overdraft	$-	$79
Accounts Payable	34,803	19,142
Credit Line - WFB Business Line	81,860	56,961
Prepaid Subscriptions	203,500	203,500
Total Current Liabilities	320,163	279,682

OTHER LIABILITIES
Loan from Officer	1,377,879	690,085
Total Other Liabilities	1,377,879	690,085

Total Liabilities	1,698,042	969,767

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 630,517 issued and outstanding	631	716
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 42,395,366 issued and outstanding	42,395	4,518
Additional paid-in capital	7,860,331	4,566,320
Deficit accumulated in the development stage	(9,388,148)	(5,491,321)

Total Stockholders' Deficit	(1,484,791)	(919,767)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$213,251	$50,000

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations

					For the period
					of Inception,
	For the		For the		from January 7,
	Three Months Ended		Year Ended		1982 through
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007
					Unaudited

Revenues	$-	$-	$-	$-	$20,207

Costs and Expenses

Consulting Expense	636,966	58,284	3,644,468	1,252,923	7,633,821
Professional Fees	1,400	3,121	14,138	47,444	158,146
Land Leases	-	-	1,680	24,040	25,720
Wages and Salaries	-	-	-	22,500	270,500
Other General & Administrative	31,234	63,169	230,022	398,457	1,217,457

Total Expenses	669,600	124,574	3,890,308	1,745,364	9,305,644

Operating Loss	(669,600)	(124,574)	(3,890,308)	(1,745,364)	(9,285,437)

Other Income and (expenses)

Loss on abandonment of subsidiary					(50,900)
Loss from reduction in debt					(48,363)
Interest Expense	(5,664)		(6,639)		(5,664)
Other Income	120		120		2,216

Total Other Income and (expenses)	(5,544)	-	(6,519)	-	(102,711)

Net Loss	$(675,144)	$(124,574)	$(3,896,827)	$(1,745,364)	$(9,388,148)

Basic and Dilutive net loss per share	$(0.02)	$(0.03)	$(0.16)	$(0.56)

Weighted average number of shares
outstanding, basic and diluted	31,347,323	4,310,806	23,953,149	3,096,472

Dilutive effect of preferred stock,	$-	$-	$-	$-
(Note 2)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Unaudited
						Accumulated
					Additional	Deficit During
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	-	$-	-	$-	$-	$-	$-
Common stock for cash at $7.50/sh	6,000	6			45,000		45,006
Common stock for cash at $0.39/sh.	168,503	169			65,819		65,988
Net loss from inception to Dec. 31,'82						(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175			110,819	(39,597)	71,397

Net loss, year ended Dec. 31, 1983						(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175			110,819	(110,994)	(0)

Common stock for cash at $25.00/sh.	57				1,425		1,425
Common stock for cash at $25.00/sh. per share	3				75		75
Common stock for cash at $0.025/sh. per share	1,580,000	1,580			38,373		39,953
Net loss - year ended Dec. 31, 1984							-
Balances at Dec. 31, 1984	1,754,563	1,755			150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)					(1,297)
Net loss - year ended Dec. 31, 1985							-
Balances at Dec. 31, 1985	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1986							-
Balances at Dec. 31, 1986	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1987							-
Balances at Dec. 31, 1987	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1988							-
Balances at Dec. 31, 1988	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1989							-
Balances at Dec. 31, 1989	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1990							-
Balances at Dec. 31, 1990	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1991							-
Balances at Dec. 31, 1991	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1992							-
Balances at Dec. 31, 1992	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1993							-
Balances at Dec. 31, 1993	458,431	458			150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)					(316)
Net loss - year ended Dec. 31, 1994						(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142			150,692	(117,650)	33,184

Common stock for cash at $0.001/sh.	2,357,895	2,359					2,359
Net loss - year ended Dec. 31, 1995						(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500			150,692	(166,747)	(13,555)

Common stock for cash at $0.001/sh.	120,000	120					120
Net loss - year ended Dec. 31, 1996	0	0				(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620			150,692	(168,428)	(15,116)

Net loss - year ended Dec. 31, 1997						(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620			150,692	(171,945)	(18,633)

Net loss - year ended Dec. 31, 1998						(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620			150,692	(174,424)	(21,112)

Net loss - year ended Dec. 31, 1999						(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620			150,692	(180,731)	(27,419)

Net loss - year ended Dec. 31, 2000						(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620			150,692	(189,742)	(36,430)

Net loss - year ended Dec. 31, 2001						(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620			150,692	(209,203)	(55,891)
Contributed capital for rent and
other compensation					1,950		1,950
Net loss - year ended Dec. 31, 2002						(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620			152,642	(223,163)	(67,901)
Contributed capital for rent and
officer compensation					488		488
Capital contributed by shareholders
via accounts payable and interest					77,415		77,415

Stock issued for services $0.025/sh.	13,389,932	13,390			321,358		334,748
Stock issued for services at $0.61/sh.	100,000	100			60,900		61,000
Stock for consulting at $0.47/share	10,000	10			4,690		4,700
Net loss - year ended Dec. 31, 2003						(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120			617,493	(816,125)	(182,512)

Stock issued for services at $0.16/sh	1,000,000	1,000			159,000	0	160,000
Stock issued for services at $0.17/sh.	1,800,000	1,800			304,200	0	306,000
Stock issued for services at $0.165/sh	800,000	800			131,200	0	132,000
Stock issued for services at $0.215/sh.	30,000	30			6,420	0	6,450
Stock issued for debt at $0.45 per sh.	150,000	150			67,350	0	67,500
Stock issued for services at $0.40/sh	300,000	300			119,700	0	120,000
Stock issued for services at $0.34/sh.	700,000	700			237,300	0	238,000
Stock issued for services at $0.41/sh.	300,000	300			122,700	0	123,000
Stock issued for services at $0.27/sh.	300,000	300			80,700	0	81,000
Stock issued for services at $0.22/sh.	600,000	600			131,400	0	132,000
Net loss - year ended Dec. 31, 2004						(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100			1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses					138,701		138,701
Stock issued for services at $0.03/sh.	19,860,000	19,860			575,940		595,800
Net loss - year ended Dec. 31, 2005						(1,323,775)	(1,323,775)
Balances at December 31, 2005	41,960,258	41,960			2,692,104	(3,745,957)	(1,011,893)

Stock issued for services at $0.027/sh.	17,583,334	17,583			459,917		477,500
Common stock issued in debt
restructuring at $0.06 and $0.03	10,666,667	10,667			429,333		440,000
Stock issued for debt at $0.06/ sh.	5,000,000	5,000			295,000		300,000
Stock issued for services at $0.03/sh.	2,500,000	2,500			72,500		75,000
Stock issued for services at $0.05/sh.	500,000	500			24,500		25,000
Stock issued for services at $0.008/sh.	10,000,000	10,000			70,000		80,000
Stock for consulting at $0.008/sh.	4,500,000	4,500			31,500		36,000
Stock for consulting at $0.008/sh.	500,000	500			3,500		4,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Stock for consulting at $0.008/sh.	700,000	700			4,900		5,600
Stock for consulting at $0.008/sh.	300,000	300			2,100		2,400
Stock for consulting at $0.008/sh.	3,600,000	3,600			25,200		28,800
Stock for consulting at $0.008/sh.	3,000,000	3,000			21,000		24,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Balances before reverse split	108,810,259	108,810			4,187,554	(3,745,957)	550,407

Reverse split 25 to 1, Oct.26, 2006	(104,457,849)	(104,458)			104,458		-
New Stock issued for rounding	890	1			(1)		-
Balances after reverse split	4,353,300	4,353			4,292,011	(3,745,957)	550,407

Preferred stock for cash at $0.467/sh.			715,517	716	246,234		246,950
Common stock for rounding$0.50/sh.	1						-
Common stock for services $0.20/sh	5,200	5			1,035		1,040
Common stock for rounding$0.20/sh.	14						-
Common stock for services $0.17/sh.	160,000	160			27,040		27,200
Net loss - year ended Dec. 31, 2006						(1,745,364)	(1,745,364)
Balances at December 31, 2006	4,518,515	4,518	715,517	716	4,566,320	(5,491,321)	(919,767)

Common stock for services $0.15/sh	6,277,251	6,277			935,310		941,587
Common stock sold @ $0.21/sh	5,662,000	5,662			1,183,358		1,189,020
Common stock for services $0.21/sh	40,000	40			8,360		8,400
Common stock for services $0.21/sh	2,787,600	2,788			582,608		585,396
Common stock subscribed, issued $0.21	3,500,000	3,500			731,500		735,000
Preferred Stock converted to common	8,500,000	8,500	(85,000)	(85)	(8,415)		-
Common stock for services $0.05/sh	300,000	300			14,700		15,000
Common stock for services $0.04/sh	10,310,000	10,310			402,090		412,400
Common stock for services $0.04/sh	500,000	500			19,500		20,000
Revaluation of subscriptions receivable					(575,000)		(575,000)
Net loss - year ended Dec. 31, 2007						(3,896,827)	(3,896,827)
Balances at December 31, 2007	42,395,366	$42,395	630,517	$631	$7,860,331	$(9,388,148)	$(1,484,791)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the		For the		From Inception
	Three Months Ended		Year Ended		Jan. 7, 1982
	December 31,		December 31,		through
	2007	2006	2007	2006	Dec. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:					Unaudited
Net Loss	$(675,144)	$(124,574)	$(3,896,827)	$(1,745,364)	$(9,388,148)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation		198		1,096	2,294
Loss on extinguishment of debt					48,363
Loss on abandonment of subsidiary					50,900
Issuance of common stock for services rendered	447,400	560,710	447,400	1,261,805	6,625,415
Increase in Short Term Receivables				210,984
Decrease (Increase) in Prepaid Expenses
Increase (Decrease) in Deposits
Incrrease (Decrease) in Prepaid Subscriptions		(43,450)		203,500	203,500
(Incrrease) Decrease in Subscriptions Receivable	575,000		(160,000)		(575,000)
Increase (Decrease) in accounts payable	202	9,966	15,661	(311,828)	34,803
Increase (Decrease) in accrued liabilities	1,020	(16,006)		(11,416)
Increase (Decrease ) in Accrued Payroll,P'roll Taxes		(750,970)		(240,000)
Increase (Decrease) in Short Term Receivables
Repayment of long term debt				(146,431)
Increase (decrease) in Accrued Liabilities-Related	229,644	(125,500)		(172,179)
Non-cash contributed capital		(169,679)		(121,000)
Net Cash provided by (used by)
Operating Activities	578,122	(659,305)	(3,593,766)	(1,070,833)	(2,997,873)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets					(2,294)
Purchase / Sale of Marketable Securities
Investment in Joint Venture				(50,000)	(50,000)
Net Cash (used by) Investing Activities	-	-	-	(50,000)	(52,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable				122,684
Proceeds (Repayment) of Loans		(149,458)
Increase (decrease) in Credit Line		(4,167)	24,899	56,961	81,860
Proceeds (Repayment) of Loan from Officer		565,054	687,794	690,085	1,377,879
Proceeds (Repayment) of Note Payable-Related Party
Increase (Decrease) in Other Loans Payable		(19,000)
Contributed capital for rent and officers' compensation			2,270,383		2,438
Proceeds from the sale of Preferred Stock		246,950		246,950
Proceeds from the sale/conversion of Common Stock			1,189,020		1,504,291
Commons stock subscribed, revalued	(575,000)		(575,000)
Proceeds from the sale/conversion of Preferred Stock					246,950
Contributed Capital by shareholders
Net Cash provided by Financing Activities	(575,000)	639,379	3,597,096	1,116,680	3,213,418
NET INCREASE IN CASH	3,122	(19,926)	3,330	(4,153)	163,251
CASH AT BEGINNING OF PERIOD	129	19,847	(79)	4,074	-
CASH AT END OF PERIOD	$3,251	$(79)	$3,251	$(79)	$163,251
CASH PAID FOR:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

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

The consolidated financial statements presented are those of Victory Energy Corporation and subsidiaries.   While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

On October 3, 2001, the Company formed a wholly owned subsidiary named Papadog, Inc. Papadog has since changed its name to Global Card Services, Inc. and then to Global Card Incorporated, (“Global”).  As of the date of this report, there has been no activity for this subsidiary.

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

Current Business of the Company

The Company had no material business operations from 1989 to 2003. In 2004, the Company began the search for the acquisition of assets, property or businesses.  In 2005 management focused on projects in the oil and gas industry, intending to drill for oil and gas on leased land.  In 2006 the company entered into a farm-out agreement with the owner of certain oil and gas leases for a 100% working interest in acreage in Montana, subject to overriding royalties.  The Company also secured other mineral rights in Montana and Texas, as well as a joint venture in New Mexico.

In December 2006 the Corporation purchased, with institutional investors, through a financial facility, a working interest in six existing and producing gas wells in Crockett County, Texas.  The recording of the wells will take place in the following period.

Jon Fullenkamp, the President/C.E.O., is the sole employee and has a great deal of experience in the oil and gas industry.  The Company retains independent contractors to assist in operating and managing the prospects and projects.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of December 31, 2007 and 2006 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses.  The Company incurred a net loss of $3,896,827 and a negative cash flow from operations of $4,168,766 for the year ended December 31, 2007, and has a shareholders’ deficiency of $909,791 at December 31, 2007.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 7, 1982.  Since inception, the Company has incurred operating losses totaling $9,388,148, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital.  The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a bank line of credit. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Principles of Consolidation

The consolidated financial statements include those of Victory Energy Corporation and its wholly owned subsidiaries, Global Card Incorporated, On Demand Communications, Inc. and Victory Energy Resources, Inc. All material inter-company items and transactions have been eliminated.  There was no activity in the subsidiaries in the fiscal years 2007 and 2006.

Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if preferred stock at the end of the applicable period were exercised. These potential dilutive securities were not included in the calculation of loss per share for the year ended December 31, 2007 because the Company incurred a loss in the period, and thus their effect would have been anti-dilutive.  At December 31, 2007, potentially dilutive securities consisted of 630,517 shares of preferred stock, convertible at the rate of 1 preferred share to 100 common shares.

On October 26, 2006 a reverse stock split of Common Stock occurred on a 25 to 1 basis.
The loss per share for the year ended December 31, 2006 was calculated accordingly, giving retroactive effect to the reverse stock split at the beginning of the year.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2007 and 2006.

	2007	2006
Numerator:

Basic and diluted net loss per share:

Net Loss	$ (3,896,827)	$(1,745,364)

Denominator

Basic and diluted weighted average
number of shares outstanding	23,953,149	3,096,472

Basic and Diluted Net Loss Per Share	$(0.16)	$(0.56)

Dilutive effect of Preferred Stock	Nil	Nil

Equipment and Fixtures

Equipment and fixtures are recorded at cost.  Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets as follows.

Description	Years
Furniture and fixtures	7
Computer hardware and software	3-5

Equipment and fixtures have been fully depreciated.

NOTE 3 – RELATED PARTY TRANSACTIONS

Five ledger accounts in the books of the Company relating to loans, salaries and out-of-pocket expenses payable to the President/C.E.O., Jon Fullenkamp, were combined into one account “Loan from Officer”, which totaled $1,377,879 at December 31, 2007.  The loan is non-interest bearing and payable on demand.  Under the terms of the employment agreement, the employee may at his election convert any and all funds due to him into shares of the Company’s common stock at a conversion price of $0.001 per share. In practice, in prior years, funds due to him were converted at a discounted market value.

In the Year ended December 31, 2007 and 2006 the President/CEO incurred $687,794 and $313,539 respectively in reimbursable expenses on behalf of the Company.

In March 2006 the company issued a promissory note to a group of stockholders for consideration of $141,458 in cash. The terms were to be repayable in one year at an interest rate of 10%, payable quarterly.  Interest was deferred. In December, 2006 the note was reclassified to prepaid subscriptions, reflecting an accommodation with the stockholders.

On December 31, 2007 the Company issued restricted common stock to Company officials as compensation for consulting as follows:

Jon Fullenkamp	President	8,750,000
Rick May	Director	500,000
Perry Mansell	Director	500,000

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There were no additional commitments and contingencies in the year ended December 31, 2007.

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

On December 12, 2007, 300,000 shares of common stock were issued for services at $0.05 per share reflecting market value. $15,000 was recorded as consulting fees.

On December 31, 2007, 10,310,000 shares of common stock were issued for services at $0.04 per share reflecting market value. $412,400 was recorded as consulting fees.

On December 31, 2007, 500,000 shares of common stock were issued for services at $0.04 per share reflecting market value. $20,000 was recorded as consulting fees.

On December 31, subscriptions receivable was reduced by $575,000 to $160,000 attendant upon a decline in the market price of the common stock and an agreement with the subscribers concerned.  Additional paid-in capital was reduced accordingly.

The total of issued and outstanding common shares at December 31, 2007 and 2006 was 42,395,366 and 4,518,515 respectively,

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

On June 13, 2007 85,000 shares of preferred stock were converted, at the rate of one share of preferred stock to 100 shares of common stock, to 8,500,000 shares common stock.

The total of issued and outstanding preferred shares at December 31, 2007 and 2006 was 630,517 and 715,517, respectively.

  NOTE 7 – LITIGATION

During the second quarter of 2007, a former consultant solicited the courts for the shortfall between the original settlement amount and the amount realized in a court action.  On June 6, 2007, the Corporation delivered final settlement and the issue is completely resolved.

Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.