Form 10KSB/A
period 2006-12-31
VICTORY ENERGY CORP
filed 2008-04-18
CIK 700764

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

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
April 18, 2008

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

VICTORY ENERGY CORPORATION

Date: April 18, 2008	By:	/s/ Jon Fullenkamp
_______________________ Jon Fullenkamp
CEO, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

VICTORY ENERGY CORPORATION

Date: April 18, 2008	By:	/s/ Jon Fullenkamp
_______________________ Jon Fullenkamp
CEO, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)