Form 10KSB/A
VICTORY ENERGY CORP
filed 2008-04-18
CIK 700764

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

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

Reporting Obligations

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders. As of the date of this report, we have not registered any class of our equity securities pursuant to Section 12 of the Exchange Act of 1934, as amended.

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

In December of 2007, the Corporation purchased, through the financial facility with institutional investors, 50% working interest and 50% of 74% net revenue interest in six existing and producing gas wells in the Canyon Sandstone gas zone from Universal Energy Resources, Inc., a wholly owned subsidiary of 1st Texas Natural Gas Company Inc. Asset value to the Corporation for its interest in these wells is above $10,000,000.  The recording of these wells, to the wholly owned subsidiary of Victory Energy Corporation, Production Resources Incorporated through the State of Texas, will take place during the second quarter of 2008.

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
April 5, 2008

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