Form 10-Q
period 2008-03-31
VICTORY ENERGY CORP
filed 2008-05-20
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2008

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

(866) 279-9257
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:  YES☒  NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008, there were 60,028,124 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES☐ NO ☒

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet, March 31, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statement of Operations, for the three months ended March 31, 2008 and 2007, and cumulative from inception to March 31, 2008 (unaudited)	4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 7, 1982 (inception) through March 31, 2008 (unaudited)	5

Consolidated Statements of Cash Flows, for the three months ended March 31, 2008 and 2007, and cumulative from inception (Jan. 7, 1982) to March 31, 2008 (unaudited)	9

Notes to Condensed Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis or Plan of Operation	18

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Item 1.                    Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$-	$3,251
Subscriptions Receivable	160,000	160,000
Total Current Assets	160,000	163,251

FIXED ASSETS, NET	-	-

OTHER ASSETS
Drilling Costs	3,036,000	-
Investment in Joint Venture	50,000	50,000
	3,086,000	50,000

TOTAL ASSETS	$3,246,000	$213,251

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITES
Bank Overdraft	$23,773	$-
Accounts Payable	32,485	34,803
Credit Line - WFB Business Line	81,860	81,860
Prepaid Subscriptions	203,500	203,500
Total Current Liabilities	341,618	320,163

OTHER LIABILITIES
Loan from Officer	1,369,339	1,377,879
Total Other Liabilities	1,369,339	1,377,879

Total Liabilities	1,710,957	1,698,042

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 585,690 and 630,517 issued and outstanding respectively	586	631
Common Stock, $0.001 par value, 200,000,000 shares authorized,
60,028,124 and 42,395,366 shares issued and outstanding respectively	60,028	42,395
Additional paid-in capital	9,110,743	7,860,331
Deficit accumulated in the development stage	(7,636,314)	(9,388,148)

Total Stockholders' Equity (Deficit)	1,535,043	(1,484,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,246,000	$213,251

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

			For the period
			of Inception,
	For the		from January 7,
	Three Months Ended		1982 through
	March 31,		March 31,
	2008	2007	2008

Revenues	$252,000	$-	$172,207

Costs and Expenses

Royalties	103,700		103,700
Consulting Expense	1,020,426	1,042,988	8,554,247
Professional Fees	350,000		508,146
Land Leases		4,500	25,720
Wages and Salaries			270,500
Other General & Administrative	26,045	121,487	1,243,502

Total Expenses	1,500,171	1,168,975	10,705,815

Operating Loss	(1,248,171)	(1,168,975)	(10,533,608)

Other Income and (expenses)

Sale of Working Interest in Wells	3,000,000		3,000,000
Interst Income	5		5
Loss on abandonment of subsidiary			(50,900)
Loss from reduction in debt			(48,363)
Interest Expense			(5,664)
Other Income			2,216

Total Other Income and (expenses)	3,000,005	-	2,897,294

Net Income (Loss)	$1,751,834	$(1,168,975)	$(7,636,314)

Basic and Dilutive net loss per share	$0.02	$(0.09)

Weighted average number of shares
outstanding, basic and diluted	106,041,725	12,923,505

Dilutive effect of preferred stock,	$58,569,000	$-
(Note 2)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Unaudited

						Accumulated
					Additional	Deficit During
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	-	$-	-	$-	$-	$-	$-
Common stock for cash at $7.50/sh	6,000	6			45,000		45,006
Common stock for cash at $0.39/sh.	168,503	169			65,819		65,988
Net loss from inception to Dec. 31,'82						(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175			110,819	(39,597)	71,397

Net loss, year ended Dec. 31, 1983						(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175			110,819	(110,994)	(0)

Common stock for cash at $25.00/sh.	57				1,425		1,425
Common stock for cash at $25.00/sh. per share	3				75		75
Common stock for cash at $0.025/sh. per share	1,580,000	1,580			38,373		39,953
Net loss - year ended Dec. 31, 1984							-
Balances at Dec. 31, 1984	1,754,563	1,755			150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)					(1,297)
Net loss - year ended Dec. 31, 1985							-
Balances at Dec. 31, 1985	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1986							-
Balances at Dec. 31, 1986	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1987							-
Balances at Dec. 31, 1987	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1988					-
Balances at Dec. 31, 1988	458,431	458	150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1989					-
Balances at Dec. 31, 1989	458,431	458	150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1990					-
Balances at Dec. 31, 1990	458,431	458	150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1991					-
Balances at Dec. 31, 1991	458,431	458	150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1992					-
Balances at Dec. 31, 1992	458,431	458	150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1993					-
Balances at Dec. 31, 1993	458,431	458	150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)			(316)
Net loss - year ended Dec. 31, 1994				(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142	150,692	(117,650)	33,184

Common stock for cash at $0.001/sh.	2,357,895	2,359			2,359
Net loss - year ended Dec. 31, 1995				(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500	150,692	(166,747)	(13,555)

Common stock for cash at $0.001/sh.	120,000	120			120
Net loss - year ended Dec. 31, 1996	0	0		(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620	150,692	(168,428)	(15,116)

Net loss - year ended Dec. 31, 1997				(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620	150,692	(171,945)	(18,633)

Net loss - year ended Dec. 31, 1998				(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620	150,692	(174,424)	(21,112)

Net loss - year ended Dec. 31, 1999				(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620	150,692	(180,731)	(27,419)

Net loss - year ended Dec. 31, 2000				(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620	150,692	(189,742)	(36,430)

Net loss - year ended Dec. 31, 2001				(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620	150,692	(209,203)	(55,891)
Contributed capital for rent and
other compensation			1,950		1,950
Net loss - year ended Dec. 31, 2002				(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620	152,642	(223,163)	(67,901)
Contributed capital for rent and
officer compensation			488		488
Capital contributed by shareholders
via accounts payable and interest			77,415		77,415

Stock issued for services $0.025/sh.	13,389,932	13,390	321,358		334,748
Stock issued for services at $0.61/sh.	100,000	100	60,900		61,000
Stock for consulting at $0.47/share	10,000	10	4,690		4,700
Net loss - year ended Dec. 31, 2003				(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120	617,493	(816,125)	(182,512)

Stock issued for services at $0.16/sh	1,000,000	1,000	159,000	0	160,000
Stock issued for services at $0.17/sh.	1,800,000	1,800	304,200	0	306,000
Stock issued for services at $0.165/sh	800,000	800	131,200	0	132,000
Stock issued for services at $0.215/sh.	30,000	30	6,420	0	6,450
Stock issued for debt at $0.45 per sh.	150,000	150	67,350	0	67,500
Stock issued for services at $0.40/sh	300,000	300	119,700	0	120,000
Stock issued for services at $0.34/sh.	700,000	700	237,300	0	238,000
Stock issued for services at $0.41/sh.	300,000	300	122,700	0	123,000
Stock issued for services at $0.27/sh.	300,000	300	80,700	0	81,000
Stock issued for services at $0.22/sh.	600,000	600	131,400	0	132,000
Net loss - year ended Dec. 31, 2004				(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100	1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses					138,701		138,701
Stock issued for services at $0.03/sh.	19,860,000	19,860			575,940		595,800
Net loss - year ended Dec. 31, 2005						(1,323,775)	(1,323,775)
Balances at December 31, 2005	41,960,258	41,960			2,692,104	(3,745,957)	(1,011,893)

Stock issued for services at $0.027/sh.	17,583,334	17,583			459,917		477,500
Common stock issued in debt
restructuring at $0.06 and $0.03	10,666,667	10,667			429,333		440,000
Stock issued for debt at $0.06/ sh.	5,000,000	5,000			295,000		300,000
Stock issued for services at $0.03/sh.	2,500,000	2,500			72,500		75,000
Stock issued for services at $0.05/sh.	500,000	500			24,500		25,000
Stock issued for services at $0.008/sh.	10,000,000	10,000			70,000		80,000
Stock for consulting at $0.008/sh.	4,500,000	4,500			31,500		36,000
Stock for consulting at $0.008/sh.	500,000	500			3,500		4,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Stock for consulting at $0.008/sh.	700,000	700			4,900		5,600
Stock for consulting at $0.008/sh.	300,000	300			2,100		2,400
Stock for consulting at $0.008/sh.	3,600,000	3,600			25,200		28,800
Stock for consulting at $0.008/sh.	3,000,000	3,000			21,000		24,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Balances before reverse split	108,810,259	108,810			4,187,554	(3,745,957)	550,407

Reverse split 25 to 1, Oct.26, 2006	(104,457,849)	(104,458)			104,458		-
New Stock issued for rounding	890	1			(1)		-
Balances after reverse split	4,353,300	4,353			4,292,011	(3,745,957)	550,407

Preferred stock for cash at $0.467/sh.			715,517	716	246,234		246,950
Common stock for rounding$0.50/sh.	1						-
Common stock for services $0.20/sh	5,200	5			1,035		1,040
Common stock for rounding$0.20/sh.	14						-
Common stock for services $0.17/sh.	160,000	160			27,040		27,200
Net loss - year ended Dec. 31, 2006						(1,745,364)	(1,745,364)
Balances at December 31, 2006	4,518,515	4,518	715,517	716	4,566,320	(5,491,321)	(919,767)

Common stock for services $0.15/sh	6,277,251	6,277			935,310		941,587
Common stock sold @ $0.21/sh	5,662,000	5,662			1,183,358		1,189,020
Common stock for services $0.21/sh	40,000	40			8,360		8,400
Common stock for services $0.21/sh	2,787,600	2,788			582,608		585,396
Common stock subscribed, issued $0.21	3,500,000	3,500			731,500		735,000
Preferred Stock converted to common	8,500,000	8,500	(85,000)	(85)	(8,415)		-
Common stock for services $0.05/sh	300,000	300			14,700		15,000
Common stock for services $0.04/sh	10,310,000	10,310			402,090		412,400
Common stock for services $0.04/sh	500,000	500			19,500		20,000
Revaluation of subscriptions receivable					(575,000)		(575,000)
Net loss - year ended Dec. 31, 2007						(3,896,827)	(3,896,827)
Balances at December 31, 2007	42,395,366	$42,395	630,517	$631	$7,860,331	$(9,388,148)	$(1,484,791)

Common stock for services $0.04/sh	600,000	600			23,400		24,000
Common Stock for services $0.08/sh	8,550,000	8,550			675,450		684,000
Common stock for services @ $0.20/sh	2,000,000	2,000			98,000		100,000
Preferred Stock converted to common	4,482,758	4,483	(44,827)	(45)	(4,438)		-
Common Stock for services $0.23/sh	2,000,000	2,000			458,000		460,000
Net income - year ended Mar. 31, 2008						1,751,834	1,751,834

Balances at March 31, 2008	60,028,124	$60,028	585,690	$586	$9,110,743	$(7,636,314)	$1,535,043

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the		From Inception
	Three Months Ended		Jan. 7, 1982
	March 31,		through
	2008	2007	Mar. 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$1,751,834	$(1,168,975)	$(7,636,314)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation			2,294
` Issuance of common stock for services rendered	1,268,000	2,139,008	7,178,023
Change in operating assets and liabilities:
Increase in Short Term Receivables
Decrease (Increase) in Prepaid Expenses
Increase (Decrease) in Deposits
Incrrease (Decrease) in Prepaid Subscriptions			203,500
(Incrrease) Decrease in Subscriptions Receivable		(1,189,020)	(160,000)
Increase (Decrease) in accounts payable	(2,318)	13,276	32,485
Increase (Decrease) in accrued liabilities
Increase (Decrease ) in Accrued Payroll,P'roll Taxes
Increase (Decrease) in Short Term Receivables
Repayment of long term debt
Increase (decrease) in Accrued Liabilities-Related
Non-cash contributed capital
Net Cash provided by (used by)
Operating Activities	3,017,516	(205,711)	(380,012)
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling costs	(3,036,000)		(3,036,000)
Purchase of Fixed Assets			(2,294)
Purchase / Sale of Marketable Securities
Investment in Joint Venture			(50,000)
Net Cash (used by) Investing Activities	(3,036,000)	-	(3,088,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable
Proceeds (Repayment) of Loans
Increase (decrease) in Credit Line		22,886	81,860
Proceeds (Repayment) of Loan from Officer	(8,540)	183,496	1,369,339
Proceeds (Repayment) of Note Payable-Related Party
Increase (Decrease) in Other Loans Payable
Contributed capital for rent and officers' compensation			2,438
Proceeds from the sale of Preferred Stock
Proceeds from the sale/conversion of Common Stock			1,443,946
Stock sold for debt			300,000
Commons stock subscribed, revalued
Proceeds from the sale/conversion of Preferred Stock			246,950
Contributed Capital by shareholders
Net Cash provided by Financing Activities	(8,540)	206,382	3,444,533
NET INCREASE IN CASH	(27,024)	671	(23,773)
CASH AT BEGINNING OF PERIOD	3,251	(79)	-
CASH AT END OF PERIOD	$(23,773)	$592	$(23,773)
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Current Business of the Company

The Company had no material business operations from 1989 to 2003. In 2004, the Company  began the search for the acquisition of assets, property or businesses.  In 2005 management focused on projects in the oil and gas industry, intending to drill for oil and gas on leased land.  In 2006 the company entered into a farm-out agreement with the owner of certain oil and gas leases for a 100% working interest in an acreage in Montana,  subject to overriding royalties.  These oil and gas leases were allowed to lapse back to the State of Montana.  The Company is now working with the State of Montana to re-acquire the leases. The Company also secured other mineral rights in Montana and Texas, as well as a joint venture in New Mexico.

In December 2007 the Corporation established a relationship with a private institutional investment group contracted to acquire, through a financial facility, interest ownership in six term assignments containing six existing and producing gas wells in Crockett County, Texas.  The conclusion of the transaction and recording of the wells took place in the first quarter of 2008.

Jon Fullenkamp, the President/C.E.O., is the sole employee and has a great deal of experience in the oil and gas industry.  The Company retains independent contractors to assist in operating and managing the prospects and projects.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of March 31, 2008 and  2007 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses.  The Company incurred an operating loss of $1,248,171 but a positive cash flow from operations of $3,017,516, primarily from the sale of a working interest in wells, for the three months ended March 31, 2008.  The company has a shareholders’ equity of $1,535,043 at March 31,2008.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 7, 1982.  Since inception, the Company has incurred operating losses totaling $7,636,314, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital.  The Company’s working capital has been generated through the sales of common stock, loans made by officers of the Company and a bank line of credit. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Principles of Consolidation

The consolidated financial statements include those of Victory Energy Corporation and its wholly owned subsidiaries, Global Card Incorporated, On Demand Communications, Inc. and Victory Energy Resources, Inc. All material inter-company items and transactions have been eliminated.  There has been no activity in the subsidiaries.

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if preferred stock at the end of the applicable period were exercised. These potential dilutive securities were included in the calculation of loss per share for the three months ended March 31, 2008.   They were not included in the calculation for March 31, 2007 because the Company incurred a loss in the period, and thus their effect would have been anti-dilutive.  At March 31, 2008 potentially dilutive securities consisted of 585,690 shares of preferred stock, convertible at the rate of 1 preferred share to 100 common shares.

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

	2007		2006
Numerator:

Basic and diluted net loss per share:

Net Income (Loss)	$	(1,751,834)	$(1,168,975)

Denominator

Basic and diluted weighted average
number of shares outstanding		106,041,725	2,923,505

Basic and Diluted Net Loss Per Share		$0.02	$(0.09)

Dilutive effect of Preferred Stock		58,569,000	Nil

Equipment and Fixtures

Equipment and fixtures are recorded at cost.  Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets as follows.

Description	Years

Furniture and fixtures	7
Computer hardware and software	3-5

Equipment and fixtures have been fully depreciated.

NOTE 3 – RELATED PARTY TRANSACTIONS

Five ledger accounts in the books of the Company relating to loans, salaries and out-of-pocket expenses payable to the President/C.E.O., Jon Fullenkamp, were combined into one account “Loan from Officer”, which totaled $1,369,339 at March 31, 2008 The loan is non-interest bearing and payable on demand.  Under the terms of the employment agreement, the employee may at his election convert any and all funds due to him into shares of the Company’s common stock at a conversion price of $0.01 per share. In practice, in prior years, funds due to him were converted at a discounted market value.

In March 2006 the company issued a promissory note to a group of stockholders for consideration of $141,458 in cash. The terms were to be repayable in one year at an interest rate of 10%, payable quarterly.  Interest was deferred. In December, 2006 the note was reclassified to prepaid subscriptions, reflecting an accommodation with the stockholders. In December 2007, the subscription was eliminated in further negotiations.

NOTE 4 – INVESTMENT IN OIL AND GAS PROPERTIES

In May, 2006 the Company paid $50,000 to Geosurveys, Inc, a geophysical survey company of oil and gas prospects.  This was part of an agreement with Eldorado Exploration, Inc. whereby the Company obtained a 2 ½ percent working interest in a prospective oil well called the Mesa #1 well on leased land in New Mexico.   The agreement provides for cost sharing of drilling costs.

In the first quarter of 2008 the Corporation acquired, with private institutional investors, through a financial facility, 50% of  50% of 74% net revenue interest in six term assignments containing six existing and producing gas wells in Crockett County, Texas.  The lease is known as the Adams-Baggett Canyon Sandstone gas field.    A geologists report dated January 26, 2007 from Joe C. Neal & Associates indicates the following oil and gas reserves, reported in accordance with Financial Accounting Standards Board pronouncement 69 (FAS-69):

PROVED
UNDEVELOPED

Net Reserves to
Evaluated Interests:
Oil, MBBL	0
Gas, MMCF	11,519

Future Cash Inflows	$74,877,000

Ad Valorem Taxes &
Severance Taxes	$7,694,000

Operating Costs	$18,768,000

Capital Costs	$12,000,000

Future Net Cash Flows,
Undiscounted	$36,415,000

Standardized measure of
Per Annum Discounted
Future net cash flows
relating to proved
Oil and gas reserves,
Discounted at 10%	$11,434,000

Victory Energy Corporation share
50% x 74%	$4,231,000

In the first quarter of 2008 the company sold 59%  of its net revenue  interest for $3,000,000.   The percentage reduces to 49% when the purchase price is recovered.  Funds were used for drilling in the same prospect.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There were no additional commitments and contingencies in the three months ended March 31, 2008.

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

On December 31, subscriptions receivable was reduced by $575,000 to $160,000 following an agreement with the subscribers concerned.  Additional paid-in capital was reduced accordingly.

The total of issued and outstanding common shares at December 31, 2007  was 42,395,366.

2008

In January, 2008 600,000 shares of common stock were issued for services $0.04 per share reflecting market value.   $24,000 was recorded as legal fees.

From February 1 to 21, 2008 8,550,000 shares of common stock were issued for services $0.08 per share reflecting market value.   $684,000 was recorded as consulting fees.

On February 22, 2008 2,000,000 shares of common stock were issued for services $0.20 per share reflecting market value.   $100,000 was recorded as consulting fees.

In March, 2008 2,000,000 shares of common stock were issued for services $0.23 per share reflecting market value.   $322,000 was recoded as legal fees.  $138,000 was recorded as consulting fees.

The total of issued and outstanding common shares at March 31, 2008 and 2007 was 60,028,124 and 42,395,366 respectively.

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

On March 13, 2008 44,827.58 shares of preferred stock were converted, at the rate of one share of preferred stock to 100 shares of common stock, to 4,482,758 shares common stock.

The total of issued and outstanding preferred shares at March 31, 2008 and  2007 was 585,690 and 630,517 respectively.

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

The Corporation has established a relationship with a private institutional investment group who are providing drilling funds to the Company for the further development of oil and gas properties. This group provides for direct participation by the investors in the production of completed wells.  The Corporation receives a 15% carried interest in the gas wells and shares in the same value of the production revenue on a monthly basis.  Once initial invested cost to acquire or drill  each well is returned  to the private institutional investment group, the Corporations participation will increase to 25%.  The Corporation will receive the same level of participation in the revenues on a monthly basis at that time.

During the fourth quarter of 2007, the Corporation negotiated the terms to acquire ownership in six term assignments containing six producing gas wells.  The term assignments and gas wells are located in Crockett County Texas located in the Permian Basin.

In the first quarter of 2008, the Corporation acquired the ownership in six term assignments containing six producing gas wells.   Victory’s acquired ownership in the six term assignments is 50% working interest and 50% of 74% net revenue interest in six existing and producing gas wells on the six term assignments in the Canyon Sandstone gas zone, in the Texas Permian Basin. 26% of the interest is set aside for royalty interest owners of each term assignment. The recording of ownership of the term lease assignments is schedule to be recorded at the Crockett County Court house during the second quarter of 2008.  Additionally during the first quarter of 2008, the Corporation drilled two additional Canyon Sandstone gas wells in Crockett County Texas.

Funds for the transaction were provided by a private institutional investment group in exchange for a portion of Victory’s interest ownership in each term assignment.  Currently Victory maintains 15% of the interest ownership until such time the revenues have paid back the original acquisition investment, then Victory’s interest ownership will increase to 25%.

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

We also hold an interest as a joint venture partner in the Mesa Gas Prospect located in Roosevelt County New Mexico.  The Company had held 1,960 acres in a prospective oilfield identified as N.E. Glasgow Prospect located in Montana where plans were to incorporate this prospect into the Company’s developments in Valley County Montana.  The acreage was allowed to lapse back to the State of Montana.  The Company now is currently working with the State of Montana to reacquire the acreage.  We had taken on the evaluation of a prospect in Oklahoma identified as the Skedee Prospect. As we progressed into the due diligence of these prospects and the potential production, management determined that the development of the prospect was not worth the required investment capital. Even with the potential reduction in investment dollars, the prospects had an unacceptable pay back time for the initial investment. Management felt the shareholders would be better served by seeking other prospects.

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

The Corporation has established a relationship with a private institutional investment group who are providing drilling funds to the Company for the further development of oil and gas properties. This group provides for direct participation by the investors in the production of completed wells.  The Corporation receives a 15% carried interest in the gas wells and shares in the same value of the production revenue on a monthly basis.  Once initial invested cost to acquire or drill  each well is returned  to the private institutional investment group, the Corporations participation will increase to 25%.  The Corporation will receive the same level of participation in the revenues on a monthly basis at that time.

During the fourth quarter of 2007, the Corporation negotiated the terms to acquire ownership in six term assignments containing six producing gas wells.  The term assignments and gas wells are located in Crockett County Texas located in the Permian Basin.

In the first quarter of 2008, the Corporation acquired the ownership in six term assignments containing six producing gas wells.   Victory’s acquired ownership in the six term assignments is 50% working interest and 50% of 74% net revenue interest in six existing and producing gas wells on the six term assignments in the Canyon Sandstone gas zone, in the Texas Permian Basin. 26% of the interest is set aside for royalty interest owners of each term assignment. The recording of ownership of the term lease assignments is schedule to be recorded at the Crockett County Court house during the second quarter of 2008.  Additionally during the first quarter of 2008, the Corporation drilled two additional Canyon Sandstone gas wells in Crockett County Texas.

Funds for the transaction were provided by a private institutional investment group in exchange for a portion of Victory’s interest ownership in each term assignment.  Currently Victory maintains 15% of the interest ownership until such time the revenues have paid back the original acquisition investment, then Victory’s interest ownership will increase to 25%.

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

We also hold an interest as a joint venture partner in the Mesa Gas Prospect located in Roosevelt County New Mexico.  The Company had held 1,960 acres in a prospective oilfield identified as N.E. Glasgow Prospect located in Montana where plans were to incorporate this prospect into the Company’s developments in Valley County Montana.  The acreage was allowed to lapse back to the State of Montana.  The Company now is currently working with the State of Montana to reacquire the acreage.  We had taken on the evaluation of a prospect in Oklahoma identified as the Skedee Prospect. As we progressed into the due diligence of these prospects and the potential production, management determined that the development of the prospect was not worth the required investment capital. Even with the potential reduction in investment dollars, the prospects had an unacceptable pay back time for the initial investment. Management felt the shareholders would be better served by seeking other prospects.

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

Results of Operations for Period Ended March 31, 2008

As of March 31, 2008, the Company has earned revenues of $252,000 and has incurred a net loss to date of $1,751,834. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the three month period ended March 31, 2008, we incurred operating expenses in the amount of $1,248,171. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a material effect on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported.

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we issued 13,150,000 shares of common stock.

Item 3.  Defaults Upon Senior Securities

During the three months ended March 31, 2008, we were not in default on any of our indebtedness.

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

Victory Energy Corporation

Date: May 20, 2008	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
Principal Executive Officer Principal Financial Officer Principal Accounting Officer and Director

Date: May 20, 2008	By:	/s/ Rick May
Rick May
Director

Date: May 20, 2008	By:	/s/ Perry Mansell
Perry Mansell
Director