Form 10-Q
period 2008-06-30
VICTORY ENERGY CORP
filed 2008-08-19
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2008

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

(702) 989-9735
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008, there were 96,262,089 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES☐ NO ☒

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet, June 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statement of Operations, for the three months ended June 30, 2008 and 2007, and cumulative from inception to June 30, 2008 (unaudited)	4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 7, 1982 (inception) through June 30, 2008 (unaudited)	5

Consolidated Statements of Cash Flows, for the three months ended June 30, 2008 and 2007, and cumulative from inception (Jan. 7, 1982) to June 30, 2008 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	20

Item 1.                    Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	Unaudited	(Restated)
CURRENT ASSETS		Note 8
Cash and Cash Equivalents	$159	$3,251
Subscriptions Receivable	160,000	160,000
Prepaid Rent	7,250	-
Total Current Assets	167,409	163,251

FIXED ASSETS, NET	-	-

OTHER ASSETS
Drilling Costs	3,564,000	-
Natural Gas Working Interest	1,570,000	-
Investment in Joint Venture	50,000	50,000
Total Other Assets	5,184,000	50,000

TOTAL ASSETS	$5,351,409	$213,251

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$57,974	$34,803
Credit Line - WFB Business Line	76,545	81,860
Prepaid Subscriptions	203,500	203,500
Loan from Officer	1,209,779	1,377,879
Dividend Payable	3,953,621	-
Short Term Advance	2,078,000	-
Total Current Liabilities	7,579,419	1,698,042

Total Liabilities	7,579,419	1,698,042

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
2,300,000 issued and outstanding at June 30, 2008
630,517 issued and outstanding at December 31, 2007	2,300	631
Common Stock, $0.001 par value, 200,000,000 shares authorized,
96,262,089 issued and outstanding atJune 30, 2008
42,395,366 issued and outstanding at December 31, 2007	96,262	42,395
Additional paid-in capital	10,331,845	7,860,331
Deficit accumulated in the development stage	(12,658,417)	(9,388,148)

Total Stockholders' Deficit	(2,228,010)	(1,484,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,351,409	$213,251

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
Unaudited

					For the period
					of Inception,
	For the		For the		from January 2,
	Three Months Ended		Six Months Ended		1982 through
	June 30,		June 30,		June 30
	2008	2007	2008	2007	2008

Revenues
Natural Gas Production	$149,019	$-	$401,019	$-	$421,226

Costs and Expenses

Royalties	464,728	-	568,428	-	568,428
Consulting Expense	687,164	680,494	1,707,590	2,912,501	9,341,411
Professional Fees	2,860	-	352,860	-	511,006
Land Leases	780	4,500	780	6,180	26,500
Wages and Salaries	-	-	-	-	270,500
Other General & Administrative	526,697	36,535	656,437	160,843	1,873,894

Total Expenses	1,217,501	721,529	2,717,667	3,079,524	12,023,311

Operating Loss	(1,068,482)	(721,529)	(2,316,648)	(3,079,524)	(11,602,085)

Other Income and (expenses)

Sale of Working Interest in Wells	-	-	3,000,000	-	3,000,000
Loss on abandonment of subsidiary					(50,900)
Loss from reduction in debt					(48,363)
Interest Expense					(5,664)
Other Income					2,216

Total Other Income and (expenses)	-	-	3,000,000	-	2,897,289

Net Income (Loss)	$(1,068,482)	$(721,529)	$683,352	$(3,079,524)	$(8,704,796)

Basic and Dilutive net loss per share	$(0.013)	$(0.036)	$0.002	$(0.187)

Weighted average number of shares
outstanding, basic and diluted	80,751,752	19,973,370	294,112,238	16,467,912

Dilutive effect of preferred stock,	0	0	230,000,000	0
(Note 2)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Unaudited

						Accumulated
					Additional	Deficit During
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances at December 31, 2007	42,395,366	$42,395	630,517	$631	$7,860,331	$(9,388,148)	$(1,484,791)

Common stock for services $0.04/sh	600,000	600			23,400		24,000
Common Stock for services $0.08/sh	8,550,000	8,550			675,450		684,000
Common stock for services @ $0.20/sh	2,000,000	2,000			98,000		100,000
Preferred Stock converted to common	4,482,758	4,483	(44,827)	(45)	(4,438)		-
Common Stock for services $0.23/sh	2,000,000	2,000			458,000		460,000
Preferred stock converted to common	28,568,965	28,569	(285,690)	(286)	(28,283)
Common stock for services $0.20/sh.	2,000,000	2,000			398,000		400,000
Common stock for cash	600,000	600			29,400		30,000
Common stock for services $0.17/sh.	115,000	115			19,435		19,550
Common stock for consulting $0.17/sh.	100,000	100			16,900		17,000
Common stock for cash	1,600,000	1,600			78,400		80,000
Warrants exercised for common $0.25	1,000,000	1,000			249,000		250,000
Common stock for consulting $0.13	1,000,000	1,000			129,000		130,000
Common stock for services $0.13	1,250,000	1,250			131,250		132,500
Preferred stock issued for debt $0.10/sh			2,000,000	2,000	198,000		200,000
Dividend declared May 2, 2008						(3,953,621)	(3,953,621)
Net income six mo. ended June 30, 2008						683,352	683,352

Balances at June 30, 2008	96,262,089	$96,262	2,300,000	$2,300	$10,331,845	$(12,658,417)	$(2,228,010)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

	For the		For the		Inception from
	Three Months Ended		Six Months Ended		Jan. 7, 1982
	June 30,		June 30,		through
	2008	2007	2008	2007	Jun 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Operating Loss	$(1,068,482)	$(1,910,549)	$(2,316,648)	$(3,079,524)	$(11,704,796)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation
Non cash issue of common stock for services	699,050		1,967,050	585,396	8,624,532
Increase in Short Term Receivables
Decrease (Increase) in Prepaid Expenses	(7,250)		(7,250)		(7,250)
Increase (Decrease) in Deposits
Increase (Decrease) in Prepaid Subscriptions				(735,000)	203,500
(Increase) Decrease in Subscriptions Receivable		454,020			160,000
Increase (Decrease) in accounts payable	25,489	8,022	23,171	21,298	57,974
Increase (Decrease) in accrued liabilities
Increase (Decrease ) in Accrued Payroll,P'roll Taxes
Repayment of long term debt
Increase in Dividends Payable			3,953,621
Non-cash contributed capital
Net Cash provided by (used by)
Operating Activities	(351,193)	(1,448,507)	3,619,944	(3,207,830)	(2,666,040)
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling Costs	(20,000)		(3,564,000)		(3,056,000)
Investment in Natural Gas Working Interest			(1,570,000)
Purchase of Fixed Assets
Investment in Joint Venture					(50,000)
Net Cash (used by) Investing Activities	(20,000)	-	(5,134,000)	-	(3,106,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(23,773)
Proceeds of sale of working interest in wells			3,000,000		3,000,000
Proceeds (Repayment) of Loans
Proceeds (repayment) of Credit Line		775	(5,315)	23,661	76,545
Proceeds (Repayment) of Loan from Officer	(5,315)	114,984	(168,100)	298,480	1,209,779
Increase (Decrease) in Other Loans Payable	(159,560)		2,078,000
Proceeds from the sale of Preferred Stock					246,950
Proceeds from conversion of Preferred Stock		(85)	200,000	(85)	200,000
Proceeds from the sale of Common Stock	200,000	14,788	110,000	23,980	732,321
Subscriptions Receivable for stock issued	110,000				(160,000)
Proceeds of sale/exchange of warrants			250,000		250,000
Contributed Capital by shareholders	250,000	1,305,693		2,850,113	216,604
Dividends declared			(3,953,621)
Net Cash provided by Financing Activities	371,352	1,436,155	1,510,964	3,196,149	5,772,199
NET INCREASE (DECREASE) IN CASH	159	(12,352)	(3,092)	(11,681)	159
CASH AT BEGINNING OF PERIOD	0	592	3,251	(79)	-
CASH AT END OF PERIOD	$159	$(11,760)	$159	$(11,760)	$159

CASH PAID FOR:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

VICTORY ENERGY CORPORATION
June 30, 2008

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

In the transaction of the purchase of 50% of the original six producing gas wells, a 100% of the net royalty interest ownership is 74%.  As Victory Energy Corporation purchased 50% of the net royalty interest; this represents 50% of the 74% available. The purchase resulted in acquiring 37% of the 74%, which is equal to 50% of the net royalty interest ownership.  The Corporation retains 15% of 50% of the net royalty interest and the investment group retains the remainder. The investment group invested $1,430,000 for the purchase of these original six producing wells.  Victory Energy Corporation did not invest cash.

During the first quarter of 2008, the Corporation drilled two additional Canyon Sandstone gas wells in Crockett County Texas.

During the second quarter of 2008, the Corporation drilled four additional Canyon Sandstone gas wells in Crockett County Texas.

Jon Fullenkamp, the President/C.E.O., is the sole employee and has a great deal of experience in the oil and gas industry.  The Company retains independent contractors to assist in operating and managing the prospects and projects.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of June 30, 2008 and 2007 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses.  The Company incurred a net operating loss of $2,316,648 in the six months ended June 30, 2008, but net income of $683,352, primarily due to the sale of a working interest in wells.  The company has a shareholders’ deficit of $2,228,010 at June 30, 2008.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 7, 1982.  Since inception, the Company has incurred operating losses totaling $12,658,417, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital.  The Company’s working capital has been generated through the sales of common stock, sale of a working interest, loans made by officers of the Company and a bank line of credit. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if preferred stock at the end of the applicable period were exercised. These potential dilutive securities were included in the calculation of loss per share for the six months ended June 30, 2008.   They were not included in the calculation for June 30, 2007 because the Company incurred a loss in that period, and thus their effect would have been anti-dilutive.  At June 30, 2008 potentially dilutive securities consisted of 2,300,000 shares of preferred stock, convertible at the rate of 1 preferred share to 100 common shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2008 and 2007.

	June 30
	2008	2007
Numerator:

Basic and diluted net loss per share:

Net Income (Loss)	$683,352	$(3,079,524)

Denominator

Basic and diluted weighted average
number of shares outstanding	294,112,238	16,467,912

Basic and Diluted Net Loss Per Share	$0.002	$(0.187)

Dilutive effect of Preferred Stock	230,000,000	Nil

Equipment and Fixtures

Equipment and fixtures are recorded at cost.  Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets as follows.

Description	Years

Furniture and fixtures	7
Computer hardware and software	3-5
-
Equipment and fixtures have been fully depreciated.

Accounting for Oil and Gas Producing Activities

The company uses the successful efforts method of accounting for oil and gas producing activities.  Under this method, acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves.  A determination of whether a well has found proved reserves is made shortly after drilling is completed.  The determination is based on a process which relies on interpretations of available geologic, geophysics, and engineering data.  If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well.

If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.  If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as the well has found a sufficient quantity of reserves to justify it’s completion as a producing well if the required capital expenditure is made and drilling of the additional exploratory wells is under way or firmly planned for the near future.

If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.  In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling.

If after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense.  It’s costs can however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify it’s completion as a producing well and sufficient progress is made assessing the reserves and the well’s economic and operating feasibility.  The impairment of unamortized capital costs is measured as a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value.

The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.  During 2007 the company did not record any impairment.  Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

The Costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the company’s experience of successful drilling.  Properties related to gathering and pipeline systems and equipment are depreciated using the straight-line method based on estimated useful lives ranging from 10 to 25 years.  Generally pipeline and transmission systems are amortized over 12 to 25 years, gathering and compressing equipment is amortized over 10 years and storage equipment and facilities are amortized over 10 to 16 years.

Certain other assets are depreciated on a straight-line basis over 3 to 10 years.  Buildings are depreciated on a straight-line basis over 25 years.  Costs of retired, sold or abandoned properties that make up a part of an amortization base (partial field) are charged to accumulated depreciation, depletion and amortization if the units-of-production rate is not significantly affected.  Accordingly, a gain or loss, if any, is recognized only when a group of proved properties (entire field) that make up the amortization base has been retired, abandoned or sold.

Oil and Gas Revenue Recognition

The company applies the sales method of accounting for natural gas revenue.  Under thus method, revenues are recognized based on the actual volume of natural gas sold to purchasers.

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

On May 5, 2008 2,000,000 preferred shares were issued to Jonathan Fullenkamp, President and Chief Executive Officer, for consideration of $200,000 applied to Officer’s Loan.

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

In December 2006 the Corporation contracted to purchase a 50% working interest, and a 50% of 74% net revenue interest (a 37% net interest of the whole), in six existing and producing gas wells in Crockett County, Texas, together with certain drilling costs, for $3,000,000.  The lease is known as the Adams-Baggett Canyon Sandstone gas field.  The lease was valued at $ 1,430,000 and the drilling costs for future wells at $1,570,000. In January 2008 the purchase price was paid by funds from an institutional investment group, which received a portion of the net revenue interest.  The portion received by the investment group was 59% of the net revenue interest purchased, representing 22 % of the whole.  The 59% is reduced to 49%, representing 18 % of the whole, when the purchase price is recovered.  The Company’s share of the net revenue interest is 41% of the interest purchased, or 15% of the whole.   After the investment group recovers the purchase price, the Company’s share increases to 51% of the purchase, representing 19% of the whole.  The investment group invested $1,430,000 for the original six producing wells.  Victory Energy Corporation did not invest cash.

The $3,000,000 sale of the working interest was recorded as a sale of property under “Other Income”.   The concomitant working/net revenue interest of $1,430,000 was capitalized, together with drilling costs of $1,570,000.

The Company was allocated additional drilling funds of $2,134,000 from an investment group for its working interest, raising the total capitalized drilling costs to $2,564,000 as at June 30, 2008. The additional funds were recorded as a short term advance, which the Company intends to pay out in the current accounting cycle with a percentage of net working interest, as before.

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

Standardized measure of
Per Annum Discounted
Future net cash flows
relating to proved
Oil and gas reserves,
Discounted at 10%	$11,434,000

Victory Energy Corporation share
50% x 74% x 41% (15.17%)	$1,734,538

In the six months ended June 30, 2008, the Company received $401,019 from proceeds of the sale of gas production from the Adams-Baggett Canyon Sandstone group of wells, in which the Company holds an interest.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There were no additional commitments and contingencies in the three months ended June 30, 2008.

NOTE 6 – CAPITAL STOCK TRANSACTIONS

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

On April 3, April 30, May 5 and June 27, an aggregate of 28,568.96 of preferred shares were converted at the rate of one share of preferred stock to 100 shares of common stock to 28,568,965 common stock.

On April 4, 2008, 2,000,000 shares of common stock were issued to M. Iorlano in settlement of a consulting contract of $400,000.

On April 28, 2008, 600,000 common shares were sold to R. Zamber, realizing $30,000.

On April 28, 2008 115,000 common shares were issued to R.D. Jergens in satisfaction of a claim.  $19,550 was recorded as expense.

On April 28, 100,000 shares were issued to L, Folkes.  $17.000 consulting expense was recorded.

On April 30, 2008, 1,600,000 common shares were sold to R. Zamber, realizing $80,000.

On April 30, 2008, 1,000,000 warrants were exercised by James Consulting for 1,000,000 common shares, realizing $250,000.

On May 2, 2008, 1,000,000 common shares were issued to Steinfield Consulting.   Expense of $130,000 was recorded.

On May 2, 2008, 1,000,000 common shares were issued to Management Services.   Expense of $132,500 was recorded.

The total of issued and outstanding common shares at June 30, 2008 and 2007 was 96,262,0859 and 31,285,366 respectively.

Preferred Stock

On March 13, 2008 44,827.58 shares of preferred stock were converted, at the rate of one share of preferred stock to 100 shares of common stock, to 4,482,758 shares common stock.

On April 3, April 30, May 5 and June 27, an aggregate of 28,568.96 of preferred shares were converted, at the rate of one share of preferred stock to 100 shares of common stock, to 28,568,965 shares of common stock.

On May 2, 2008, 2,000,000 preferred shares were issued to Jonathan Fullenkamp for proceeds of $200,000, applied to Officer Loan.

The total of issued and outstanding preferred shares at June 30, 2008 and 2007 was 2,300,000 and 630,517 respectively.

NOTE 7 – LITIGATION

The Company is not subject to any reportable legal proceedings.

NOTE 8 – RESTATEMENTS

Balance Sheet.

Drilling Costs of $3,000,000 were aggregated in a previous quarterly reporting, related to the sale of a portion of a net working interest in gas wells.  The costs are more specifically separated into components:

Drilling Costs	$1,430,000
Natural Gas Working Interests	$1,570,000
$3,000,000
This had no effect on net income or net equity.

Officer loan was reclassified from Other Liabilities to Current Liabilities in the restated balance sheet, since the obligation is payable on demand.    The reclassification had no effect on net equity, or net income.

Statement of Operations.   Revenue is sub classified as Natural Gas Production.   This had no effect on net income or net equity.

Statement of Cash Flows.   Bank Overdraft in a previous quarterly filing was included in the aggregate of ending cash.  Bank Overdraft is a borrowing from the bank and is restated as a financing activity in the Statement of Cash Flows.  The restatement had no effect on net equity or net income.

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

In the first quarter of 2008 the Corporation acquired, with private institutional investors, through a financial facility, 50% of 50% of 74% net revenue interest in six term assignments containing six existing and producing gas wells in Crockett County, Texas.  In the transaction of the purchase of 50% of the original six producing gas wells, a 100% of the net royalty interest ownership is 74%.  As Victory Energy Corporation purchased 50% of the net royalty interest; this represents 50% of the 74% available. The purchase resulted in acquiring 37% of the 74%, which is equal to 50% of the net royalty interest ownership.  The Corporation retains 15% of 50% of the net royalty interest and the investment group retains the remainder. The investment group invested $1,430,000 for the purchase of these original six producing wells.  Victory Energy Corporation did not invest cash.

During the first quarter of 2008, the Corporation drilled two additional Canyon Sandstone gas wells in Crockett County Texas.

During the second quarter of 2008, the Corporation drilled four additional Canyon Sandstone gas wells in Crockett County Texas.

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

The Canyon Sandstone gas play is located in the Texas Permian Basin as part of the large prolific Adams-Baggett Canyon Sandstone gas field. The Canyon Sandstone formation is found at a depth of 4,300 feet to 4,900 feet. Initial flow test for these wells is approximately 250,000 cubic feet of gas per day per well. The average life span of a Canyon Sandstone gas well is approximately 30 years, the decline production curve starting during the second year.

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

Results of Operations for Period Ended June 30, 2008

As of June 30, 2008, the Company has earned revenues of $401,019 and has incurred a net loss to date of $12,658,417. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the three month period ended June 30, 2008, we incurred operating expenses in the amount of $1,217,501. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4T.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures require updating to specifically comply with item 601(b) (31) of Regulation S-B and SOX 404 to be effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Within the next 15 days the Company will engage a consultant to assist the Company in establishing internal controls. By September 30th the Company will establish an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee, and a Public Policy Committee.   Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not subject to any reportable legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, we issued 7,665,000 shares of common stock.

Item 3.  Defaults Upon Senior Securities

During the three months ended June 30, 2008, we were not in default on any of our indebtedness.

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

Victory Energy Corporation

Date: August 19, 2008	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
Principal Executive Officer Principal Financial Officer Principal Accounting Officer and Director

Date: August 19, 2008	By:	/s/ Rick May
Rick May
Director

Date: August 19, 2008	By:	/s/ Perry Mansell
Perry Mansell
Director