Form 10-Q
period 2008-09-30
VICTORY ENERGY CORP
filed 2008-11-14
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES   ☐   NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2008, there were 120,512,710 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES  ☐   NO ☒

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet, September 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statement of Operations, for the three months ended September 30, 2008 and 2007, and cumulative from inception to June 30, 2008 (unaudited)	4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 7, 1982 (inception) through September 30, 2008 (unaudited)	5

Consolidated Statements of Cash Flows, for the three months ended September 30, 2008 and 2007, and cumulative from inception (Jan. 7, 1982) to September 30, 2008 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22

Item 1.                    Financial Statements
VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	Unaudited	(Restated)
CURRENT ASSETS		Note 8
Cash and Cash Equivalents	$4,337	$3,251
Subscriptions Receivable	160,000	160,000
Prepaid Rent	7,250	-
Total Curent Assets	171,587	163,251

FIXED ASSETS, NET	-	-

Other Assets
Drilling Costs	6,304,000	-
Natural Gas Working Interest	1,430,000	-
Investment in Joint Venture	50,000	50,000
Total Other Assets	7,784,000	50,000

TOTAL ASSETS	$7,955,587	$213,251

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts Payable	$110,781	$34,803
Accrued Liabilities	320,500
Credit Line - WFB Business Line	76,414	81,860
Prepaid Subscriptions	203,500	203,500
Loan from Officer	879,306	1,377,879
Total Current Liabilities	1,590,501	1,698,042

Total Liabilities	1,590,501	1,698,042

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
2,255,172 issued and outstanding at September 30, 2008
630,517 issued and outstanding at December 31, 2007	2,255	631
Common Stock, $0.001 par value, 200,000,000 shares authorized,
120,512,710 issued and outstanding at September 30, 2008
42,395,366 issued and outstanding at December 31, 2007	120,513	42,395
Additional paid-in capital	14,261,260	7,860,331
Deficit accumulated in the development stage	(8,018,942)	(9,388,148)

Total Stockholders' Equity (Deficit)	6,365,086	(1,484,791)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,955,587	$213,251

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Operations
Unaudited
					For the period
					of Inception,
	For the		For the		from January 2,
	Three Months Ended		Nine Months Ended		1982 through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenues
Natural Gas Production	$357,617	$-	$758,636	$-	$778,843
Costs of Production	11,000	$-	11,000	$-	11,000.00
	346,617	-	747,636	-	767,843.00

Costs and Expenses

Royalties	228,894	-	797,322	-	8,431,143.00
Consulting Expense	71,810	95,000	1,779,400	3,007,501	1,937,546.00
Professional Fees	16,425	-	369,285	-	369,285.00
Land Leases	-	-	780	1,680	26,500.00
Wages and Salaries	-	-	-	-	270,500.00
Other General & Administrative	296,907	47,159	156,022	212,502	1,373,479.00

Total Expenses	385,142	142,159	3,102,809	3,221,683	12,408,453.00

Operating Loss	(38,525)	(142,159)	(2,355,173)	(3,221,683)	(11,640,610)

Other Income and (expenses)

Sale of Net Revenue Interest in Wells	4,678,000	-	7,678,000	-	7,678,000.00
Loss on abandonment of subsidiary					(50,900.00)
Loss from reduction in debt					(48,363.00)
Interest Expense					(5,664.00)
Other Income					2,216.00

Total Other Income and (expenses)	4,678,000	-	7,678,000	-	7,575,289

Net Income (Loss)	$4,639,475	$(142,159)	$5,322,827	$(3,221,683)	$(4,065,321)

Basic and Dilutive net loss per share	$0.04	$(0.00)	$0.02	$(0.15)

Weighted average number of shares
outstanding, basic and diluted	118,933,524	31,285,366	308,036,585	21,461,340

Dilutive effect of preferred stock,	-	-	225,517,200	-
(Note 2)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the nine months ended September 30, 2008
Unaudited
						Accumulated
					Additional	Deficit During
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances at December 31, 2007	42,395,366	$42,395	630,517	$631	$7,860,331	$(9,388,148)	$(1,484,791)

Common stock for services $0.04/sh	600,000	600			23,400		24,000
Common Stock for services $0.08/sh	8,550,000	8,550			675,450		684,000
Common stock for services @ $0.20/sh	2,000,000	2,000			98,000		100,000
Preferred Stock converted to common	4,482,758	4,483	(44,827)	(45)	(4,438)		-
Common Stock for services $0.23/sh	2,000,000	2,000			458,000		460,000
Preferred stock converted to common	28,568,965	28,569	(285,690)	(286)	(28,283)		-
Common stock for services $0.20/sh.	2,000,000	2,000			398,000		400,000
Common stock for cash	600,000	600			29,400		30,000
Common stock for services $0.17/sh.	115,000	115			19,435		19,550
Common stock for consulting $0.17/sh.	100,000	100			16,900		17,000
Common stock for cash	1,600,000	1,600			78,400		80,000
Warrants exercised for common $0.25	1,000,000	1,000			249,000		250,000
Common stock for consulting $0.13	1,000,000	1,000			129,000		130,000
Common stock for services $0.13	1,250,000	1,250			131,250		132,500
Preferred stock issued for debt $0.10/sh			2,000,000	2,000	198,000		200,000
Stock Dividend declared May 2, 2008						(3,953,621)	(3,953,621)
Stock Dividend paid July 1, 2008	19,767,863	19,768			3,933,853		3,953,621
Conversion of Prreferred Stock	4,482,758	4,483	(44,828)	(45)	(4,438)		-
Net income 9 mo. ended Sep 30, 2008						5,322,827	5,322,827

Balances at June 30, 2008	120,512,710	$120,513	2,255,172	$2,255	$14,261,260	$(8,018,942)	$6,365,086

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

	For the		For the		Inception from
	Three Months Ended		Nine Months Ended		Jan. 7, 1982
	September 30		September 30		through
	2008	2007	2008	2007	Jun. 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Operating Loss	$(38,525)	$(142,159)	$(2,355,173)	$(3,221,683)	(11,640,610)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation
Non cash issue of common stock for services			1,967,050	1,535,384	8,624,532
Non Operating Losses					(102,711)
Decrease (Increase) in Prepaid Expenses			(7,250)		(7,250)
Incrrease (Decrease) in Prepaid Subscriptions					203,500
(Incrrease) Decrease in Subscriptions Receivable				(735,000)	(160,000)
Increase (Decrease) in Accounts Payable	52,807	(5,840)	75,978		110,781
Increase (Decrease) in Accrued Liabilities	320,500		320,500	15,458	320,500
Increase (Decrease ) in Accrued Payroll,P'roll Taxes
Repayment of Long Term Debt
Net Cash provided by (used by)
Operating Activities	334,782	(147,999)	1,105	(2,405,841)	(2,651,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling Costs	(4,678,000)		(6,304,000)		(6,304,000)
Investment in Natural Gas Working Interest			(1,430,000)		(1,430,000)
Purchase of Fixed Assets
Investment in Joint Venture					(50,000)
Net Cash (used by) Investing Activities	(4,678,000)	-	(7,734,000)	-	(7,784,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft		(11,760)		(79)
Proceeds of sale of working interest in wells	4,678,000		7,678,000		7,678,000
Proceeds of Short Term Advance
Proceeds (Repayment) of Loans
Proceeds (repayment) of Credit Line	(131)	218	(5,446)	23,879	76,414
Proceeds (Repayment) of Loan from Officer	(330,472)	159,670	(498,573)	458,150	879,306
Increase (Decrease) in Other Loans Payable
Proceeds from the sale of Preferred Stock			200,000		246,950
Proceeds from conversion of Preferred Stock				1,189,020	200,000
Proceeds from the sale of Common Stock			110,000	735,000	732,321
Subscriptions Receivable for stock issued					160,000
Proceeds of sale/excchange of warrants			250,000		250,000
Contributed Capital by shareholders					216,604
Net Cash provided by Financing Activities	4,347,397	148,128	7,733,981	2,405,970	10,439,595
NET INCREASE (DECREASE) IN CASH	4,179	129	1,086	129	4,337
CASH AT BEGINNING OF PERIOD	158	-	3,251	-	-
CASH AT END OF PERIOD	$4,337	$129	$4,337	$129	$4,337

CASH PAID FOR:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

VICTORY ENERGY CORPORATION
September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VICTORY ENERGY CORPORATION
September 30, 2008

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

Current Business of the Company

The Company had no material business operations from 1989 to 2003. In 2004, the Company  began the search for the acquisition of assets, property or businesses and in 2005 focused on projects in the oil and gas industry, intending to drill for oil and gas on leased land.  In 2006 the company entered into a farm-out agreement with the owner of certain oil and gas leases for a 100% working interest in an acreage in Montana, subject to overriding royalties.  The Company also secured other mineral rights in Montana and Texas, as well as a joint venture in New Mexico.

In December 2007 the Corporation contracted to purchase, with institutional investors, through a financial facility, a working interest in six existing and producing gas wells in Crockett County, Texas.  The conclusion of the transaction and recording of the wells took place in the first quarter of 2008.  This was followed in the second quarter of 2008 with an additional $2,078,000 investment from the same institutional investors and $2,600,000 in the third quarter.  Funds were used for drilling a total ten wells, which the Corporation owns outright. Drilling was completed by the end of the third quarter, when eight wells were producing, and two pending.

Jon Fullenkamp, the President/C.E.O., is the sole employee and has a great deal of experience in the oil and gas industry.  The Company retains independent contractors to assist in operating and managing the prospects and projects.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of September 30, 2008 and 2007 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses.  The Company incurred an operating loss of $2,355,173 in the nine months ended September 30, 2008,  but net income of $5,322,827, primarily due to the sale of  net revenue interests in wells.  The company has a shareholders’ equity of $6,365,086 at September 30, 2008.  However the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through sales of common stock and sales of royalty rights.  In the interim, shareholders of the Company are committed to meeting its operating expenses.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure additional sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 7, 1982.  Since inception, the Company has incurred operating losses totaling $11,640,610, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company’s working capital has been generated through the sales of common stock, sale of a working interest and royalty rights, loans made by officers of the Company and a bank line of credit. Management has provided financial data since January 7, 1982 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if preferred stock at the end of the applicable period were exercised. These potential dilutive securities were included in the calculation of earnings per share for the nine months ended September 30, 2008.   They were not included in the calculation for September 30, 2007 because the Company incurred a loss in that period, and thus their effect would have been anti-dilutive.  At September 30, 2008 potentially dilutive securities consisted of 2,255,172 shares of preferred stock, convertible at the rate of 1 preferred share to 100 common shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended September 30, 2008 and 2007.

	September 30
	2008	2007
Numerator:

Basic and diluted net loss per share:

Net Income (Loss)	$5,322,827	$(3,321,683)

Denominator

Basic and diluted weighted average
number of shares outstanding	308,036,585	21,461,340

Basic and Diluted Net Loss Per Share	$0.02	$(0.15)

Dilutive effect of Preferred Stock	225,517,200	0

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

The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.  During 2007 and up to the third quarter of 2008 the company did not record any impairment.  Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Five ledger accounts in the books of the Company relating to loans, salaries and out-of-pocket expenses payable to the President/C.E.O., Jon Fullenkamp, were combined into one account “Loan from Officer”, which totaled $879,306 at September 30, 2008. The loan is non-interest bearing and payable on demand.  Under the terms of the employment agreement, the employee may at his election convert any and all funds due to him into shares of the Company’s common stock at a conversion price of $0.01 per share. In practice, funds due to him have been converted at a discounted market value.

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

In December 2006 the Corporation contracted to purchase a 50% working interest in six existing and producing gas wells in Crockett County, Texas, together with certain drilling costs, for $3,000,000.  The lease is known as the Adams-Baggett Canyon Sandstone gas field.  The working interest in turn owns a net revenue interest of 74% in the six wells.  Victory Energy’s share of the net revenue interest is 50% of the 74%, ( 37% of the whole).

The $3,000,000 purchase price was paid In January 2008.  It was capitalized as drilling costs of $1,570,000 and leasehold interest of $1,430,000 according to their relative values.  Victory Energy’s leasehold interest in the six wells was recorded with the Texas Railroad Commission in Crockett County, Texas on May 12, 2008.

The $3,000,000 funds for the purchase were provided by an institutional investment group.   The investment group received a right to 59% of Victory’s net revenue from the six wells.   The 59% is reduced to 49% when the investment is recovered.  The balance of net revenue is Victory Capital’s share, 41%, increasing to 51% when the $3,000,000 investment has been repaid.

The $3,000,000 sale of the rights to the investment group for a share of net revenue income was recorded as a sale of property under “Other Income”.

The Company received additional drilling funds of $2,134,000 in June, 2008 from the same investment group for drilling ten new wells in Adams-Baggett Canyon Sandstone gas field.  Additional drilling funds of $2,600,000 were received for the project in July, August and September, 2008.  Drilling was completed by September 30, 2008 on the ten wells, of which eight were put into production, (two pending).   A contract for an additional three wells was begun, which completed the funding.

The investment group was sold rights to net revenue income from the ten wells, under the same terms as before,  i.e. 59%,  reducing to 49% when the investment is recovered.

In the nine months ended September 30, 2008, the Company received $738,636 from proceeds of the sale of gas production.    The Company’s obligation to the investment group under the terms of the sale of rights is $435,795, which was paid.

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

Standardized measure of
Per Annum Discounted
Future net cash flows
relating to proved
Oil and gas reserves,
Discounted at 10%	$11,434,000

Victory Energy Corporation share
50% x 74% x 41% (15%)	$1,734,538

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There were no additional commitments and contingencies in the nine months ended September 30, 2008.

NOTE 6 – CAPITAL STOCK TRANSACTIONS

2008

In January, 2008, 600,000 shares of common stock were issued for services $0.04 per share reflecting market value.   $24,000 was recorded as legal fees.

From February 1 to 21, 2008, 8,550,000 shares of common stock were issued for services $0.08 per share reflecting market value.   $684,000 was recorded as consulting fees.

On February 22, 2008, 2,000,000 shares of common stock were issued for services $0.20 per share reflecting market value.   $100,000 was recorded as consulting fees.

In March, 2008, 2,000,000 shares of common stock were issued for services $0.23 per share reflecting market value.   $322,000 was recoded as legal fees.  $138,000 was recorded as consulting fees.

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

On April 28, 2008, 100,000 shares were issued to L, Folkes.  $17.000 consulting expense was recorded.

On April 30, 2008 1,600,000 common shares were sold to R. Zamber, realizing $80,000.

On April 30, 2008, 1000,000 warrants were exercised by James Consulting for 1,000,000 common shares, realizing $250,000.

On May 2, 2008, 1,000,000 common shares were issued to Steinfield Consulting.   Expense of $130,000 was recorded.

On May 2, 2008, 1,000,000 common shares were issued to Management Services.   Expense of $132,500 was recorded.

On July 1, 2008,  19,767,863 common shares were issued in payment of a stock dividend to stockholders of record May 2, 2008:  one share for each four shares held.

On July 28, 2008,  4,482,758 common shares were issued to preferred stockholders, having converted 44,827.58 preferred shares to common shares in a ratio of I referred to 100 common to 1 preferred.

The total of issued and outstanding common shares at September 30, 2008 and 2007 was 120,512,710 and 42,395,366 respectively.

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

On July 28, 2008,  44,827.58 shares of preferred stock were converted to 4,482,758 shares of common stock in a ratio of 100  common to 1 preferred share.

The total of issued and outstanding preferred shares at September 30, 2008 and 2007 was 2,255,172 and 630,517 respectively.

NOTE 7 – LITIGATION

The Corporation is not subject to any reportable legal proceedings.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 3, 2008 the Corporation filed with the Secretary of State of Nevada an amendment to the Articles of Incorporation increasing the authorized common stock to 490,000,000 shares.

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

Our Business

Victory Energy Corporation (OTC symbol VYEY), formerly known as Victory Capital Holdings Corporation (our “Corporation”) was organized under the laws of the State of Nevada on January 7, 1982, under the name All Things, Inc. On March 21, 1985, our Corporation’s name was changed to New Environmental Technologies Corporation; on April 28, 2003, our name was changed to Victory Capital Holdings Corporation and on May 3, 2006, it was changed to Victory Energy Corporation. Our Corporation was formed for the purpose of engaging in all lawful businesses. Our Corporation’s initial authorized capital consisted of 100,000,000 shares of $0.001 par value common voting stock and as of the date of this filing our authorized capital is 200,000,000 shares of $.001 par value common stock.

Our Corporation has had no material business operations since 1989. In 2004, we began the search for the acquisition of assets, property or businesses that may benefit our Corporation and our shareholders. Our goal has been to bring value to the Corporation and to our shareholders through such acquisitions. Each merger and acquisition we approach is done with the intention to position us in markets and sectors where excellent growth is anticipated. We plan to retain a percentage of stock ownership in each subsidiary while spinning them out as their own new public Corporation if such transaction is economically feasible. The balance of the stock will be distributed to the Corporation’s shareholders at the time of spin out of the new public Corporation. This is a non-dilutive method to increase shareholder value as we grow and maintain a position in the market segments selected.

Current Business of the Corporation

Management determined that the Corporation should focus on projects in the oil and gas industry. This is based upon a belief that this industry is an economically viable sector in which to conduct business operations. The Corporation has targeted specific prospects and intends to engage in the drilling for oil and gas. Jon Fullenkamp, the Corporation’s President, has extensive experience in the oil and gas industry and has already recruited additional experience with new directors and advisory board members.

The Corporation has established a relationship with a private institutional investment group who are providing drilling funds to the Corporation for the further development of oil and gas properties. This group provides for direct participation by the investors in the production of completed wells.  The Corporation receives a 15% carried interest in the gas wells and shares in the same value of the production revenue on a monthly basis.  Once initial invested cost to acquire or drill  each well is returned  to the private institutional investment group, the Corporations participation will increase to 25%.  The Corporation will receive the same level of participation in the revenues on a monthly basis at that time.

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

In December 2007 the Corporation contracted to purchase, with institutional investors, through a financial facility, a working interest in six existing and producing gas wells in Crockett County, Texas.  The conclusion of the transaction and recording of the wells took place in the first quarter of 2008.  This was followed in the second quarter of 2008 with an additional $2,078,000 investment from the same institutional investors and $2,600,000 in the third quarter.  Funds were used for drilling a total of ten wells, which the Corporation owns outright. Drilling was completed by the end of the third quarter, when eight wells were producing, and two pending.
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

We also hold an interest as a joint venture partner in the Mesa Gas Prospect located in Roosevelt County New Mexico.  The Corporation had held 1,960 acres in a prospective oilfield identified as N.E. Glasgow Prospect located in Montana where plans were to incorporate this prospect into the Corporation’s developments in Valley County Montana.  The acreage was allowed to lapse back to the State of Montana.  The Corporation now is currently working with the State of Montana to reacquire the acreage.  We had taken on the evaluation of a prospect in Oklahoma identified as the Skedee Prospect. As we progressed into the due diligence of these prospects and the potential production, management determined that the development of the prospect was not worth the required investment capital. Even with the potential reduction in investment dollars, the prospects had an unacceptable pay back time for the initial investment. Management felt the shareholders would be better served by seeking other prospects.

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

Results of Operations for Period Ended September 30, 2008

As of September 30, 2008, the Corporation has earned revenues of $758,636 and has incurred a net operating loss to date of $2,355,173. Other income of $7,678,000 from the sale of net revenue rights resulted in an overall net income of $5,322,827. Operations have been primarily seeking potential opportunities in the oil and gas industry through the location of commercially economical prospects, and raising capital and developing revenue generating opportunities and strategic relationships.

During the three month period ended September 30, 2008, we incurred operating expenses in the amount of $3,202,809. These operating expenses included due diligence expenses, consulting fees, professional fees, land leases, oil and gas leases, and office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from funds invested by a drilling consortium, sale of common stock and from funds put into the Corporation by our CEO. We intend to raise future capital from the sale of a percentage of our prospects to fund development and production or through the sale of our common stock to finance the prospects in their entirety.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4T.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures require updating to specifically comply with item 601(b) (31) of Regulation S-B and SOX 404 to be effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Within the next 15 days the Corporation will engage a consultant to assist the Corporation in establishing internal controls. By November 30th the Corporation will establish an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee, and a Public Policy Committee.   Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation is not subject to any reportable legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, no new shares of common stock were issued.

Item 3.  Defaults Upon Senior Securities

During the three months ended September 30, 2008, we were not in default on any of our indebtedness.

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

Victory Energy Corporation

Date: November 12, 2008	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
Principal Executive Officer Principal Financial Officer Principal Accounting Officer and Director

Date: Novemebr 12, 2008	By:	/s/ Perry Mansell
Perry Mansell
Director