Form 10KSB/A
period 2007-12-31
VICTORY ENERGY CORP
filed 2008-11-21
CIK 700764

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Issuer’s Telephone Number:(702) 989-9735

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

In December of 2007, the Corporation negotiated purchase, through the financial facility with institutional investors, 50% working interest and 50% of 74% net revenue interest in six existing and producing gas wells in the Canyon Sandstone gas zone from Universal Energy Resources, Inc., a whole owned subsidiary of 1st Texas Natural Gas Company Inc.  The recording of these wells, to the wholly owned subsidiary of Victory Energy Corporation, Production Resources Incorporated through the State of Texas, will take place during the second quarter of 2008.

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

We also hold an interest as a joint venture partner in the Mesa Gas Prospect located in Roosevelt County New Mexico.  Additionally, the Company had held 1,960 acres in a prospective oilfield identified as N.E. Glasgow Prospect, the property was allowed to lapse back to the state .  We had taken on the evaluation of a prospect in Oklahoma identified as the Skedee Prospect. As we progressed into the due diligence of these prospects and the potential production, management determined that the development of the prospect was not worth the required investment capital. Even with the potential reduction in investment dollars, the prospects had an unacceptable pay back time for the initial investment. Management felt the shareholders would be better served by seeking other prospects.

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

Additionally, the United States Bureau of Land Management and the various states impose certain restrictions such as terrain and archaeological restraints, habitat mating, non-drilling periods and other restrictions, which could prohibit or hamper the Operator’s right to drill. Normally these restrictions can be satisfied and the proposed wells can be drilled; nevertheless, the granting of a drilling permit is at the sole discretion of the governmental authority.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company through the establishment of an investment fund of institutional investors has negotiated purchase of 50% working interest in six existing producing wells in Crockett County Texas, from Universal Energy Resources Inc., a wholly owned subsidiary of 1st Texas Natural Gas Company Inc.  The ownership of the wells will be recorded through our wholly owned subsidiary, Production Resources Incorporated, with the State of Texas during the second quarter of 2008 per contractual conditions of the purchase agreement with 1st Texas Natural Gas Company Inc.

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

ITEM 8A. CONTROLS AND PROCEDURES

The Company has set up disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time period. At the end of the period covered by this report, the Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed a material weakness due to management’s failure to provide a report on internal control over financial reporting, the Company’s CEO and CFO concluded that the Company’s controls and procedures are not effective as of the end of the period covered by this report.

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

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers, which is attached to this Annual Report as Exhibit 14.1.

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

VICTORY ENERGY CORPORATION

Date: November 20, 2008	By:	/s/ Jon Fullenkamp
Jon Fullenkamp
CEO, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

VICTORY ENERGY CORPORATION

Date: November 20, 2008	By:	/s/ Jon Fullenkamp
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

/s/ John Kinross-Kennedy
John Kinross-Kennedy
Certified Public Accountant
Irvine, California
April 5, 2008

Consolidated Balance Sheets
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006

CURRENT ASSETS
Cash and Cash Equivalents	$3,251	$-
Subscriptions Receivable	160,000	-
Total Current Assets	163,251	-

FIXED ASSETS, NET	-	-

OTHER ASSETS
Investment in Joint Venture	50,000	50,000

TOTAL ASSETS	$213,251	$50,000

CURRENT LIABILITES
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITES
Bank Overdraft	$-	$79
Accounts Payable	34,803	19,142
Credit Line - WFB Business Line	81,860	56,961
Prepaid Subscriptions	203,500	203,500
Total Current Liabilities	320,163	279,682

OTHER LIABILITIES
Loan from Officer	1,377,879	690,085
Total Other Liabilities	1,377,879	690,085

Total Liabilities	1,698,042	969,767

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 630,517 issued and outstanding	631	716
Common Stock, $0.001 par value, 200,000,000 shares
authorized, 42,395,366 issued and outstanding	42,395	4,518
Additional paid-in capital	7,860,331	4,566,320
Deficit accumulated in the development stage	(9,388,148)	(5,491,321)

Total Stockholders' Deficit	(1,484,791)	(919,767)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$213,251	$50,000

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
(Note 2)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Unaudited
						Accumulated
					Additional	Deficit During
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances at January 7, 1982	-	$-	-	$-	$-	$-	$-
Common stock for cash at $7.50/sh	6,000	6			45,000		45,006
Common stock for cash at $0.39/sh.	168,503	169			65,819		65,988
Net loss from inception to Dec. 31,'82						(39,597)	(39,597)
Balances at Dec. 31, 1982	174,503	175			110,819	(39,597)	71,397

Net loss, year ended Dec. 31, 1983						(71,397)	(71,397)
Balances at Dec. 31, 1983	174,503	175			110,819	(110,994)	(0)

Common stock for cash at $25.00/sh.	57				1,425		1,425
Common stock for cash at $25.00/sh. per share	3				75		75
Common stock for cash at $0.025/sh. per share	1,580,000	1,580			38,373		39,953
Net loss - year ended Dec. 31, 1984							-
Balances at Dec. 31, 1984	1,754,563	1,755			150,692	(110,994)	41,453

Cancellation of common stock	(1,296,132)	(1,297)					(1,297)
Net loss - year ended Dec. 31, 1985							-
Balances at Dec. 31, 1985	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1986							-
Balances at Dec. 31, 1986	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1987							-
Balances at Dec. 31, 1987	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1988							-
Balances at Dec. 31, 1988	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1989							-
Balances at Dec. 31, 1989	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1990							-
Balances at Dec. 31, 1990	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1991							-
Balances at Dec. 31, 1991	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1992							-
Balances at Dec. 31, 1992	458,431	458			150,692	(110,994)	40,156

Net loss - year ended Dec. 31, 1993							-
Balances at Dec. 31, 1993	458,431	458			150,692	(110,994)	40,156

Cancellation of common stock	(316,000)	(316)					(316)
Net loss - year ended Dec. 31, 1994						(6,656)	(6,656)
Balances at Dec. 31, 1994	142,431	142			150,692	(117,650)	33,184

Common stock for cash at $0.001/sh.	2,357,895	2,359					2,359
Net loss - year ended Dec. 31, 1995						(49,097)	(49,097)
Balances at Dec. 31, 1995	2,500,326	2,500			150,692	(166,747)	(13,555)

Common stock for cash at $0.001/sh.	120,000	120					120
Net loss - year ended Dec. 31, 1996	0	0				(1,681)	(1,681)
Balances at Dec. 31, 1996	2,620,326	2,620			150,692	(168,428)	(15,116)

Net loss - year ended Dec. 31, 1997						(3,517)	(3,517)
Balances at Dec. 31, 1997	2,620,326	2,620			150,692	(171,945)	(18,633)

Net loss - year ended Dec. 31, 1998						(2,479)	(2,479)
Balances at Dec. 31, 1998	2,620,326	2,620			150,692	(174,424)	(21,112)

Net loss - year ended Dec. 31, 1999						(6,307)	(6,307)
Balances at Dec. 31, 1999	2,620,326	2,620			150,692	(180,731)	(27,419)

Net loss - year ended Dec. 31, 2000						(9,011)	(9,011)
Balances at Dec. 31, 2000	2,620,326	2,620			150,692	(189,742)	(36,430)

Net loss - year ended Dec. 31, 2001						(19,461)	(19,461)
Balances at Dec. 31, 2001	2,620,326	2,620			150,692	(209,203)	(55,891)
Contributed capital for rent and
other compensation					1,950		1,950
Net loss - year ended Dec. 31, 2002						(13,960)	(13,960)
Balances at Dec. 31, 2002	2,620,326	2,620			152,642	(223,163)	(67,901)
Contributed capital for rent and
officer compensation					488		488
Capital contributed by shareholders
via accounts payable and interest					77,415		77,415

Stock issued for services $0.025/sh.	13,389,932	13,390			321,358		334,748
Stock issued for services at $0.61/sh.	100,000	100			60,900		61,000
Stock for consulting at $0.47/share	10,000	10			4,690		4,700
Net loss - year ended Dec. 31, 2003						(592,962)	(592,962)
Balances at Dec. 31, 2003	16,120,258	16,120			617,493	(816,125)	(182,512)

Stock issued for services at $0.16/sh	1,000,000	1,000			159,000	0	160,000
Stock issued for services at $0.17/sh.	1,800,000	1,800			304,200	0	306,000
Stock issued for services at $0.165/sh	800,000	800			131,200	0	132,000
Stock issued for services at $0.215/sh.	30,000	30			6,420	0	6,450
Stock issued for debt at $0.45 per sh.	150,000	150			67,350	0	67,500
Stock issued for services at $0.40/sh	300,000	300			119,700	0	120,000
Stock issued for services at $0.34/sh.	700,000	700			237,300	0	238,000
Stock issued for services at $0.41/sh.	300,000	300			122,700	0	123,000
Stock issued for services at $0.27/sh.	300,000	300			80,700	0	81,000
Stock issued for services at $0.22/sh.	600,000	600			131,400	0	132,000
Net loss - year ended Dec. 31, 2004						(1,606,057)	(1,606,057)
Balances at Dec. 31, 2004	22,100,258	22,100			1,977,463	(2,422,182)	(422,619)

Contributed capital for general and administrative expenses					138,701		138,701
Stock issued for services at $0.03/sh.	19,860,000	19,860			575,940		595,800
Net loss - year ended Dec. 31, 2005						(1,323,775)	(1,323,775)
Balances at December 31, 2005	41,960,258	41,960			2,692,104	(3,745,957)	(1,011,893)

Stock issued for services at $0.027/sh.	17,583,334	17,583			459,917		477,500
Common stock issued in debt
restructuring at $0.06 and $0.03	10,666,667	10,667			429,333		440,000
Stock issued for debt at $0.06/ sh.	5,000,000	5,000			295,000		300,000
Stock issued for services at $0.03/sh.	2,500,000	2,500			72,500		75,000
Stock issued for services at $0.05/sh.	500,000	500			24,500		25,000
Stock issued for services at $0.008/sh.	10,000,000	10,000			70,000		80,000
Stock for consulting at $0.008/sh.	4,500,000	4,500			31,500		36,000
Stock for consulting at $0.008/sh.	500,000	500			3,500		4,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Stock for consulting at $0.008/sh.	700,000	700			4,900		5,600
Stock for consulting at $0.008/sh.	300,000	300			2,100		2,400
Stock for consulting at $0.008/sh.	3,600,000	3,600			25,200		28,800
Stock for consulting at $0.008/sh.	3,000,000	3,000			21,000		24,000
Stock for consulting at $0.008/sh.	4,000,000	4,000			28,000		32,000
Balances before reverse split	108,810,259	108,810			4,187,554	(3,745,957)	550,407

Reverse split 25 to 1, Oct.26, 2006	(104,457,849)	(104,458)			104,458		-
New Stock issued for rounding	890	1			(1)		-
Balances after reverse split	4,353,300	4,353			4,292,011	(3,745,957)	550,407

Preferred stock for cash at $0.467/sh.			715,517	716	246,234		246,950
Common stock for rounding$0.50/sh.	1						-
Common stock for services $0.20/sh	5,200	5			1,035		1,040
Common stock for rounding$0.20/sh.	14						-
Common stock for services $0.17/sh.	160,000	160			27,040		27,200
Net loss - year ended Dec. 31, 2006						(1,745,364)	(1,745,364)
Balances at December 31, 2006	4,518,515	4,518	715,517	716	4,566,320	(5,491,321)	(919,767)

Common stock for services $0.15/sh	6,277,251	6,277			935,310		941,587
Common stock sold @ $0.21/sh	5,662,000	5,662			1,183,358		1,189,020
Common stock for services $0.21/sh	40,000	40			8,360		8,400
Common stock for services $0.21/sh	2,787,600	2,788			582,608		585,396
Common stock subscribed, issued $0.21	3,500,000	3,500			731,500		735,000
Preferred Stock converted to common	8,500,000	8,500	(85,000)	(85)	(8,415)		-
Common stock for services $0.05/sh	300,000	300			14,700		15,000
Common stock for services $0.04/sh	10,310,000	10,310			402,090		412,400
Common stock for services $0.04/sh	500,000	500			19,500		20,000
Revaluation of subscriptions receivable					(575,000)		(575,000)
Net loss - year ended Dec. 31, 2007						(3,896,827)	(3,896,827)
Balances at December 31, 2007	42,395,366	$42,395	630,517	$631	$7,860,331	$(9,388,148)	$(1,484,791)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the		For the		From Inception
	Three Months Ended		Year Ended		Jan. 7, 1982
	December 31,		December 31,		through
	2007	2006	2007	2006	Dec. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:					Unaudited
Net Loss	$(675,144)	$(124,574)	$(3,896,827)	$(1,745,364)	$(9,388,148)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation		198		1,096	2,294
Loss on extinguishment of debt					48,363
Loss on abandonment of subsidiary					50,900
Issuance of common stock for services rendered	447,400	560,710	447,400	1,261,805	6,625,415
Increase in Short Term Receivables				210,984
Decrease (Increase) in Prepaid Expenses
Increase (Decrease) in Deposits
Increase (Decrease) in Prepaid Subscriptions		(43,450)		203,500	203,500
(Increase) Decrease in Subscriptions Receivable	575,000		(160,000)		(575,000)
Increase (Decrease) in accounts payable	202	9,966	15,661	(311,828)	34,803
Increase (Decrease) in accrued liabilities	1,020	(16,006)		(11,416)
Increase (Decrease ) in Accrued Payroll,P'roll Taxes		(750,970)		(240,000)
Increase (Decrease) in Short Term Receivables
Repayment of long term debt				(146,431)
Increase (decrease) in Accrued Liabilities-Related	229,644	(125,500)		(172,179)
Non-cash contributed capital		(169,679)		(121,000)
Net Cash provided by (used by)
Operating Activities	578,122	(659,305)	(3,593,766)	(1,070,833)	(2,997,873)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets					(2,294)
Purchase / Sale of Marketable Securities
Investment in Joint Venture				(50,000)	(50,000)
Net Cash (used by) Investing Activities	-	-	-	(50,000)	(52,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Note Payable				122,684
Proceeds (Repayment) of Loans		(149,458)
Increase (decrease) in Credit Line		(4,167)	24,899	56,961	81,860
Proceeds (Repayment) of Loan from Officer		565,054	687,794	690,085	1,377,879
Proceeds (Repayment) of Note Payable-Related Party
Increase (Decrease) in Other Loans Payable		(19,000)
Contributed capital for rent and officers' compensation			2,270,383		2,438
Proceeds from the sale of Preferred Stock		246,950		246,950
Proceeds from the sale/conversion of Common Stock			1,189,020		1,504,291
Commons stock subscribed, revalued	(575,000)		(575,000)
Proceeds from the sale/conversion of Preferred Stock					246,950
Contributed Capital by shareholders
Net Cash provided by Financing Activities	(575,000)	639,379	3,597,096	1,116,680	3,213,418
NET INCREASE IN CASH	3,122	(19,926)	3,330	(4,153)	163,251
CASH AT BEGINNING OF PERIOD	129	19,847	(79)	4,074	-
CASH AT END OF PERIOD	$3,251	$(79)	$3,251	$(79)	$163,251
CASH PAID FOR:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

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

In December 2006 the Corporation negotiated purchase, with institutional investors, through a financial facility, a working interest in six existing and producing gas wells in Crockett County, Texas.  The recording of the wells will take place in the following period.

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carry forwards.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

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