Form 10-Q
period 2010-03-31
VICTORY ENERGY CORP
filed 2011-05-16
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 002-76219NY

VICTORY ENERGY CORPORATION
(Exact Name of Company as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0564472 (I.R.S. Employer Identification No.)

20341 Irvine Avenue, Newport Beach, California (Address of principal executive offices)	92660 (Zip Code)

(714) 480-0300
(Registrant’s telephone number, including area code)

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐

Non-accelerated filer  ☐          Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2010, there were 136,719,608 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2010

Explanatory Note

On March 30, 2011, the Company filed its December 31, 2009 Annual Report on Form 10-K which was designed to be comprehensive in nature and includes audited financial statements for the 2007 (restated), 2008 and 2009 fiscal years and unaudited quarterly financial statements for 2008 (restated) and 2009. In addition, it includes all material information that would have been available and disclosed in its December 31, 2009, 2008 and 2007 Forms 10-K and interim 2009 and 2008 Forms 10-Q had they been timely filed.

The Company is filing this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 contemporaneously with its December 31, 2010 Annual Report on Form 10-K. As a consequence, this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 will reiterate much of the material presented in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Victory Energy Corporation’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the “Risk Factors” as well as those discussed elsewhere in this report, and the risks discussed in press releases and other communications to stockholders issued by Victory Energy Corporation from time to time which attempt to advise interested parties of the risks and factors that may affect the business. Except as may be required under the federal securities laws, Victory Energy Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$48,600	$22,076
Accounts receivable, net	97,588	100,319
Prepaid expenses	36,596	46,818
Total current assets	182,784	169,213

FIXED ASSETS
Furniture and equipment	2,294	2,294
Accumulated depreciation	(2,294)	(2,294)
Total furniture and fixtures	-	-

Oil and natural gas properties	1,660,533	1,660,533
Accumulated depletion	(878,135)	(853,152)
Oil and natural gas properties, net	782,398	807,381

OTHER ASSETS
Fund held at court	13,006	13,006

TOTAL ASSETS	$978,188	$989,600

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$212,492	$240,310
Accrued liabilities	37,913	61,331
Accured interest	34,503	27,148
Line of credit - bank	79,387	85,444
Notes payable - related parties	445,000	355,000
Liability for unauthorized preferred stock issued	85,654	85,654
Amounts due former officer	-	404,623
Total Current Liabilities	894,949	1,259,510

OTHER LIABILITIES
Asset retirement obligation	34,977	34,977
TOTAL LIABILITIES	929,926	1,294,487

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 490,000,000 shares
authorized, 136,719,608 and 136,719,608 issued
and outstanding, respectively	136,720	136,720
Additional paid in capital	31,265,972	31,263,272
Accumulated deficit	(31,354,430)	(31,704,879)
TOTAL STOCKHOLDERS' DEFICIT	48,262	(304,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$978,188	$989,600

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ending March 31,
	2010	2009

REVENUES	$149,371	$140,000

COSTS AND EXPENSES
Costs of production	11,882	57,186
General and administrative expense	158,428	257,889
Depletion and accretion	24,983	72,910
Malfeasance losses	-	249,771
Loss (gain) on settlements	(404,623)	9,661
Total expenses	(209,330)	647,417

INCOME (LOSS) FROM OPERATIONS	358,701	(507,417)

OTHER EXPENSE
Interest expense	8,252	4,519
Total other expense	8,252	4,519
NET INCOME (LOSS)	$350,449	$(511,936)

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$0.00	$(0.00)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$350,449	$(511,936)
Adjustment to reconcile net income (loss) from operations to net cash used in operating activities
Depletion	24,983	72,586
Accretion to asset retirement obligation	-	324
Warrants for services	2,700	12,992
Gain on settlement with former officer	(404,623)	-
Change in working capital
Accounts receivable	2,731	-
Prepaid expenses	10,222	-
Funds held at court	-	(3,432)
Accounts payable	(27,818)	29,820
Accrued liabilities	(16,063)	1,359
Asset retirement obligations	-	629
Net cash used in operating activities	(57,419)	(397,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilled wells	-	(9,715)
Purchase of wells	-	(398,619)
Net cash used in investing activities	-	(408,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank line of credit net repayments	(6,057)	(2,495)
Proceeds from notes payable to related parties	90,000	30,000
Proceeds from unauthorized preferred stock issued	-	53,499
Proceeds from former officer	-	75,674
Payments on notes payable to related party	-	(70,000)
Payments to former officer	-	(27,159)
Aurora capital contributions	-	890,000
Aurora capital distributions	-	(266,217)
Net cash provided by financing activities	83,943	683,302

Net change in cash and cash equivalents	26,524	(122,690)

Beginning cash and cash equivalents	22,076	166,189

Ending cash and cash equivalents	$48,600	$43,499

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

Victory Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)

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

Going Concern

As presented in the consolidated financial statements, we had net income of $350,449 for the three months ended March 31, 2010 due to the one-time gain of $404,623 on the settlement with the former executive officer of the Company.  Without that one time gain we would have incurred a net loss of $54,174 during the three months ended March 31, 2010. Losses are expected to continue in the near term. Current liabilities exceeded current assets by $712,165 and the accumulated deficit is $31,354,430 at March 31, 2010.   Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on one of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of the Company and Aurora Energy Partners, A Texas General Partnership. The Company holds a 15% equity interest in Aurora Energy Partners. Since the Company serves as managing partner and is responsible for managing all business operations of the partnership, the financial statements of Aurora have been consolidated with the Company. All significant intercompany transactions have been eliminated. The consolidated financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.

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

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of March 31, 2010 and 2009, and for the three months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of March 31, 2010 were as follows:

Description	Level 1	Level 2	Level 3	Total Realized (Loss) due to valuation	Total Unrealized (Loss)
Proved Properties (net)	$—	$—	$782,398	$—	$—
Totals	$—	$—	$782,398	$—	$—

The Company valued the Proved Properties at their fair value in accordance with the applicable Financial Accounting Standards Board (“FASB”) standard due to the impairment indicators prevalent as of March 31, 2010. The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. No impairment expense was recorded as of March 31, 2010.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-16, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. ASU 2010-16 will require the reporting entity to 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separately information about purchases, sales, issuances, and settlements in the  reconciliation for fair value measurements using significant unobservable inputs (Level 3),  This ASU also clarifies existing disclosures about levels of disaggregation and about inputs and valuation techniques. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The Company has adopted the provisions of the ASU that were effective for reporting periods beginning after December 15, 2009 and it is current assessing the impact of the Level 3 disclosures.

In January 2010, the FASB issued ASU No. 2010-03, “Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures”. The ASU expands and amends certain definition of terms used in the Topic, requires an entity to disclosure separately information about reserve quantities and financial statements amounts for geographic areas that represent 15 percent or more of proved reserves, clarifies that an entity’s equity method investments must be considered in determining whether it has significant oil – and gas- producing activities, required that an entity continue to disclosure separately the amounts and quantities for consolidated and equity method investments and requires that disclosures about equity method investments be in the same level of detail as is required for consolidated investments. Amendments to this Topic are effective to annual reporting periods ending on or after December 31, 2009.

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

Concentrations

There is a ready market for the sale of crude oil and natural gas. During the three months ended March 31, 2010, each of our fields sold all of its oil production to one purchaser for each field and all of its natural gas production to one purchaser for each field. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results

Accounting estimates

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

Long-lived assets and intangible assets

The Company accounts for intangible assets in accordance with the applicable ASC.   Intangible assets that have defined lives are subject to amortization over the useful life of the assets. Intangible assets held having no contractual factors or other factors limiting the useful life of the asset are not subject to amortization but are reviewed at least annually for impairment or when indicators suggest that impairment may be needed.  Intangible assets are subject to impairment review at least annually or when there is an indication that an asset has been impaired. While there are prospects for possible capital funding (either debt or equity), much is left to the market and outside instability.  As such, at this time, management cannot anticipate with a comfortable degree of certainty if the appropriate amount of funding will be achieved and any funding will be diverted fully to its E&P activities.  This will further postpone the Company’s ability to dedicate financial as well as human resources to its technology division in the short term future.  As such, the Company has eliminated the division entirely.

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

No impairment expense was recorded for the three months ended March 31, 2010.

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

The Company recognized stock-based compensation expense from warrants granted to directors for the three months ended March 31, 2010 and 2009 were of $2,700 and $12,992, respectively.

Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the company, all potentially dilutive common stock equivalents are anti-dilutive.

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following at March 31:

	2010	2009
Proved property – purchased wells	$3,022,153	$3,022,153
Proved property – drilled wells	1,756,442	1,756,442
Total oil and natural gas properties, cost	4,778,595	4,778,595
Less: accumulated depreciation , depletion and impairment	(3,996,197)	(3,411,090)
Oil and natural gas properties, net	$782,398	$1,367,505

Note 4 –Loans payable to related parties

Loans payable to related parties consists of the following at March 31:

	2010	2009
Loan payable to former CEO and shareholder	$—	$1,685,055
Total loans payable to related parties	$—	$1,685,055

The loans payable are due on demand and do not bear interest.

On March 24, 2011 the former CEO and shareholder waived his claim to this loan payable as part of a comprehensive settlement agreement with the Company.  See Note 7.  The Company realized a gain on settlement of $404,623 at March 31, 2010 as a result of the cancellation of this debt.

Note 5 – Unsecured notes payable to related parties

Unsecured notes payable to related parties consists of the following at March 31:

	2010	2009
Notes payable to a shareholder and director, unsecured, 10% interest payable at maturity, due on December 31, 2010	$395,000	$293,673
Note payable to an affiliate of a shareholder and director, unsecured, 10% interest payable at maturity, due on December 31, 2010	50,000	50,000
Totals, notes payable to related parties	$445,000	$343,673

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

During the three months ended December 31, 2010, the Company defaulted on its monthly loan payments to Wells Fargo Bank and the loan was referred to the Bank’s workout department. The Company has negotiated an informal repayment program with the Bank’s workout department whereby the Bank will not institute collection actions provided the Company continues to make monthly principal payments of $2,200 monthly to the Bank. As of March 31, 2010, the Company was current on the terms of this line of credit.

	March 31,
	2010	2009
Line of credit payable to Wells Fargo Bank, 10% interest payable at maturity, due on October 13, 2013	$79,387	$91,858

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

During the course of the Company’s internal investigation, it was determined by the Company’s legal counsel that the preferred shares had not been duly authorized by the State of Nevada. Since the Company had issued and received consideration for the preferred stock, notwithstanding that the stock was not legally authorized, the Company reclassified the preferred stock into a liability at its cash receipt value. The Company has offered to settle the debt with the remaining holders of the unauthorized preferred stock by honoring the terms of conversion of one share of preferred into 100 shares of common stock.

The preferred stock liability consists of the following at March 31:

	2010	2009
Liability for unauthorized preferred stock	$85,654	$85,654

Note 9 – Income Taxes

As a result of net operating losses and the inability to record a benefit for its deferred income tax assets, the Company has no income tax provision for the three months ended March 31, 2010 or for the year ended December 31, 2009.

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

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report. Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations.

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying audited consolidated financial statements. You should read this in conjunction with the discussion under “Financial Information” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2009 and 2008.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. We provide the following cautionary statement identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Going Concern

As presented in the consolidated financial statements, we had net income of $350,449 for the three months ended March 31, 2010 due to the one-time gain of $404,623 on the settlement with our former executive officer.  Without that one time gain we would have incurred a net loss of $54,174 during the three months ended March 31, 2010. Losses are expected to continue in the near term. Current liabilities exceeded current assets by $712,165 and the accumulated deficit is $31,354,430 at March 31, 2010.  Amounts outstanding and payable to creditors are in arrears and we are in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. We are currently in default on one of our debt obligations and we have no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop our oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Our revenue, operating expenses, and net loss from operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 were as follows:

	Three Months Ended March 31,			Percentage Change
	2010	2009	Change	Inc (Dec)

REVENUES	$149,371	$140,000	$9,371	6.7%

COSTS AND EXPENSES
Costs of production	11,882	57,186	(45,304)	(79.2%)
General and administrative expense	158,428	257,889	(99,461)	(38.6%)
Depletion and accretion	24,983	72,910	(47,927)	(65.7%)
Loss on malfeasance	-	249,771	(249,771)	n/m
Loss (gain) on settlements	(404,623)	9,661	(414,284)	n/m
Total expenses	(209,330)	647,417	(856,747)	(132.3%)

LOSS FROM OPERATIONS	358,701	(507,417)	866,118	(170.7%)

OTHER INCOME AND EXPENSE
Interest expense	8,252	4,519	3,733	82.6%
Total other expense	8,252	4,519	3,733

NET LOSS	$350,449	$(511,936)	$862,385	(168.5%)

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$0.00	$(0.00)

Revenues: All of our revenue was derived from the sale of natural gas.  Our revenues increased $9,371 or 6.7% to $149,371 for the three months ended March 31, 2010 from $140,000 for the three months ended March 31, 2009.  The increase reflects both a decline in volume of gas sold to 21,406 MCF (thousand cubic feet) in the three months ended March 31, 2010 compared to 33,970 MCF for the three months ended March 31, 2009 and the increase in the average natural gas price received of $7.16 per MCF for the three months ended March 31, 2010 compared to $4.12 for the three months ended March 31, 2009.

Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses decreased $45,304 or 79.2% to $11,882 for the three months ended March 31, 2010 from $57,186 for the three months ended March 31, 2009.  This decrease is not meaningful as it includes a one-time favorable adjustment to royalties stemming from the change in the contract operator in September, 2009.

General and Administrative Expense:  General and administrative expenses declined $99,461 or 38.6% to $158,428 for the three months ended March 31, 2010 from $257,889 for the three months ended March 31, 2009.   The decrease reflects the stronger management role played by the largest investors following the resignation of the then chief executive officer of the Company in May, 2010.

 Depletion and Accretion:  Depletion and accretion expenses declined $47,927 or 65.7% to $24,983 for the three months ended March 31, 2010 from $72,910 for the three months ended March 31, 2009.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2009.

Malfeasance Losses: There were no malfeasance losses for the three months ended March 31, 2010 compared to $249,771 that were traceable to the three months ended March 31, 2009.  The malfeasance losses in 2009 were related to the misdirection of investor funds for purposes unrelated to the operations of the Company. Our prior management responsible for these actions has now been entirely replaced.

Interest Expense: Interest expense increased $3,733 or 82.6% to $8,252 for the three months ended March 31, 2010 from $4,519 for the three months ended March 31, 2009. The increase reflects an increase in note payable to a related party during the period.

Income Taxes: There is no provision for income tax recorded for either the three months ended March 31, 2010 or for the three months ended March 31, 2009 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $2,373,000 at December 31, 2009. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

Net Income:  We had net income of $350,449 for the three months ended March 31, 2010 due to the one-time gain of $404,623 on the settlement with our former executive officer.  Without that one time gain we would have incurred a net loss of $54,174 during the three months ended March 31, 2010.  This net income should be viewed in light of the cash flow from operations discussions below. We had net loss of $511,936 for the three months ended March 31, 2009.

During the three months ended March 31, 2010, as with the three months ended March 31, 2009, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

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

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2010 as compared to March 31, 2009, are as follows:

	March 31,
	2010	2009
Cash	$48,600	$43,499
Total current assets	182,784	50,749
Total assets	978,188	1,427,350
Total current liabilities	894,949	2,275,786
Total liabilities	929,926	2,296,859

At March 31, 2010, we had a working capital deficit of $712,165 compared to a working capital deficit of $2,225,037 at March 31, 2009. Current liabilities decreased to $894,949 at March 31, 2010 from $2,275,786 at March 31, 2009 primarily due to a decrease of $1,685,055 in amounts due to a former officer of the Company as a result of a two settlements.

Net cash used by operating activities for the three months ended March 31, 2010 totaled $57,419 after the cash provided by the net income of $350,449 was decreased by $376,940 in non-cash charges and increased by $30,928 in net increases in the working capital accounts. This compares to cash used by operating activities for the three months ended March 31, 2009 of $397,658 after the net loss for the period of $511,936 was offset by $85,902 in non cash charges and by $28,376 in changes to the working capital accounts.

There was no cash used in investing activities for the three months ended March 31, 2010. This compares to $408,334 used in investing activities for the three months ended March 31, 2009 for continued operations of completed wells.

Net cash provided by financing activities for the three months ended March 31, 2010 totaled $83,943 in which $90,000 came from notes payable to a related party. At the same time, $6,057 was used to pay down the line of credit. This compares to a net of $683,302 provided by financing activities for the three months ended March 31, 2009 wherein Aurora provided a net of $623,783 in financing, a net of $48,515 came from a former officer of the Company and $40,000 was paid to a related party.

Item 3. Qualitative and Quantitative Discussions About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include market risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 30, 2011.

Item 4. Controls and Procedures

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is for the quarter ended March 31, 2010.

Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because for the significant part of the year (a) we did not have adequate controls over our control environment, (b) our accounting processes lacked appropriate segregation of responsibilities necessary for an effective system of internal control, and (c) we were unable to complete the financial statements for the quarterly reporting periods and the year ended December 31, 2010, in a timely manner to enable us to file the Quarterly Reports on Forms 10-Q and the Annual Report on Form 10-K by the respective due dates. We believe that our lack of segregation of duties and inadequate controls over the control environment constitute material weaknesses in our internal control.

Management has taken steps to remediate the material weakness over our control over financial reporting and related disclosure controls and procedures by implementing the following controls:

During November, 2008, we hired a CFO who possesses the needed GAAP accounting and SEC reporting skills necessary to improve our internal controls over financial reporting.

During January, 2009, we appointed our CFO to the board of directors. While the CFO is qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, he is not independent and, as such, his role on the board of directors does not meet the independence requirements of Item 407(d)(5)(ii) of Regulation S-K.

During February, 2011, we engaged a corporate accountant who has significant SEC financial reporting and accounting experience. This individual assisted with the accounting update for the year ended December 31, 2010, including preparation of the delinquent quarterly Forms 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010.  This individual also is assisting in preparing the quarterly report for the period ended March 31, 2011.

Part II

Item 1. Legal Proceedings

We are subject to litigation and claims that have arisen in the ordinary course of business, the majority of which have resulted from our thorough restructuring and turnaround efforts resulting from the malfeasance that occurred in 2008. Many of these claims have been resolved.  Management believes individually such litigation and claims will not have a material adverse impact on our financial position or our results of operations but these matters are subject to inherent uncertainties and management’s view may change in the future. If an unfavorable final outcome were to occur, there exists the possibility of a material impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

The current legal action is detailed in Item 3 of the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 30, 2011. The following are the only material developments since the time of that filing:

Victory Energy Corporation vs. Jim Dial, Remuda Operating Company, and Jon Fullenkamp

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

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the following unregistered securities were distributed for the purposes noted.

On January 29, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants were issued by us to the individuals on December 31, 2010.

On February 26, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants were issued by us to the individuals on December 31, 2010.

On March 31, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants were issued by us to the individuals on December 31, 2010.

Unless otherwise indicated, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act. We believe that each investor had adequate access to information about us through the investor’s relationship with us.

Item 3.  Default Upon Senior Securities

None

Item 4.  Removed and Reserved

None

Item 5. Other Information

This Quarterly Report on Form 10-Q  is being filed contemporaneously with the relevant Annual Report on Form 10-K for the year ending December 31, 2010 which was filed with the SEC on or about May XX, 2011 and which is incorporated herein by reference.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda

32	Section 1350 Certification of Robert Miranda

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ENERGY CORPORATION

Date: May 16, 2011	By:	/s/ Robert J. Miranda
Robert J. Miranda
Chief Executive Officer, Chief Financial Officer, Chairman, and Director