Form 10-Q
period 2010-06-30
VICTORY ENERGY CORP
filed 2011-05-16
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐     No ☐.
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 30, 2010, there were 136,719,608 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	21

Item 4.	Controls and Procedures	21
PART II—OTHER INFORMATION

Item 1. Item 1A.	Legal Proceedings Risk Factors	22 22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Default Upon Senior Securities	23

Item 4.	Removed and Reserved	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES

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

The Company is filing this Quarterly Report on Form 10-Q for the six months ended June 30, 2010 contemporaneously with its December 31, 2010 Annual Report on Form 10-K. As a consequence, this Quarterly Report on Form 10-Q for the six months ended June 30, 2010 will reiterate much of the material presented in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Part I

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$68,838	$22,076
Accounts receivable, net	79,804	100,319
Prepaid expenses	23,674	46,818
Total current assets	172,316	169,213

FIXED ASSETS
Furniture and equipment	2,294	2,294
Accumulated depreciation	(2,294)	(2,294)
Total furniture and fixtures	-	-

Oil and natural gas properties	1,660,533	1,660,533
Accumulated depletion	(903,118)	(853,152)
Oil and natural gas properties, net	757,415	807,381

OTHER ASSETS
Funds held at court	13,006	13,006

TOTAL ASSETS	$942,737	$989,600

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$283,364	$240,310
Accrued liabilities	33,339	61,331
Accured interest	43,674	27,148
Line of credit - bank	73,739	85,444
Notes payable - related parties	480,000	355,000
Liability for unauthorized preferred stock issued	85,654	85,654
Amounts due former officer	-	404,623
Total current liabilities	999,770	1,259,510

OTHER LIABILITIES
Asset retirement obligation	34,977	34,977
TOTAL LIABILITIES	1,034,747	1,294,487

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 490,000,000 shares
authorized, 136,719,608 and 136,719,608 issued
and outstanding respectively	136,720	136,720
Additional paid in capital	31,269,302	31,263,272
Accumulated deficit	(31,498,032)	(31,704,879)
TOTAL STOCKHOLDERS' DEFICIT	(92,010)	(304,887)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$942,737	$989,600

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$118,928	$117,845	$268,299	$257,845

COSTS AND EXPENSES
Costs of production	39,904	45,068	51,786	102,254
General and administrative expense	186,774	298,539	345,202	556,428
Depletion and accretion	24,983	72,938	49,966	145,848
Malfeasance losses	-	70,401	-	320,172
Gain on settlement with former officer	-	(1,219,409)	(404,623)	(1,209,748)
Total expenses	251,661	(732,463)	42,331	(85,046)

INCOME (LOSS) FROM OPERATIONS	(132,733)	850,308	225,968	342,891

OTHER EXPENSE
Interest expense	10,869	7,769	19,121	12,288
Total other expense	10,869	7,769	19,121	12,288

NET INCOME (LOSS)	$(143,602)	$842,539	$206,847	$330,603

Weighted average shares, basic and diluted	136,719,608	136,719,608	136,719,608	136,719,608
Net income (loss) per share, basic and diluted	$(0.00)	$0.01	$0.00	$0.00

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$206,847	$330,603
Adjustment to reconcile net income from operations to
net cash used in operating activities
Depletion	49,966	145,172
Accretion to asset retirement obligation	-	758
Amortization of debt discount	-	1,450
Warrants for services	6,030	18,572
Gain on settlement with former officer	(404,623)	(1,209,748)
Change in working capital
Accounts receivable	20,515	-
Prepaid expense	23,144	-
Funds held at court	-	(5,807)
Accounts payable	43,054	102,628
Accured liabilities	(11,466)	5,267
Asset retirement obligations	-	546
Net cash used in operating activities	(66,533)	(610,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilled wells	-	(9,715)
Purchase of wells	-	(398,619)
Net cash used in investing activities	-	(408,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank line of credit - net repayments	(11,705)	(6,256)
Proceeds from notes payable to related parties	125,000	55,000
Proceeds from unauthorized preferred stock issued	-	53,499
Proceeds from former officer	-	37,385
Payments on notes payable to related party	-	(70,000)
Payments to former officer	-	(18,550)
Aurora capital contributions	-	1,090,000
Aurora capital distributions	-	(286,217)
Net cash provided by financing activities	113,295	854,861

Net change in cash and cash equivalents	46,762	(164,032)

Beginning cash and cash equivalents	22,076	166,189

Ending cash and cash equivalents	$68,838	$2,157

Supplemental schedule of non-cash investing and
financing activities:
Stock dividend paid	$-	$3,953,573
Preferred stock converted to common stock	$-	$114,059

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

Going Concern

As presented in the consolidated financial statements, we had net income of $206,847 for the six months ended June 30, 2010 due to the one-time gain of $404,623 on the settlement with the former executive officer of the Company.  Without that one time gain we would have incurred a net loss of $197,776 during the six months ended June 30, 2010. Losses are expected to continue in the near term. Current liabilities exceeded current assets by $827,454 and the accumulated deficit is $31,498,032 at June 30, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on one of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of June 30, 2010 and 2009, and for the six months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of June 30, 2010 were as follows:
Description	Level 1	Level 2	Level 3	Total Realized (Loss) due to valuation		Total Unrealized (Loss)
Proved Properties (net)	$—	$—	$757,415	$	---	$—
Totals	$—	$—	$757,415		$--	$—

The Company valued the Proved Properties at their fair value in accordance with the applicable Financial Accounting Standards Board (“FASB”) standard due to the impairment indicators prevalent as of June 30, 2010. The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. No impairment expense was recorded at June 30, 2010.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-14, “Accounting for Extractive Activities – Oil & Gas, Amendments to Paragraph 932-10-S99-1” due to SEC Release No. 33-8995 (FR 78), “Modernization of Oil and Gas Reporting”. This amendment was effective January 1, 2010.

In January 2010, the FASB issued ASU No. 2010-16, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. ASU 2010-16 will require the reporting entity to 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separately information about purchases, sales, issuances, and settlements in the  reconciliation for fair value measurements using significant unobservable inputs (Level 3),  This ASU also clarifies existing disclosures about levels of disaggregation and about inputs and valuation techniques. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The Company has adopted the provisions of the ASU that were effective for reporting periods beginning after December 15, 2009 and it is current assessing the impact of the Level 3 disclosures. This standard will not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-03, “Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures”. The ASU expands and amends certain definition of terms used in the Topic, requires an entity to disclosure separately information about reserve quantities and financial statements amounts for geographic areas that represent 15 percent or more of proved reserves, clarifies that an entity’s equity method investments must be considered in determining whether it has significant oil – and gas- producing activities, required that an entity continue to disclosure separately the amounts and quantities for consolidated and equity method investments and requires that disclosures about equity method investments be in the same level of detail as is required for consolidated investments. Amendments to this Topic are effective to annual reporting periods ending on or after December 31, 2009. This standard will not have a significant impact on the Company’s financial statements.

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

Concentrations

There is a ready market for the sale of crude oil and natural gas. During the six months ended June 30, 2010, each of our fields sold all of its oil production to one purchaser for each field and all of its natural gas production to one purchaser for each field. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results

Accounting estimates

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

No impairment expense was recorded for the three months ended June 30, 2010.

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

The Company recognized stock-based compensation expense from warrants granted to directors for the six months ended June 30, 2010 and 2009 were of $6,030 and $18,572, respectively.

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

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following at June 30:

	2010	2009
Proved property – purchased wells	$3,022,153	$3,022,153
Proved property – drilled wells	1,756,442	1,756,442
Total oil and natural gas properties, cost	4,778,595	4,778,595
Less: accumulated depreciation, depletion and impairment	(4,021,180)	(3,411,090)
Oil and natural gas properties, net	$757,415	$1,367,505

Note 4 –Loans payable to related parties

Loans payable to related parties were as follows as of June 30:

	2010		2009
Loan payable to former CEO and shareholder	$	---	$1,685,055
Total loans payable to related parties	$	---	$1,685,055

 The loans payable are due on demand and do not bear interest.

On March 24, 2011 the former CEO and shareholder waived his claim to this loan payable as part of a comprehensive settlement agreement with the Company (see Note 7).  The Company realized a gain on settlement of $404,623 at March 31, 2010 as a result of the cancellation of this debt.

Note 5 – Unsecured notes payable to related parties

Unsecured notes payable to related parties were as follows as of June, 30:

	2010	2009
Notes payable to a shareholder and director, unsecured, 10% interest payable at maturity, due on December 31, 2010	$430,000	$293,673
Note payable to an affiliate of a shareholder and director, unsecured, 10% interest payable at maturity, due on December 31, 2010	50,000	50,000
Totals, notes payable to related parties	$480,000	$343,673

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

During the three months ended December 31, 2010, the Company defaulted on its monthly loan payments to Wells Fargo Bank and the loan was referred to the Bank’s workout department. The Company has negotiated an informal repayment program with the Bank’s workout department whereby the Bank will not institute collection actions provided the Company continues to make monthly principal payments of $2,200 monthly to the Bank. As of June 30, 2010, the Company was current on the terms of this line of credit.

	June 30,
	2010	2009
Line of credit payable to Wells Fargo Bank, 10% interest payable at maturity, due on October 13, 2013	$73,739	$91,858

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

The preferred stock liability was as follows as of June 30:

	2010	2009
Liability for unauthorized preferred stock	$85,654	$85,654

Note 9 – Income Taxes

As a result of net operating losses and the inability to record a benefit for its deferred income tax assets, the Company has no income tax provision for the six months ended June 30, 2010.

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

There is no provision for income tax recorded for either the six months ended June 30, 2010 or for the six months ended June 30, 2009 due to the expected operating losses of both years.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern

As presented in the consolidated financial statements, we had net income of $206,847 for the six months ended June 30, 2010 due to the one-time gain of $404,623 on the settlement with our former executive officer.  Without that one time gain we would have incurred a net loss of $197,776 during the six months ended June 30, 2010. Losses are expected to continue in the near term. Current liabilities exceeded current assets by $827,454 and the accumulated deficit is $31,498,032 at June 30, 2010.  Amounts outstanding and payable to creditors are in arrears and we are in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. We are currently in default on one of our debt obligations and we have no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop our oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Our revenue, operating expenses, and net loss from operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 were as follows:

				Percentage
	Three Months Ended June 30,			Change
	2010	2009	Change	Inc (Dec)

REVENUES	$118,928	$117,845	$1,083	0.9%

COSTS AND EXPENSES
Costs of production	39,904	45,068	(5,164)	(11.5%)
General and administrative expense	186,774	298,539	(111,765)	(37.4%)
Depletion and accretion	24,983	72,938	(47,955)	(65.7%)
Loss on malfeasance	-	70,401	(70,401)	n/m
Loss (gain) on settlements	-	(1,219,409)	1,219,409	n/m
Total expenses	251,661	(732,463)	984,124	(134.4%)

LOSS FROM OPERATIONS	(132,733)	850,308	(983,041)	(115.6%)

OTHER INCOME AND EXPENSE
Interest expense	10,869	7,769	3,100	39.9%
Total other expense	10,869	7,769	3,100	39.9%

NET LOSS	$(143,602)	$842,539	$(986,141)	(117.0%)

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$(0.00)	$0.01

Revenues: All of our revenue was derived from the sale of natural gas.  Our revenues increased $1,083 or 0.9% to $118,928 for the three months ended June 30, 2010 from $117,845 for the three months ended June 30, 2009.  The increase reflects a decline in volume of gas sold to 21,032 MCF (thousand cubic feet) in the three months ended June 30, 2010 compared to 29,050 MCF for the three months ended June 30, 2009 offset by an increase in the average natural gas price received of $5.73 per MMCF for the three months ended June 30, 2010 compared to $3.97 for the three months ended June 30, 2009.

Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses decreased $5,164 or 11.5% to $39,904 for the three months ended June 30, 2010 from $45,068 for the three months ended June 30, 2009.  This change reflects eight months of operations under a new independent contract operator and thus probably gives a better indication of costs of production.  The Company has a lawsuit pending against the prior operator.

General and Administrative Expense:  General and administrative expenses declined $111,765 or 37.4% to $186,774 for the three months ended June 30, 2010 from $298,539 for the three months ended June 30, 2009.   The decrease reflects the stronger management role played by the largest investors following the resignation of the then chief executive officer of the Company in May, 2010.

Depletion and Accretion:  Depletion and accretion expenses declined $47,955 or 65.7% to $24,983 for the three months ended June 30, 2010 from $72,938 for the three months ended June 30, 2009.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2009 and the lower amount of gas sold which modulates the recognition of depletion expense.

Malfeasance Losses: There were no malfeasance losses recorded for the three months ended June 30, 2010 compared to $70,401 in malfeasance losses that were traceable to the three months ended June 30, 2009.  The malfeasance losses in 2009 were related to the misdirection of investor funds for purposes unrelated to the operations of the Company. Our prior management responsible for these actions has now been entirely replaced.

Interest Expense: Interest expense increased $3,100 or 39.9% to $10,869 for the three months ended June 30, 2010 from $7,769 for the three months ended June 30, 2009. The increase reflects an increase in note payable to a related party during the period.

Income Taxes: There is no provision for income tax recorded for either the three months ended June 30, 2010 or for the three months ended June 30, 2009 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $2,373,000 at December 31, 2009. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

Net Income:  We had net a net loss of $143,602 for the three months ended June 30, 2010 compared to a net income of $842,539 for the three months ended June 30, 2009.  The net income for the three months ended June 30, 2009 is misleading as the net income in that period was the result of a one-time gain of $1,219,409.  It may be more appropriate to note that the net loss decreased $233,268 or 61.9% to a net loss of $143,602 for the three months ended June 30, 2010 from a net loss of $376,870 before one-time gains for the three months ended June 30, 2009.  This net income loss should be viewed in light of the cash flow from operations discussions below.

During the three months ended June 30, 2010, as with the three months ended June 30, 2009, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Our revenue, operating expenses, and net loss from operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 were as follows:

				Percentage
	Six Months Ended June 30,			Change
	2010	2009	Change	Inc (Dec)

REVENUES	$268,299	$257,845	$10,454	4.1%

COSTS AND EXPENSES
Costs of production	51,786	102,254	(50,468)	(49.4%)
General and administrative expense	345,202	556,428	(211,226)	(38.0%)
Depletion and accretion	49,966	145,848	(95,882)	(65.7%)
Loss on malfeasance	-	320,172	(320,172)	n/m
Loss (gain) on settlements	(404,623)	(1,209,748)	805,125	n/m
Total expenses	42,331	(85,046)	127,377	(149.8%)

LOSS FROM OPERATIONS	225,968	342,891	(116,923)	(34.1%)

OTHER EXPENSE
Interest expense	19,121	12,288	6,833	55.6%
Total other expense	19,121	12,288	6,833	55.6%

NET LOSS	$206,847	$330,603	$(123,756)	(37.4%)

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$0.00	$0.00

Revenues: All of our revenue was derived from the sale of natural gas.  Our revenues increased $10,454 or 4.1% to $268,299 for the six months ended June 30, 2010 from $257,845 for the six months ended June 30, 2009.  The increase reflects a decline in volume of gas sold to 42,438 MCF (thousand cubic feet) in the six months ended June 30, 2010 compared to 63,020 MCF for the six months ended June 30, 2009 offset by an increase in the average natural gas price received of $6.45 per MMCF for the six months ended June 30, 2010 compared to $4.05 per MMCF for the six months ended June 30, 2009.

 Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses decreased $50,468 or 49.4% to $51,786 for the six months ended June 30, 2010 from $102,254 for the six months ended June 30, 2009.  This decrease reflects both a favorable one-time adjustment in the royalty expense stemming from the change to the current independent contract operator as well as the eight months of operations under a the new  independent contract operator which probably gives a better indication of actual costs of production. The Company has a lawsuit pending against the prior operator.

General and Administrative Expense:  General and administrative expenses declined $211,226 or 38.0% to $345,202 for the six months ended June 30, 2010 from $556,428 for the six months ended June 30, 2009.  The decrease reflects the stronger management role played by the largest investors following the resignation of the then chief executive officer of the Company in May, 2010.

Depletion and Accretion:  Depletion and accretion expenses declined $95,882 or 65.7% to $49,966 for the six months ended June 30, 2010 from $145,848 for the six months ended June 30, 2009.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2009 and the lower amount of gas sold which modulates the recognition of depletion expense.

Malfeasance Losses: There was no malfeasance losses recorded for the six months ended June 30, 2010 compared to $320,172 in malfeasance losses that were traceable to the six months ended June 30, 2009.   The malfeasance losses in 2009 were related to the misdirection of investor funds for purposes unrelated to the operations of the Company. Our prior management responsible for these actions has now been entirely replaced.

Interest Expense: Interest expense increased $6,833 or 55.6% to $19,121 for the six months ended June 30, 2010 from $12,288 for the six months ended June 30, 2009. The increase reflects an increase in note payable to a related party during the period.

 Income Taxes: There is no provision for income tax recorded for either the six months ended June 30, 2010 or for the six months ended June 30, 2009 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $2,373,000 at December 31, 2009. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

 Net Income:  We had net income of $206,847 for the six months ended June 30, 2010 compared to a net income of $330,603 for the six months ended June 30, 2009.  Net incomes of both periods reflect one-time gains in the respective periods.  The following table shows the net losses for both periods after adjusting out the one-time gains

	Six Months Ended June 30,
	2010	2009
Reported net income	$206,847	$330,603
One-time gain	404,623	1,209,748
Actual net loss for period	$(197,776)	$(879,145)

It may be more appropriate to note that the net loss decreased $681,369 to a net loss of $197,776 for the six months ended June 30, 2010 from a net loss of $879,145 for the six months ended June 30, 2009.  This net loss should be viewed in light of the cash flow from operations discussions below.

During the six months ended June 30, 2010, as with the six months ended June 30, 2009, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

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

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2010 as compared to June 30, 2009, are as follows:
	June 30,
	2010	2009
Cash	$68,838	$2,157
Total current assets	172,316	9,407
Total assets	942,737	1,315,797
Total current liabilities	999,770	1,135,762
Total liabilities	1,034,747	1,157,186

At June 30, 2010, we had a working capital deficit of $827,454 compared to a working capital deficit of $1,126,355 at June 30, 2009. Current liabilities decreased to $135,992 at June 30, 2010 from $1,135,762 at June 30, 2009 as the reduced liability from the settlement with the former officer of the Company was offset for the most part by increases in amounts due a related party and accounts payable.

Net cash used by operating activities for the six months ended June 30, 2010  totaled $66,533 after the cash provided by the net income of $206,847 was decreased by $348,627 in non-cash charges and offset by $75,247 in net increases in the working capital accounts. This compares to cash used by operating activities for the six months ended June 30, 2009 of $610,559 after the net loss for the period of $330,603 was offset by $1,043,796 in non cash charges and increased by $102,634 in changes to the working capital accounts.

There was no cash involved in investing activities for the six months ended June 30, 2010.  This compares to $408,334 used in investing activities for the six months ended June 30, 2009 for continued operations of completed wells.

Net cash provided by financing activities for the six months ended June 30, 2010 totaled $113,295 of which $125,000 came from notes payable to a related party.   At the same time, $11,705 was used to pay down the line of credit. This compares to a net of $854,861 provided by financing activities for the six months ended June 30, 2009 wherein Aurora provided a net of $803,783 in financing, a net of $18,835 came from a former officer of the Company and a net of $15,000 was paid to a related party.

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

Item 4. Controls and Procedures

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is for the quarter ended June 30, 2010.

Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because for the significant part of the year (a) we did not have adequate controls over our control environment, (b) our accounting processes lacked appropriate segregation of responsibilities necessary for an effective system of internal control, and (c) we were unable to complete the financial statements for the quarterly reporting periods and the year ended December 31, 2009, in a timely manner to enable us to file the Quarterly Reports on Forms 10-Q and the Annual Report on Form 10-K by the respective due dates. We believe that our lack of segregation of duties and inadequate controls over the control environment constitute material weaknesses in our internal control.

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

During February, 2011, we engaged a corporate accountant who has significant SEC financial reporting and accounting experience. This individual assisted with the accounting update for the year ended December 31, 2010, including preparation of the delinquent quarterly Forms 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010.  This individual also is assisting in preparing the quarterly report for the quarterly period ended March 31, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2010, the following unregistered securities were distributed for the purposes noted.

On April 30, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants were issued by us to the individuals on December 31, 2010.

On May 28, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants were issued by us to the individuals on December 31, 2010.

On June 30, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants were issued by us to the individuals on December 31, 2010.

Unless otherwise indicated, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act. We believe that each investor had adequate access to information about us through the investor’s relationship with us.

Item 3.  Default Upon Senior Securities

None

Item 4.  Removed and Reserved

None

Item 5. Other Information

This Quarterly Report on Form 10-Q  is being filed contemporaneously with the relevant Annual Report on Form 10-K for the year ending December 31, 2010 which was filed with the SEC on or about May 16, 2011 and which is incorporated herein by reference.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda

32	Section 1350 Certification of Robert Miranda

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	VICTORY ENERGY CORPORATION

	By:	/s/ Robert J. Miranda
Robert J. Miranda
Chief Executive Officer, Chief Financial Officer, Chairman, and Director