Form 10-Q
period 2010-09-30
VICTORY ENERGY CORP
filed 2011-05-16
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☒ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒ .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐    No ☐ .
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 30, 2010, there were 136,719,608 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

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

The Company is filing this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 contemporaneously with its December 31, 2010 Annual Report on Form 10-K. As a consequence, this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 will reiterate much of the material presented in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Part I
Item 1. Financial Statements
VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$69,038	$22,076
Accounts receivable, net	70,996	100,319
Prepaid expenses	11,802	46,818
Total current assets	151,836	169,213

FIXED ASSETS
Furniture and equipment	2,294	2,294
Accumulated depreciation	(2,294)	(2,294)
Total furniture and fixtures	-	-

Oil and natural gas properties	1,660,533	1,660,533
Accumulated depletion	(928,101)	(853,152)
Oil and natural gas properties, net	732,432	807,381

OTHER ASSETS
Funds held at court	13,006	13,006

TOTAL ASSETS	$897,274	$989,600

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$387,158	$240,310
Accrued liabilities	29,581	61,331
Accured interest	53,754	27,148
Line of credit - bank	67,139	85,444
Notes payable - related parties	517,000	355,000
Liability for unauthorized preferred stock issued	85,654	85,654
Amounts due former officer	-	404,623
Total current liabilities	1,140,286	1,259,510

OTHER LIABILITIES
Asset retirement obligation	34,977	34,977
TOTAL LIABILITIES	1,175,263	1,294,487

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 490,000,000 shares authorized, 136,719,608 and 136,719,608 issued and outstanding respectively	136,720	136,720
Additional paid in capital	31,271,912	31,263,272
Accumulated deficit	(31,686,621)	(31,704,879)
TOTAL STOCKHOLDERS' DEFICIT	(277,989)	(304,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$897,274	$989,600

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$109,130	$111,520	$377,429	$369,365

COSTS AND EXPENSES
Costs of production	38,818	42,290	90,604	144,544
General and administrative expense	222,942	218,623	568,144	775,051
Depletion and accretion	24,983	72,938	74,949	218,786
Malfeasance losses	-	(22,054)	-	298,118
Gain from settlements	-	(10,000)	(404,623)	(1,219,748)
Total expenses	286,743	301,797	329,074	216,751

INCOME (LOSS) FROM OPERATIONS	(177,613)	(190,277)	48,355	152,614

OTHER EXPENSE
Interest expense	10,976	13,680	30,097	25,968
Total other expense	10,976	13,680	30,097	25,968

NET INCOME (LOSS)	$(188,589)	$(203,957)	$18,258	$126,646

Weighted average shares, basic and diluted	136,719,608	136,719,608	136,719,608	136,719,608
Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
	For the Nine Months Ended
	September 30,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$18,258	$126,646
Adjustment to reconcile net income from operations to net cash used in operating activities
Depletion and accretion	74,949	218,905
Amortization of debt discount	-	3,889
Warrants for services	8,640	23,400
Gain on settlement with former officer	(404,623)	(1,219,748)
Change in working capital
Accounts receivable	29,323	(34,536)
Prepaid expense	35,016	(1,569)
Funds held at court	-	(7,342)
Accounts payable	146,848	184,537
Accured liabilities	(5,144)	25,813
Asset retirement obligations	-	509
Net cash used in operating activities	(96,733)	(679,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilled wells	-	(9,715)
Purchase of wells	-	(398,619)
Net cash used in investing activities	-	(408,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank line of credit - net repayments	(18,305)	(7,510)
Proceeds from notes payable to related parties	162,000	165,000
Proceeds from unauthorized preferred stock issued	-	53,499
Proceeds from former officer	-	44,943
Payments on notes payable to related parties	-	(70,000)
Payments to former officer	-	(44,661)
Aurora capital contributions	-	1,107,529
Aurora capital distributions	-	(324,865)
Net cash provided by financing activities	143,695	923,935

Net change in cash and cash equivalents	46,962	(163,895)

Beginning cash and cash equivalents	22,076	166,189

Ending cash and cash equivalents	$69,038	$2,294

Supplemental schedule of non-cash investing and financing activities:
Stock dividend paid	$-	$3,953,573
Preferred stock converted to common stock	$-	$129,529

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

Going Concern

As presented in the consolidated financial statements, we had net income of $18,258 for the nine months ended September 30, 2010 due to the one-time gain of $404,623 on the settlement with the former executive officer of the Company.  Without that one time gain we would have incurred a net loss of $386,365 during the nine months ended September 30, 2010. Losses are expected to continue in the near term. Current liabilities exceeded current assets by $988,450 and the accumulated deficit is $31,686,621 at September 30, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on one of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of September 30, 2010 and 2009, and for the nine months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of September 30, 2010 were as follows:

Description	Level 1	Level 2	Level 3	Total Realized (Loss) due to valuation	Total Unrealized (Loss)
Proved Properties (net)	$—	$—	$732,432	$—	$—
Totals	$—	$—	$732,432	$—	$—

The Company valued the Proved Properties at their fair value in accordance with the applicable Financial Accounting Standards Board (“FASB”) standard due to the impairment indicators prevalent as of September 30, 2010. The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. No impairment expense was recorded at September 30, 2010.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-14, “Accounting for Extractive Activities – Oil & Gas, Amendments to Paragraph 932-10-S99-1” due to SEC Release No. 33-8995 (FR 78), “Modernization of Oil and Gas Reporting”. This amendment was effective January 1, 2010.

In January 2010, the FASB issued ASU No. 2010-16, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. ASU 2010-16 will require the reporting entity to 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separately information about purchases, sales, issuances, and settlements in the  reconciliation for fair value measurements using significant unobservable inputs (Level 3),  This ASU also clarifies existing disclosures about levels of disaggregation and about inputs and valuation techniques. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The Company has adopted the provisions of the ASU that were effective for reporting periods beginning after December 15, 2009 and it is currently assessing the impact of the Level 3 disclosures. This standard will not have a significant impact on the Company’s financial statements.

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

Concentrations

There is a ready market for the sale of crude oil and natural gas. During the nine months ended September 30, 2010, each of our fields sold all of its oil production to one purchaser for each field and all of its natural gas production to one purchaser for each field. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results

Accounting estimates

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

No impairment expense was recorded for the three months ended September 30, 2010.

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

The Company recognized stock-based compensation expense from warrants granted to directors for nine months ended September 30, 2010 and 2009 were of $8,640 and $23,400, respectively.

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

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following as of September 30:

	2010	2009
Proved property – purchased wells	$3,022,153	$3,022,153
Proved property – drilled wells	1,756,442	1,756,442
Total oil and natural gas properties, cost	4,778,595	4,778,595
Less: accumulated depreciation, depletion and impairment	(4,046,163)	(3,556,262)
Oil and natural gas properties, net	$732,432	$1,222,333

 Note 4 –Loans payable to related parties

Loans payable to related parties were as follows as of September 30:

	2010	2009
Loan payable to former CEO and shareholder	$—	$420,962
Total loans payable to related parties	$—	$420,962

The loans payable are due on demand and do not bear interest.

On March 24, 2011 the former CEO and shareholder waived his claim to this loan payable as part of a comprehensive settlement agreement with the Company (see Note 7).  The Company realized a gain on settlement of $404,623 at March 31, 2010 as a result of the cancellation of this debt.

Note 5 – Unsecured notes payable to related parties

Unsecured notes payable to related parties were as follows as of September 30:

	2010	2009
Notes payable to a shareholder and director, unsecured, 10% interest payable at maturity, due on December 31, 2010	$467,000	$428,673
Note payable to an affiliate of a shareholder and director, unsecured, 10% interest payable at maturity, due on December 31, 2010	50,000	50,000
Totals, notes payable to related parties	$517,000	$478,673

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

During the three months ended December 31, 2010, the Company defaulted on its monthly loan payments to Wells Fargo Bank and the loan was referred to the Bank’s workout department. The Company has negotiated an informal repayment program with the Bank’s workout department whereby the Bank will not institute collection actions provided the Company continues to make monthly principal payments of $2,200 monthly to the Bank. As of September 30, 2010, the Company was current on the terms of this line of credit.

	September 30,
	2010	2009
Line of credit payable to Wells Fargo Bank, 10% interest payable at maturity, due on October 13, 2013	$67,139	$86,843

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

Note 8 – Liability for Unauthorized Preferred Stock Issued

During the year ended December 31, 2006, the Company authorized 10,000,000 shares of Preferred Stock, convertible to common stock at the rate of 100 shares of common for every share of preferred. During 2006, the Company issued 715,517 of this preferred stock for cash of $246,950.  The Company subsequently issued additional preferred stock and had several preferred shareholders convert their shares into common stock during the years ended December 31, 2009, 2008, and 2007.

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

The preferred stock liability was as follows as of September 30:

	2010	2009
Liability for unauthorized preferred stock	$85,654	$85,654

Note 9 – Income Taxes

As a result of net operating losses and the inability to record a benefit for its deferred income tax assets, the Company has no income tax provision for the nine months ended September 30, 2010.

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

There is no provision for income tax recorded for either the nine months ended September 30, 2010 or for the nine months ended September 30, 2009 due to the expected operating losses of both years.

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

Going Concern

As presented in the consolidated financial statements, we had net income of $18,258 for the nine months ended September 30, 2010 due to the one-time gain of $404,623 on the settlement with our former executive officer.  Without that one time gain we would have incurred a net loss of $386,365 during the nine months ended September 30, 2010. Losses are expected to continue in the near term. Current liabilities exceeded current assets by $988,450 and the accumulated deficit is $31,686,621 at September 30, 2010.  Amounts outstanding and payable to creditors are in arrears and we are in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. We are currently in default on one of our debt obligations and we have no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop our oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Our revenue, operating expenses, and net loss from operations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 were as follows:

	Three Months Ended			Percentage
	September 30,			Change
	2010	2009	Change	Inc (Dec)

REVENUES	$109,130	$111,520	$(2,390)	(2.1)%

COSTS AND EXPENSES
Costs of production	38,818	42,290	(3,472)	(8.2)%
General and administrative expense	222,942	218,623	4,319	2.0%
Depletion and accretion	24,983	72,938	(47,955)	(65.7)%
Loss on malfeasance	-	(22,054)	22,054	n/m
Loss (gain) on settlements	-	(10,000)	10,000	n/m
Total expenses	286,743	301,797	(15,054)	(5.0)%

LOSS FROM OPERATIONS	(177,613)	(190,277)	12,664	(6.7)%

OTHER INCOME AND EXPENSE
Interest expense	10,976	13,680	(2,704)	(19.8)%
Total other expense	10,976	13,680	(2,704)	(19.8)%

NET LOSS	$(188,589)	$(203,957)	$15,368	(7.5)%

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Revenues: All of our revenue was derived from the sale of natural gas.  Our revenues decreased $2,390 or 2.1% to $109,130 for the three months ended September 30, 2010 from $111,520 for the three months ended September 30, 2009.  The decrease reflects a decline in volume of gas sold to 18,256 MCF (thousand cubic feet) in the three months ended September 30, 2010 compared to 24,391 MCF for the three months ended September 30, 2009 offset by an increase in the average natural gas price received of $5.91 per MMCF for the three months ended September 30, 2010 compared to $4.59 for the three months ended September 30, 2009.

Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses decreased $3,472 or 8.2% to $38,818 for the three months ended September 30, 2010 from $42,290 for the three months ended September 30, 2009.  This change reflects eleven months of operations under a new independent contract operator and thus probably gives a better indication of costs of production.  The Company has a lawsuit pending against the prior operator.

General and Administrative Expense:  General and administrative expenses increased $4,319 or 2.0% to $222,942 for the three months ended September 30, 2010 from $218,623for the three months ended September 30, 2009.   The increase reflects greater legal and consulting costs with the departure of the then chief executive officer of the Company in May, 2010.

Depletion and Accretion:  Depletion and accretion expenses declined $47,955 or 65.7% to $24,983 for the three months ended September 30, 2010 from $72,938 for the three months ended September 30, 2009.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2009 and the lower amount of gas sold which modulates the recognition of depletion expense.

Malfeasance Losses: There was no malfeasance losses recorded for the three months ended September 30, 2010 compared to an adjustment of $22,054 in malfeasance losses that were traceable to the three months ended September 30, 2009.  The malfeasance losses in 2009 were related to the misdirection of investor funds for purposes unrelated to the operations of the Company. Our prior management responsible for these actions has now been entirely replaced.

Interest Expense: Interest expense decreased $2,704 or 19.8% to $10,976 for the three months ended September 30, 2010 from $13,680 for the three months ended September 30, 2009. The decrease reflects a decrease in accrued interest on the amounts due the former chief executive officer of the Company as a result of the settlement.

Income Taxes: There is no provision for income tax recorded for either the three months ended September 30, 2010 or for the three months ended September 30, 2009 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $2,373,000 at December 31, 2009. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

Net Income:  We had a net loss of $188,589 for the three months ended September 30, 2010 compared to a net loss of $203,957 for the three months ended September 30, 2009.  This net income loss should be viewed in light of the cash flow from operations discussions below.

During the three months ended September 30, 2010, as with the three months ended September 30, 2009, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Our revenue, operating expenses, and net loss from operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 were as follows:

	Nine Months Ended			Percentage
	September 30,			Change
	2010	2009	Change	Inc (Dec)

REVENUES	$377,429	$369,365	$8,064	2.2%

COSTS AND EXPENSES
Costs of production	90,604	144,544	(53,940)	(37.3)%
General and administrative expense	568,144	775,051	(206,907)	(26.7)%
Depletion and accretion	74,949	218,786	(143,837)	(65.7)%
Loss on malfeasance	-	298,118	(298,118)	n/m
Gain on settlements	(404,623)	(1,219,748)	815,125	n/m
Total expenses	329,074	216,751	112,323	51.8%

INCOME FROM OPERATIONS	48,355	152,614	(104,259)	(68.3)%

OTHER INCOME AND EXPENSE
Interest expense	30,097	25,968	4,129	15.9%
Total other expense	30,097	25,968	4,129	15.9%

NET INCOME	$18,258	$126,646	$(108,388)	(85.6)%

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$0.00	$0.00

Revenues: All of our revenue was derived from the sale of natural gas.  Our revenues increased $8,064 or 2.2% to $377,429 for the nine months ended September 30, 2010 from $369,365 for the nine months ended September 30, 2009.  The increase reflects a decline in volume of gas sold to 60,694 MCF (thousand cubic feet) in the nine months ended September 30, 2010 compared to 87,411 MCF for the nine months ended September 30, 2009 offset by an increase in the average natural gas price received of $6.29 per MMCF for the nine months ended September 30, 2010 compared to $4.20 per MMCF for the nine months ended September 30, 2009.

 Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses decreased $53,940 or 37.3% to $90,604 for the nine months ended September 30, 2010 from $144,544 for the nine months ended September 30, 2009.  This decrease reflects both a favorable one-time adjustment in the royalty expense stemming from the change to the current independent contract operator as well as the 11 months of operations under a the new  independent contract operator which probably gives a better indication of actual costs of production. The Company has a lawsuit pending against the prior operator.

General and Administrative Expense:  General and administrative expenses declined $206,907 or 26.7% to $568,144 for the nine months ended September 30, 2010 from $775,051for the nine months ended September 30, 2009.  The decrease reflects the stronger management role played by the largest investors following the resignation of the then chief executive officer of the Company in May, 2010.

Depletion and Accretion:  Depletion and accretion expenses declined $143,837 or 65.7% to $74,949 for the nine months ended September 30, 2010 from $218,786 for the nine months ended September 30, 2009.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2009 and the lower amount of gas sold which modulates the recognition of depletion expense.

Malfeasance Losses: There was no malfeasance losses recorded for the nine months ended September 30, 2010 compared to $298,118 in recorded malfeasance losses that were traceable to the nine months ended September 30, 2009.  The malfeasance losses in 2009 were related to the misdirection of investor funds for purposes unrelated to the operations of the Company. Our prior management responsible for these actions has now been entirely replaced.

Interest Expense: Interest expense increased $4,129 or 15.9% to $30,097 for the nine months ended September 30, 2010 from $25,968 for the nine months ended September 30, 2009. The increase reflects an increase in note payable to a related party during the period.

 Income Taxes: There is no provision for income tax recorded for either the nine months ended September 30, 2010 or for the nine months ended September 30, 2009 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $2,373,000 at December 31, 2009. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

 Net Income:  We had net income of $18,258 for the nine months ended September 30, 2010 compared to a net income of $126,646 for the nine months ended September 30, 2009.  Net incomes of both periods reflect one-time gains in the respective periods.  The following table shows the net losses for both periods after adjusting out the one-time gains

	Nine Months Ended September 30,
	2010	2009
Reported net income	$18,258	$126,646
One-time gain	(404,623)	(1,219,748)
Actual net loss for period	$(386,365)	$(1,093,102)

It may be more appropriate to note that the net loss decreased $706,737 to a net loss of $386,365 for the nine months ended September 30, 2010 from a net loss of $1,093,102 for the nine months ended September 30, 2009.  This net loss should be viewed in light of the cash flow from operations discussions below.

During the nine months ended September 30, 2010, as with the nine months ended September 30, 2009, we did not generate positive cash flow.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

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

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2010 as compared to September 30, 2009, are as follows:

	September 30,
	2010	2009
Cash	$69,038	$2,294
Total current assets	151,836	45,649
Total assets	897,274	1,280,988
Total current liabilities	1,140,286	1,320,849
Total liabilities	1,175,263	1,342,625

At September 30, 2010, we had a working capital deficit of $988,450 compared to a working capital deficit of $1,275,200 at September 30, 2009. Current liabilities decreased to $1,140,274 at September 30, 2010 from $1,320,849 at September 30, 2009 as the reduced liability from the settlement with the former officer of the Company was offset for the most part by increases in amounts due a related party and accounts payable.

Net cash used by operating activities for the nine months ended September 30, 2010 totaled $96,733 after the cash provided by the net income of $18,258 was decreased by $321,034 in non-cash charges and offset by $206,043 in net increases in the working capital accounts. This compares to cash used by operating activities for the nine months ended September 30, 2009 of $679,496 after the net income for the period of $126,646 was offset by $206,043 in non cash charges and increased by $167,412 in changes to the working capital accounts.

There was no cash involved in investing activities for the nine months ended September 30, 2010.  This compares to $408,334 used in investing activities for the nine months ended September 30, 2009 for continued operations of completed wells.

Net cash provided by financing activities for the nine months ended September 30, 2010 totaled $143,695 of which $162,000 came from notes payable to a related party.   At the same time, $18,305 was used to pay down the line of credit. This compares to a net of $923,935 provided by financing activities for the nine months ended September 30, 2009 wherein Aurora provided a net of $782,664 in financing and $95,000 came from notes payable to a related party. In addition, $7,510 was used to pay down the bank line of credit.

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

Item 4. Controls and Procedures

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is for the quarter ended September 30, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the following unregistered securities were distributed for the purposes noted.

On July 30, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants were issued by us to the individuals on December 31, 2010.

On August 31, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants were issued by us to the individuals on December 31, 2010.

On September 30, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants were issued by us to the individuals on December 31, 2010.

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