Form 10-K
period 2010-12-31
VICTORY ENERGY CORP
filed 2011-05-16
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on May 12, 2011 was approximately $2,171,000 based on the closing price of such stock and such date of $0.0195.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 11, 2011 was 136,719,608.

 VICTORY ENERGY CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Explanatory Note

On March 30, 2011 Victory Energy Corporation filed its 2009 Annual Report on Form 10-K including audited financial statements for the 2007 (restated), 2008 and 2009 fiscal years and unaudited quarterly financial statements for 2008 (restated) and 2009. The 2009 Annual Report on Form 10-K included all material information that would have been available and disclosed in its December 31, 2009, 2008 and 2007 Forms 10-K and interim 2009 and 2008 Forms 10-Q had they been timely filed as well as all material subsequent events through the date of filing.  As a consequence, much of this 2010 Annual Report on Form 10-K reiterates much of the same material already presented in the 2009 Annual Report on Form 10-K.

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

Part I

 Item 1.  Business

General Background

Victory Energy Corporation, formerly known as All Things, Inc. (“Victory,” the “Company” or “We”), was organized under the laws of the State of Nevada on January 7, 1982. We were formed for the purpose of engaging in all lawful businesses. We are currently authorized to issue 490,000,000 shares of $0.001 par value common stock.

On March 21, 1985, we changed our name to New Environmental Technologies Corporation, and on April 28, 2003 we changed our name again to Victory Capital Holdings Corporation.  On May 3, 2006, we changed our name to Victory Energy Corporation.

Copies of the initial Articles of Incorporation of our Company and the Certificates of Amendment to the Articles of Incorporation are  incorporated by reference.  See Part IV Item 15.

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

During 2009 and 2008, Aurora acquired a one hundred percent (100%) working interest and seventy-four percent (74%) net revenue interest in eleven (11) natural gas wells. Aurora also acquired a fifty percent (50%) working interest and thirty-seven percent (37%) net revenue interest in two (2) gas wells. These gas wells are located in Crockett County, Texas. As of the date of this filing, nine of the wells have been completed and are in production.

On December 31, 2010, we directly acquired a one (1) year option to acquire leases and available oil and gas mineral rights within a 1,000 acre tract on South Padre Island, Texas. Depending on the financing needs to develop this project, we may develop this project directly or indirectly through Aurora or other joint venture partners.

On February 18, 2011, Aurora entered into an agreement to acquire a 2.5% working interest in a producing wildcat well that is producing 300 barrels of oil per day (BOPD) and 100 thousand cubic feet (MCF) of natural gas per day.

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

Currently, we have active operations on Aurora’s fields located in Crockett County, Texas and our fields located in South Padre Island, Texas. Aurora has working interests and net revenue interests in nine (9) productive natural gas wells in the Crockett County field in Texas. We began a four (4)-well work over program in the Crockett County project. We recently purchased an option to acquire leases and mineral interest on South Padre Island, Texas. Our management is extensively studying the fields, the formations in which oil and natural gas may be found, the history of sales from the field and the history of all surrounding fields, and their production. From this information, an assessment can be made as to the value of the target property.

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

Aurora currently holds net revenue interests in nine (9) producing natural gas wells within the boundary of our currently held acreage. Four (4) additional wells have been drilled and are awaiting completion plans.

Padre Island Gas Fields, South Padre Island, Texas

On December 20, 2010, we entered into an option agreement to acquire an oil and gas lease in a 1,000 acre tract of South Padre Island, Texas.  The option gives us exclusive right to acquire an oil and gas lease at the property for a period of one (1) year. Under the terms of the option, we will have full access to the land and may conduct geophysical or seismic testing of the land to ascertain the potential gas reserves

Padre Island Gas Field is located 15 miles north of Port Isabel, Texas. The field was discovered by Gulf Oil in 1960 and produced approximately 3.8 billion cubic feet (BCF) to October 1, 1980 from two Miocene Sands at 6,000 feet and 6,500 feet. Three (3) wellbores are currently shut-in and will be re-evaluated for activation. These wells were producing 14 million cubic feet (MMCF) per month when they were shut-in in 2002. One of the wells could be recompleted at 6,000 feet, and another could be put on pump to flow gas up the backside. In addition, there is a 4-foot gas sand on water at 1,712 feet indicated by well logs and a gas core that has not been previously produced. A formation test of this sand had immediate pressure of 465 psi.

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

Jones County, Texas Oil Well Interest

On February 28, 2011, Aurora acquired a two and a half (2.5) percent working interest in the Young No. 1 well located in Jones County, Texas. This “Glen Thomas” wildcat well was completed and tested January 14, 2011. The well is now on production at a rate of 300 (BOPD) and 100 MCF of natural gas per day. Interest assignment of this production is effective February 1, 2011, with Aurora expecting revenue during the second quarter of 2011. Oil production is from the Caddo formation. The agreement also includes a working interest of no less than 1.5 percent in a sixty-four (64) square mile (40,966 acres) 3-D seismic imaging supported development area. The well operator, C.O. Energy, envisions drilling one to two wells per month until the targeted area is fully developed. Aurora maintains a thirty (30)-day first right of refusal to participate in each development well.

Pecos County, Texas Oil and Gas Well Interest

On April 14, 2011, Aurora acquired a working interest in the University 6 #1 oil and gas prospect (“Tunis Creek”).  Aurora acquired the prospect from well known Midland Texas-based V-F Petroleum Inc., who will also be the operator of the well.  Aurora acquired a five percent (5%) working interest and a three and three quarters percent (3.75%) net revenue interest and anticipates this well to spud near the end of April.  The Tunis Creek prospect is located twenty-five miles due east of Fort Stockton, Texas in eastern Pecos County, and is surrounded by significant hydrocarbon shows in all three targeted horizons. The prospect has been permitted to test the Wichita, Albany, Wolfcamp and Ellenburger formations.   The operator plans to drill the Tunis Creek prospect to a total depth of 7,500 feet.  The 1,600 acre lease comprises two sections of block 20, University Lands survey.

Just over two thirds of a mile to the east-northeast in the same section, Midwest Oil opened the one-well Renaud & Tunstill field.  That Midwest Oil well (1 University) is down dip of the Tunis Creek prospect and was completed in 1960.  The 1 University well pumped 248 barrels of 43-degree oil per day from the Ellenburger formation at 6,810-95 feet.  Log tops at the 7,004 feet discovery included the Wolfcamp at 4,834 feet, Simpson at 5,940 feet, Connell at 6,439 feet and Ellenburger at 6,795 feet.  Production for the 1 University well through 1965 totaled over 20 thousand barrels of oil and 1.65 million cubic feet of casinghead gas.

 Alwan West Natural Gas Prospect

On April 25, 2011, Aurora acquired a working interest in the Alwan West natural gas prospect.  The Alwan West prospect will be the largest natural gas well drilled by us to date. This prospect’s potential reservoir covers an area of 175 acres. It has a reserve potential of 8.75 BCF of natural gas and 43.75 thousand barrels of gas condensate. The reserve potential is based on 50 feet of reservoir sand, one million cubic feet per acre-foot of natural gas and five barrels per million cubic feet of gas condensate. These reserve estimates are for the first Yegua sand only, which is the primary objective, and do not include potential in the secondary objectives.

The Alwan West prospect is located in far western Wharton County, Texas, near the Jackson County line. There are two natural gas lines that cross the lease within 1,000 feet of the proposed location. Aurora acquired the prospect, which includes a five percent (5%) working interest and a 3.8% net revenue interest (NRI), from Miramar Petroleum, Inc. of Corpus Christi, Texas, who will be the operator and who also owns a significant working interest in the well.  The well is anticipated to spud in early June of this year.

This area produces from the Frio and Yegua (Oligocene) formations. The lease area is surrounded on all sides by gas condensate production. The first Yegua sand is the primary objective. Secondary objectives are the Frio and second Yegua sand. Alwan West lies on strike between two Yegua fields, Lost Fork (one mile west) and AVO Grande (3,000 feet east). Lost Fork has produced over 42 BCF, while AVO Grande has produced 7 BCF of natural gas. Both of these fields are stratigraphic traps, as is the Alwan West prospect.

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

We sold oil and natural gas production representing more than 10% of our oil and natural gas revenues as follows:

	Years Ended December 31:
	2010	2009	2008
Eagle Rock Natural Gas, LLC (1)	100%	100%	100%

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

Environmental, Health and Safety Regulation

Our operations are subject to stringent and complex federal, state, local and provincial laws and regulations governing environmental protection, health and safety, including the discharge of materials into the environment. These laws and regulations may, among other things:

·	require the acquisition of various permits before drilling commences;

·
restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling, production and transportation activities;

·	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

·	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

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

Employees

As of December 31, 2010, we had no employees. During 2010, we contracted for the services of our CFO and CEO through Miranda & Associates, A Professional Accountancy Corporation.  During 2010, we contracted for gas well operator services from Remuda Operating Company and Cambrian Management, LTD. At December 31, 2010, we were contracting for gas well operator services only with Cambrian Management, LTD

In January, 2011, the Company hired two executive officers reporting to the CEO and opened an office in Austin, Texas.

Item 1A. Risk Factors

We have incurred operating losses, expect continued losses and may never achieve profitability.

We have operated at a loss each year since inception. Net losses for the fiscal years ended December 31, 2010 and 2009, were $432,713 and $385,139, respectively. We have a history of modest revenues, have not been profitable and expect continued near term losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. We cannot predict when we will become profitable or if we ever will become profitable, we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.  An extended period of losses and negative cash flow may prevent us from successfully producing gas or developing additional gas wells and operating or expanding our business.  As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

The report of our independent auditors contained in our financial statements for the years ended December 31, 2010 and 2009, includes a paragraph that explains that we have incurred substantial losses. These reports will raise substantial doubt about our ability to continue as a going concern.  Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development of our oil and gas projects.

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

Our revenue, profitability, cash flow, oil and natural gas reserves value, future growth, and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty, and a variety of additional factors beyond our control. These factors include:

·	the level of consumer product demand;

·	the domestic and foreign supply of oil and natural gas;

·	overall economic conditions;

·	weather conditions;

·	domestic and foreign governmental regulations and taxes;

·	the price and availability of alternative fuels;

·	political conditions in or affecting oil and natural gas producing regions;

·	the level and price of foreign imports of oil and liquefied natural gas; and

·	the ability of the members of the Organization of Petroleum Exporting Countries and other state controlled oil companies to agree upon and maintain oil price and production controls.

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

Our success largely depends on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are a common risk that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling operations, including the following:

·	delays imposed by or resulting from compliance with regulatory requirements;

·	pressure or irregularities in geological formations;

·	shortages of or delays in obtaining equipment and qualified personnel;

·	equipment failures or accidents;

·	adverse weather conditions;

·	reductions in oil and natural gas prices; and

·	oil and natural gas property title problems.

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

We cannot assure you that:

·	we will be able to identify desirable natural gas and oil prospects and acquire leasehold or other ownership interests in such prospects at a desirable price;

·	any completed, currently planned, or future acquisitions of ownership interests in natural gas and oil prospects will include prospects that contain proved natural gas or oil reserves;

·	we will have the ability to develop prospects which contain proven natural gas or oil reserves;

·
we will have the financial ability to consummate additional acquisitions of ownership interests in natural gas and oil prospects or to develop the prospects which we acquire to the point of production; or

·	we will be able to consummate such additional acquisitions on terms favorable to us.

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

Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

·	our ability to obtain leases or options on properties;

·	our ability to acquire geological & geophysical data;

·	our ability to identify and acquire new development prospects;

·	our ability to develop existing prospects;

·	our ability to continue to retain and attract skilled personnel;

·	our ability to maintain or enter into new relationships with project partners and independent contractors;

·	the results of our drilling program;

·	hydrocarbon prices; and

·	our access to capital.

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

We may not operate certain of the properties in the future in which we obtain an interest. As a result, we would have a limited ability to exercise influence over, and control the risks associated with, the operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator’s:

·	timing and amount of capital expenditures;

·	expertise and financial resources;

·	inclusion of other participants in drilling wells; and

·	use of technology.

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

The exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with such governmental regulations. Matters subject to regulation include:

·	natural disasters;

·	permits for drilling operations;

·	drilling and plugging bonds;

·	reports concerning operations;

·	the spacing and density of wells;

·	unitization and pooling of properties;

·	environmental maintenance and cleanup of drill sites and surface facilities; and

·	Protection of human health.

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

We face significant interest expenses as a result of our outstanding notes and we are in default on an unsecured note payable to Wells Fargo Bank that has an unpaid balance of $68,667 as of December 31, 2010. We have arranged an informal payment agreement with the lender to continue paying $2,200 monthly toward the balance owed on this loan. However, the lender has called the loan and may not extend credit terms beyond an additional six months. Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness, including the notes, will depend on our future financial performance. Our future performance will be affected by a range of economic, competitive, legislative, operating and other business factors, many of which we cannot control, such as general economic and financial conditions in our industry or the economy at large. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition, or other events could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations and prospects and our ability to service our debt, including the notes, and other obligations.

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

As we are in the early stages of being a publicly traded stock, the trading price of our common stock and the price at which we may sell common stock in the future are subject to large fluctuations in response to any of the following:

·	limited trading volume in our common stock;

·	quarterly variations in operating results;

·	our involvement in litigation;

·	general financial market conditions;

·	the prices of natural gas and oil;

·	announcements by us and our competitors;

·	our liquidity;

·	our ability to raise additional funds;

·	changes in government regulations; and

·	other events.

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

On March 30, 2011 Victory Energy Corporation filed its 2009 Annual Report on Form 10-K including audited financial statements for the 2007 (restated), 2008 and 2009 fiscal years and unaudited quarterly financial statements for 2008 (restated) and 2009.  In addition, we provide very limited information about our Company to the public through other sources.  The absence of current, publicly-available information makes it difficult for the marketplace to make an informed investment decision about our common stock.  As a result, market makers, brokers, analysts and investors cannot adequately evaluate our Company which leads to a less active trading market in our common stock.  Additionally, the absence of current, publicly-available information concerning our Company can affect the ability of certain restricted shareholders to trade their shares further limiting the market activity of our common stock. These factors can also contribute to a depressed price for our common stock.

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

Padre Island Gas Fields, South Padre Island, Texas.

On December 20, 2010, we entered into an option agreement to acquire an oil and gas lease in a 1,000 acre tract of South Padre Island, Texas.  The option gives us exclusive right to acquire an oil and gas lease at the property for a period of one (1) year. Under the terms of the option, we will have full access to the land and may conduct geophysical or seismic testing of the land to ascertain the potential gas reserves.

Padre Island Gas Field is located 15 miles north of Port Isabel, Texas. The field was discovered by Gulf Oil in 1960 and produced approximately 3.8 BCF to October 1, 1980 from two Miocene Sands at 6,000 feet and 6,500 feet. Three (3) wellbores are currently shut-in and will be re-evaluated for activation. These wells were producing 14 MCF per month when they were shut-in in 2002. One of the wells could be recompleted at 6,000 feet, and another could be put on pump to flow gas up the backside. In addition, there is a 4-foot gas sand on water at 1,712 feet indicated by well logs and a gas core that has not been previously produced. A formation test of this sand had immediate pressure of 465 psi.

A successful completion of this sand could have potential of 2 BCF PUD of natural gas.  There is an intact pipeline available to transport gas to onshore facilities. Compression facilities could be installed to further recover gas. The wells are located on Padre Island and are accessible by road.

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

Pecos County, Texas Oil and Gas Well Interest

On April 14, 2011, Aurora acquired a working interest in the University 6 #1 oil and gas prospect (“Tunis Creek”).  Aurora acquired the prospect from well known Midland Texas-based V-F Petroleum Inc., who will also be the operator of the well.  Aurora acquired a five percent (5%) working interest and a three and three quarters percent (3.75%) net revenue interest and anticipates this well to spud near the end of April.  The Tunis Creek prospect is located twenty-five miles due east of Fort Stockton, Texas in eastern Pecos County, and is surrounded by significant hydrocarbon shows in all three targeted horizons. The prospect has been permitted to test the Wichita, Albany, Wolfcamp and Ellenburger formations.   The operator plans to drill the Tunis Creek prospect to a total depth of 7,500 feet.  The 1,600 acre lease comprises two sections of block 20, University Lands survey.

 Alwan West Natural Gas Prospect

On April 25, 2011, Aurora acquired a working interest in the Alwan West natural gas prospect.  The Alwan West prospect will be the largest natural gas well drilled by us to date. This prospect’s potential reservoir covers an area of 175 acres. It has a reserve potential of 8.75 BCF of natural gas and 43.75 thousand barrels of gas condensate. The reserve potential is based on 50 feet of reservoir sand, one million cubic feet per acre-foot of natural gas and five barrels per million cubic feet of gas condensate. These reserve estimates are for the first Yegua sand only, which is the primary objective, and do not include potential in the secondary objectives. The Alwan West prospect is located in far western Wharton County, Texas, near the Jackson County line.

Developed and Undeveloped Lease Acreage

The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2010. “Developed Acreage” refers to acreage on which wells have been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities. “Undeveloped Acreage” refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities whether or not the acreage contains proved reserves.

As of December 31, 2010	Average Working	Developed Acreage		Undeveloped Acreage		Total Acreage
	Interest	Gross	Net	Gross	Net	Gross	Net
Adams-Baggett Ranch, TX	100%	180	160	80	80	260	240
South Padre Island, TX	100%	—	—	100	100	—	—
Total		180	160	180	180	260	240

Summary of Oil and Gas Reserves as of Year-End 2010 and 2009

The reserves as of December 31, 2010 were derived from reserve estimates prepared by an independent reserve engineer, Mr. James Nicolson. James A. Nicholson is an engineering consultant who specializes in preparing reservoir studies, reserve estimates, and property evaluations. Mr. Nicolson, a Registered Professional Engineer, is a member of the Society of Petroleum Engineers.  He is former chairman of the Permian Basin Oil & Gas Recovery Conference.  He holds a PhD ME from the University of Texas at Austin, an MSME from the University of Texas at Austin, and a BSME from Lamar University.

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

Proved Developed Reserves

The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2010.

2010
Oil and condensate (Bbls)	$—
Natural gas (MMcf)	709.7
PV-10 Value	$981,080

(1) The PV 10% Value as of December 31, is pre-tax and was determined by using the average of the preceding, 12-month-first-of-month product prices, which were $6.08 per MCF for gas pursuant to SEC guidelines.  Management believes that the presentation of PV-10 value may be considered a non-GAAP financial measure.  Therefore, we have included a reconciliation of the most directly comparable GAAP financial measure (standard measure of discounted net cash flows in Note 2 below).  Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies.

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

Productive Wells

Productive wells are producing wells or wells capable of production. This does not include water source wells, water injection wells or water disposal wells. Productive wells do not include any wells in the process of being drilled and completed that are not yet capable of production, but does include old productive wells that are currently shut-in, because they are still capable of production. The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2010.

	2010
	Gross	Net
Natural Gas	9	8
Oil	-	-
Totals	9	8

Technologies Used in Establishing Proved Reserves in 2010

Our proved reserves in 2010 were based on estimates generated through the integration of available and appropriate data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

Proved Undeveloped Reserves

At December 31, 2010, our proved undeveloped reserves were none.

Oil and Gas Production, Production Prices and Production Costs

             A.      Oil and Gas Production

The table below summarizes production by final product sold and by geographic area as of December 31, 2010, 2009 and 2008.

	2010	2009	2008
Crude oil and natural gas production
United States (natural gas only, thousand cubic feet)	90,971,000	106,469,000	139,949,000

Total crude oil and natural gas liquids production	90,971,000	106,469,000	139,949,000

Natural gas production available for sale

United States (natural gas only, thousand cubic feet)	709,700,000	748,700,000	824,460,000

Total natural gas production available for sale	709,700,000	748,700,000	824,460,000

B.	Sales Prices and Production Costs

The table below summarizes average sales prices and average production costs by geographic area and by product type for the years ended December 31, 2010, 2009 and 2008.

	United
	States	Total
During 2010
Average Sales Prices
Crude Oil and NGL, per barrel	none	none
Natural gas, per thousand cubic feet	$0.0067	$0.0067
Average Production Costs
Crude Oil and NGL, per barrel	none	none
Natural gas, per thousand cubic feet	$0.0039	$0.0039

During 2009
Average Sales Prices
Crude Oil and NGL, per barrel	none	none
Natural gas, per thousand cubic feet	$0.0047	$0.0047
Average Production Costs
Crude Oil and NGL, per barrel	none	none
Natural gas, per thousand cubic feet	$0.0016	$0.0016

During 2008
Average Sales Prices
Crude Oil and NGL, per barrel	none	none
Natural gas, per thousand cubic feet	$0.0100	$0.0100
Average Production Costs	none	none
Crude Oil and NGL, per barrel
Natural gas, per thousand cubic feet	$0.0067	$0.0067

Drilling and Other Exploratory and Development Activities

The table below summarizes the number of net productive and dry exploratory wells and net productive and dry development wells drilled by geographic area as of December 31, 2010, 2009 and 2008.

	2010	2009	2008
Net Productive Exploratory Wells Drilled
United States	none	none	none

Total productive exploratory wells drilled	none	none	none
Net Dry Exploratory Wells Drilled
United States	none	none	none

Total dry exploratory wells drilled	none	none	none
Net Productive Development Wells Drilled
United States	none	none	3

Total productive development wells drilled	none	none	3
Net Dry Development Wells Drilled
United States	none	0.5	10

Total dry development wells drilled (1)	none	0.5	10

(1)
During 2009, we incurred drilling costs on development wells of $290,665 and $4,942,579, respectively. We subsequently discovered that these drilling funds had been misappropriated. These funds were expensed as “Loss from Malfeasance” during 2009 and 2008. Based upon the contract drilling cost of $500,000 per well, we have estimated the number of dry productive wells that were supposed to have been drilled for the amount of funds incurred.

Present Activities

The table below summarizes the number of wells in the process of being drilled by geographic area as of December 31, 2010.

Wells Drilling	December 31, 2010
	Gross	Net
United States	none	None

Total gross and net wells drilling	none	None

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

Victory Energy Corporation vs. Jim Dial, Remuda Operating Company, and Jon Fullenkamp

Victory Energy Corporation and James Capital Energy, LLC filed a lawsuit in Midland County, Texas, under Case No. CV-47230, against Jim Dial, Jon Fullenkamp, Remuda Operating Company and other parties related to Jim Dial. Defendant Jon Fullenkamp is our former CEO and a former member of our board of directors. The lawsuit alleges fraud, breach of fiduciary duty, and other claims that Victory and JCE allege against these parties.  This lawsuit seeks to recover damages in excess of $10.0 million, plus punitive damages.

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

We intend to continue to pursue our claims against the remaining defendants, Remuda Operating Company, Ozona Natural Gas, LLC, Taylor Drilling, and Ronnie Taylor.

Oz Gas Corporation vs. Universal Energy Resources, Inc., et al

We are an Intervener in a case pending in Crockett County, Texas under Case No. 08-04-07047-CV, and styled Oz Gas Corporation vs. Universal Energy Resources, Inc., et al, in which the plaintiff is seeking to establish ownership of the 155-2 well on the grounds that the well was illegally drilled on property belonging to the plaintiff.  We intervened in this action to protect our interests in the 155-2 well and to recover our share of suspended money now being held in the court’s registry.  On information and belief the court is holding funds in excess of $100,000 from the 155-2 well pending the outcome of this action.

Jon Fullenkamp vs. Victory Energy Corporation, et. al.

On November 25, 2009, Jon Fullenkamp filed a lawsuit in California against us, James Capital Energy, LLC, Bob Miranda, Ron Zamber, Tom Konz and other parties alleging fraud, breach of contract, libel, slander and other claims. The plaintiff, Jon Fullenkamp, is our former CEO and a former member of our board of directors. On August 11, 2010, Mr. Fullenkamp filed an amended complaint, which alleged additional causes of action. After several successful challenges to the complaint based on procedural grounds, on February 17, 2011, the Court finally accepted Jon Fullenkamp’s third amended complaint. . Subsequent thereto, and before any of the defendants in the action had to file a responsive pleading, the Company and other related parties entered into a comprehensive Settlement Agreement that resolved this matter. Under the Settlement Agreement, Victory agreed to i) dismiss Jon Fullenkamp from the Texas lawsuit with prejudice, ii) provide him with a general release from all acts related thereto, and iii) pay him $30,000 over 70 days.  In turn, Jon Fullenkamp agreed to i) dismiss with prejudice the California lawsuit; ii) transfer to Victory 2,000,000 shares of Victory preferred stock; iii) transfer to Victory 400,000 warrants for Victory common stock; iv) transfer to James Capital Energy, LLC 16,144,563 shares of Victory common stock; v) voluntarily appear for his deposition to discuss events that occurred at the Adams-Baggett Ranch; vi) waive the claim he had to the $430,000 severance payment under the May 15, 2009 Separation Agreement; and vii) provide Victory James Capital Energy, LLC and other related parties with a general release.

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

Discovery is ongoing in this matter and a trial date has not been set at this time. We, along with Cambrian, are in the process of completing some title work to decide how to proceed in this case. If we are not victorious in this case, we risk losing our investment in the well #115-8.

Victory Energy Corporation vs. John Kinross-Kennedy, CPA

On March 18, 2011, we filed a lawsuit against our former independent auditor, John Kinross-Kennedy, CPA, for professional negligence in the audits of our 2006 through 2007 financial statements, and the preparation of our 2008 Quarterly Reports on Forms 10-Q.  The lawsuit seeks compensatory damages, costs of suit, and other relief as may be deemed just and proper by the Court.

Item 4. (Removed and Reserved).

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer

Our common stock is currently quoted on the OTC Markets under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2010 and 2009. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2009	First Quarter	$0.01	$0.004
	Second Quarter	$0.009	$0.003
	Third Quarter	$0.006	$0.003
	Fourth Quarter	$0.005	$0.003

2010	First Quarter	$0.005	$0.002
	Second Quarter	$0.005	$0.001
	Third Quarter	$0.005	$0.002
	Fourth Quarter	$0.008	$0.002

Holders

The following table shows the number of holders of record and the number of common shares outstanding as of December 31, 2010 and 2009 as determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

	December 31,
	2010	2009
Holders of Record	1,295	1,016
Common Shares Outstanding	136,719,608	136,719,608

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

On October 15, 2010, we issued 10% Senior Secured Convertible Debentures with the face amount of $10,000 to an individual which are convertible into shares of common stock at a conversion price of $0.005 per share in exchange for an aggregate of $10,000.

On October 15, 2010, we issued warrants to purchase a total of 10,000 shares of common stock a purchaser of the Company’s 10% Senior Secured Convertible Debentures at an exercise price of $0.005 as part of the terms of the sale of the debentures.

On October 29, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares. These warrants were issued by us to the individuals on December 31, 2010.

On November 11, 2010, we issued 10% Senior Secured Convertible Debentures with the face amount of $40,000 to an individual which are convertible into shares of common stock at a conversion price of $0.005 per share in exchange for an aggregate of $40,000.

On November 11, 2010, we issued warrants to purchase a total of 40,000 shares of common stock a purchaser of the Company’s 10% Senior Secured Convertible Debentures at an exercise price of $0.005 as part of the terms of the sale of the debentures.

On November 30, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares. These warrants were issued by us to the individuals on December 31, 2010.

On December 7, 2010, we issued 10% Senior Secured Convertible Debentures with the face amount of $50,000 to an individual which are convertible into shares of common stock at a conversion price of $0.005 per share in exchange for an aggregate of $50,000.

On December 7, 2010, we issued warrants to purchase a total of 50,000 shares of common stock a purchaser of the Company’s 10% Senior Secured Convertible Debentures at an exercise price of $0.005 as part of the terms of the sale of the debentures.

On December 25, 2010, we issued 10% Senior Secured Convertible Debentures with the face amount of $100,000 to an individual which are convertible into shares of common stock at a conversion price of $0.005 per share in exchange for an aggregate of $100,000.

On December 25, 2010, we issued warrants to purchase a total of 100,000 shares of common stock a purchaser of the Company’s 10% Senior Secured Convertible Debentures at an exercise price of $0.005 as part of the terms of the sale of the debentures.

On December 25, 2010, we issued 10% Senior Secured Convertible Debentures with the face amount of $25,000 to an individual which are convertible into shares of common stock at a conversion price of $0.005 per share in exchange for an aggregate of $25,000.

On December 25, 2010, we issued warrants to purchase a total of 25,000 shares of common stock a purchaser of the Company’s 10% Senior Secured Convertible Debentures at an exercise price of $0.005 as part of the terms of the sale of the debentures.

On December 25, 2010, we issued 10% Senior Secured Convertible Debentures with the face amount of $50,000 to an individual which are convertible into shares of common stock at a conversion price of $0.005 per share in exchange for an aggregate of $50,000.

On December 25, 2010, we issued warrants to purchase a total of 50,000 shares of common stock a purchaser of the Company’s 10% Senior Secured Convertible Debentures at an exercise price of $0.005 as part of the terms of the sale of the debentures.

On December 31, 2010, we agreed to issue warrants to purchase a total of 300,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares. These warrants were issued by us to the individuals on December 31, 2010.

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

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying audited consolidated financial statements. You should read this in conjunction with the discussion under “Financial Information” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2010 and 2009.

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

Going Concern

As presented in the consolidated financial statements, we have incurred a net loss of $432,713 during the twelve months ended December 31, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $419,897 and the accumulated deficit is $32,137,592 at December 31, 2010.  Amounts outstanding and payable to creditors are in arrears and we are in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. We are currently in default on one of our debt obligations and we have no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop our oil and natural gas properties, which consist primarily of proved reserves that are non-producing, before significant positive operating cash flows will be achieved.

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

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

Our revenue, operating expenses, and net loss from operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009 were as follows:

				Percentage
	Year Ended December 31,			Change
	2010	2009	Change	Inc (Dec)
REVENUES	$491,558	$512,607	$(21,049)	(4.1%)

COSTS AND EXPENSES
Costs of production	202,750	196,520	$6,230	3.2%
General and administrative expense	788,140	935,983	$(147,843)	(15.8%)
Depletion and accretion	102,484	291,867	$(189,383)	(64.9%)
Loss on malfeasance	-	280,647	n/m	n/m
Loss from asset impairment	183,473	342,366	$(158,893)	n/m
Loss (gain) on settlements	(404,623)	(1,199,748)	n/m	n/m
Total expenses	872,224	847,635

LOSS FROM OPERATIONS	(380,666)	(335,028)

OTHER EXPENSE
Interest expense	52,047	50,111	$1,936	3.9%
Total other expense	52,047	50,111

NET LOSS	$(432,713)	$(385,139)	$(47,574)	(12.4%)

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Revenues: All of our revenue was derived from the sale of natural gas.  Our revenues declined $21,049 or 4.1% to $491,558 for the twelve months ended December 31, 2010 from $512,607 for the twelve months ended December 31, 2009.  The decrease is reflects the decline in volume of gas sold to 73,588 MCF (thousand cubic feet) in the twelve months ended December 31, 2010 compared to 110,048 MCF for the twelve month period ended December 31, 2009.  At the same time, the average natural gas price received rose to $6.75 per MCF for the twelve months ended December 31, 2010 compared to $4.66 for the twelve months ended December 31, 2009.

Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses increased $6,230 or 3.2% to $202,750 for the twelve months ended December 31, 2010 from $196,520 for the twelve months ended December 31, 2009.  This change reflects the full year of operations under a new independent contract operator and thus gives a better picture of the cost of production.  We have a lawsuit pending against the prior contract operator.

General and Administrative Expense:  General and administrative expenses declined $147,843 or 15.8% to $788,140 for the twelve months ended December 31, 2010 from $935,983 for the twelve months ending December 31, 2009.   The decrease reflects the stronger management role played by the largest investors following the resignation of our then chief executive officer of the Company in May, 2010.

 Depletion and Accretion:  Depletion and accretion expenses declined $189,383 or 64.9% to $102,484 for the twelve months ended December 31, 2010 from $291,867 for the twelve months ended December 31, 2009.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2009 and the lower gas volumes in 2010 through on which the depletion expense is modulated.

Malfeasance Losses: There were no malfeasance losses for the twelve months ended December 31, 2010 compared to $280,647 that were traceable to the twelve months ended December 31, 2009.  Our previous management of the Company has now been entirely replaced.

 Impairment of Oil and Natural Gas Properties: Impairment of oil and natural gas properties declined $158,893 to $183,473 from $342,366 for the twelve months ended December 31, 2009.  This reduction reflects the revised estimates of the projected reserves and the gas production rates of the wells as determined by outside consultants during the respective periods.

Interest Expense: Interest expense increased $1,936 or 3.9% to $52,047 for the twelve months ended December 31, 2010 from $50,111 for the twelve months ended December 31, 2009. The increase reflects an increase in note payable to a related party during the 2010 period.

Income Taxes: There is no provision for income tax recorded for either the 2010 or 2009 periods due to operating losses in both periods. We have available Federal income tax net operating loss (“NOL”) carry forwards of approximately $5,487,900 at December 31, 2010. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period.

Net Loss:  Our net loss increased $47,574 or 12.4% to $432,713 for the twelve months ended December 31, 2010 from $385,139 for the twelve months ended December 31, 2009.   This loss should be viewed in light of the cash flow from operations discussed below.

During the year ended December 31, 2010, as with the year ended December 31, 2009, after adjusting for one-time gains, we did not generate positive cash flow from on-going operations.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

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

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2010 as compared to December 31, 2009, are as follows:

	December 31,
	2010	2009
Cash	$111,572	$22,076
Total current assets	211,298	169,213
Total assets	763,033	989,600
Total current liabilities	631,195	1,259,510
Total liabilities	785,815	1,294,487

At December 31, 2010, we had a working capital deficit of $419,897compared to a working capital deficit of $1,090,297 at December 31, 2009. Current liabilities decreased to $631,195 at December 31, 2010 from $1,259,510 at December 31, 2009 primarily due to a decrease of $404,623 in amounts due to a former officer of the Company and the conversion of $497,000 in notes payable and $55,275 accrued interest all due to a related party to a senior convertible debenture.

Net cash used by operating activities for the twelve months ended December 31, 2010  totaled $335,727 after the cash used in the net loss of $432,713 was increased by $103,785 in non-cash charges and offset by $200,771 in increases in the working capital accounts. This compares to cash used by operating activities for the twelve months ended December 31, 2009 of $757,339 after the net loss for the period of $385,139 was increased by $528,727 in non-cash charges and offset by $156,527 in changes to the working capital accounts.

Net cash used in investing activities for the twelve months ended December 31, 2010 totaled $25,000 to purchase an option on several Padre Island wells. This compares to $408,334 used in investing activities for the twelve months ended December 31, 2009 for continued operations of completed wells.

Net cash provided by financing activities for the twelve months ended December 31, 2010 totaled $450,223 of which $275,000 came from the sale of senior convertible debentures and $192,000 came from loans from related parties.  At the same time, $16,777 was used to pay down the line of credit. This compares to a net of $1,021,560 provided by financing activities for the twelve months ended December 31, 2009.   Aurora provided a net of $1,046,809 in financing while $28,673 was used to pay down notes payable to related parties and $41,166 was used for payments to a former officer of the Company

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations, basic and diluted loss per share are the same for the years ended December 31, 2010 and 2009 as all potentially dilutive common stock equivalents are anti-dilutive.

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

Off-Balance Sheet Arrangements

For the years ended December 31, 2010 and 2009, we had no off-balance sheet arrangements that were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2010:

	2011	2012	2013	2014		2015	Total
Long-Term Debt	$—	$—	$827,275	$		$—	$827,275
Capital Leases	$—	$—	$—		$—	$—	$—
Operating Leases	$19,250	$1,750	$—		$—	$—	$21,000
Purchase Obligations	$—	$—	$—		$—	$—	$—
Other Long-Term Liabilities	$—	$—	$—		$—	$—	$—
Total	$19,250	$1,750	$827,275	$	---	$—	$848,275

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

Volatility of Oil and Natural Gas Prices

Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas.

As an indication of the dramatic way in which the price of natural gas can change, the following table provides the average price per million cubic feet (MMCF) of gas which the Company received for the periods indicated:

Three Months Ending	Average Price per MMCF
March 31, 2009	$4.12
June 30, 2009	$4.05
September 30, 3009	$4.20
December 31, 2009	$4.66
March 31, 2010	$7.16
June 30, 2010	$5.73
September 30, 2010	$5.91
December 31, 2010	$8.91

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 18, 2009, our board of directors approved the dismissal of John Kinross-Kennedy (“Mr. Kinross-Kennedy”) as our independent auditor.  Mr. Kinross-Kennedy served as our independent auditor for the Company’s fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005.  Mr. Kinross-Kennedy was also responsible for the review of our interim financial statements for the quarterly periods ending March 31, 2008, June 30, 2008, and September 30, 2008.

On March 23, 2009, we filed an 8-K with the Commission announcing our dismissal of Mr. Kinross-Kennedy as our independent auditor and disclosing that during the fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005, and until Mr. Kinross-Kennedy’s termination, there were no disagreements with Mr. Kinross-Kennedy on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  Subsequent to Mr. Kinross-Kennedy’s departure from the Company, we endeavored to determine the adequacy of his professional work undertaken for the Company. However, because of the disarray created by the lack of proper financial record-keeping, it was not possible to discover the nature of financial improprieties set in place by Mr. Kinross-Kennedy until an independent audit of the Company’s books and records was undertaken in late 2010.  Through this independent audit process, we have now determined that the accounting for the financial statements for the fiscal years ended December 31, 2007, and the interim periods ended March 31, June 30, and September 30, 2008, were not prepared in accordance with GAAP.  As a result, we restated our financial statements for the following periods: year ended December 31, 2007 and quarterly periods ended March 31, June 30, and September 30, 2008. In addition, we have filed a lawsuit against Mr. Kinross-Kennedy for professional negligence as disclosed under Item 3.

On March 18, 2009, concurrent with our dismissal of Mr. Kinross-Kennedy, we engaged Hein & Associates, LLP (“Hein”) as our outside independent accounting firm. Although Hein served as our independent auditor for our fiscal years ended December 31, 2008, December 31, 2009, and December 31, 2010, at no time did Hein commence any audit or review procedures of the Company’s financial statements for any period. For the last two (2) fiscal years, there were no reports or other communications from Hein in connection with our financial statements that contained an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. For the last two (2) fiscal years, and any subsequent interim period preceding the dismissal, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which, if not resolved to the satisfaction of Hein, would have caused Hein to make reference to the subject matter of such disagreements in connection with any reports or other communications us.

On January 17, 2011, our board approved the dismisal of Hein. Concurrent with the decision to dismiss Hein as our independent registered public accounting firm, our board of directors approved the appointment of Wilson Morgan, LLP (“Wilson”) as our registered independent public accounting firm.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year December 31, 2010. Based on that evaluation, our management concluded that a material weakness existed over our control over financial reporting and related disclosure controls and procedures were not effective because we were unable to complete the financial statements for the year ended December 31, 2010, in a timely manner to enable us to file the Quarterly Reports on Forms 10-Q and the Annual Report on Form 10-K by the respective due dates.

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

During February, 2011, we engaged a corporate accountant who has significant SEC financial reporting and accounting experience. This individual assisted with the accounting update for the year ended December 31, 2010, including preparation of the delinquent quarterly Forms 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010.  This individual also is assisting in preparing the quarterly report for the quarterly period ended March 31, 2011

Item 9B. Other Information

There are no events required to be disclosed by this Item.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Business Experience and Background of Directors and Executive Officers as of December 31, 2010.

Name	Age	Positions Held
Robert J. Miranda (1)	58	Current Director, Chairman, CEO, and Chief Financial Officer
Ronald Zamber (1)	51	Current Director
Robert Grenley (1)	54	Current Director (2)
Edgar Trotter (1)	67	Former Director (3)
Perry Mansell (1)	64	Former Director (4)

(1)	There are no family relationships among our executive officers and directors.

(2)	Mr. Grenley was elected to the Board on June 1, 2010.

(3)	Mr. Trotter resigned from the board effective May 31, 2010.

(4)	Mr. Mansell resigned from the board effective November 11, 2010.

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

Robert Grenley - Was appointed director on June 1, 2010. Since May, 2007, Mr. Grenley has served as Chief Financial Officer of Ambient, Inc. a private subsidiary of IDM Technologies, LLC, and a private company based in Gig Harbor, Washington. From 1996 through April, 2007, Mr. Grenley was President of ID Micro, a private company located in Tacoma, Washington. Mr. Grenley has over 25 years experience in financial management, business development and entrepreneurial experience, including nine years in Radio Frequency Identification (RFID) corporate development and investor relations. Mr. Grenley holds a BA in Economics from Duke University.

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

Compliance with Section 16(a) of the Exchange Act:

Under the securities laws of the United States, our directors, its executive officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established by rules adopted by the SEC and we are required to report in this Annual Report any failure to file by those deadlines.

Based solely upon a review of Forms 3, 4, and 5, and amendments to these forms furnished to us, except as provided below, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2010 fiscal year.

To the best of our knowledge, the number of late reports for Ron Zamber was 1, the number of transactions that were not reported on a timely basis was 1, and the number of failures to file a required Form was 2.

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

To the best of our knowledge, the number of late reports for Robert Grenley was 2, the number of transactions that were not reported on a timely basis was 1, and the number of failures to file a required Form was 1.

Code of Ethics

We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We expect to prepare a Code of Ethics in the near future.

Item 11. Executive Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to our “principal executive officer,” and our other named executive officers for all services rendered in all capacities to us in 2010 and 2009.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert J. Miranda	2010	180,000	(2)	-	-	4,690	-	-	-	184,690
Chairman, CEO, and CEO	2009	180,000	(2)	-	-	5,795	-	-	-	185,795
(1) (2)	2008	10,000	(2)	-	-	-	-	-	-	10,000

Jon Fullenkamp	2010			-	-		-	-	-
former Chairman, CEO, and CFO (3)	2009	104,167				1,392				105,559
	2008	250,000		-	-	-	-	-	-	250,000

(1)	Appointed CFO on November 16, 2008; director on January 24, 2009; and Chairman, President & interim CEO on April 28, 2009; CEO on March 28, 2011.

(2)
Represents the portion of the total consulting fees paid to Miranda & Associates, A Professional Accountancy Corporation, that is wholly-owned by Mr. Miranda, in consideration of services, attributable to the services provided by Mr. Miranda as an executive officer of Victory Energy Corporation.

(3)	Jon Fullenkamp resigned effective April 28, 2009.

Director Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to each person who served as a director during the years ended December 31, 2010 and 2009, other than a director who also served as a named executive officer. Our directors who are not executive officers did not receive any cash compensation for serving on our board of directors. We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Each director is paid for his or her director services in the form of 100,000 warrants earned monthly for each month of service which was issued at the end of the fiscal year. These five (5) year warrants are exercisable into common stock at an exercise price $0.01, and vest immediately upon issuance.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edgar Trotter, Former Director (1)	2010	-	-	1,660	-	-	-	1,660

Perry Mansell, Former Director (2)	2010	-	-	-	-	-	-	-

Ronald Zamber, Current Director	2010	-	-	4,690	-	-	-	4,690

Robert Grenley, Current Director (3)	2010	-	-	3,030	-	-	-	3,030

1) Edgar Trotter resigned effective May 31, 2010

2) Perry Mansell resigned effective November 11, 2010

3) Robert Grenley was elected on June 1, 2010

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the named executive officers as of December 31, 2010.

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert J. Miranda Chairman, CEO, and CEO
	2010	1,200,000	-	-	$0.01	12/31/ 2015	-	-	-	-

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information concerning the Company’s equity compensation plans as of December 31, 2010, 2009, and 2008.

Equity Compensation Plan Information
	Year	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category

Equity compensation plans approved by security holders	2010	-	-	-

Equity compensation plans not approved by shareholders	2010	13,362,226	$0.13	8,400,000

Total	2010	13,362,226	-	8,400,000

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2010 and 2009, are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to these tables, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following is the schedule of beneficial ownership as of December 31, 2010:

Name and Position	Business Address	Common Stock		Warrants (3)		Total		Percent of Class (1)
John Fullenkamp, Former CEO and Director	27762 Antonio Parkway Ladera Ranch, CA 92694	16,144,563	(4)	400,000	(4)	16,544,563	(4)	12.1%

Ronald Zamber, Director (2)	1919 Lathrop Suite 103 Fairbanks, AK 99701	8,312,578		5,242,226		13,554,804		9.5%

Robert Grenley, Director (5)	40 Loch Lane SW Lakewood, WA 98499	—		700,000		700,000		.05%

Perry Mansell, Former Director (6)	20341 Irvine Avenue, #D6 Newport Beach, CA 92660	925,000		1,100,000		2,025,000		1.5%

Robert Miranda, Chairman, CEO, CFO, and Director	20341 Irvine Avenue, #D6 Newport Beach, CA 92660	—		2,400,000		2,400,000		1.7%

Edgar Trotter, Former Director (7)	20341 Irvine Avenue, #D6 Newport Beach, CA 92660	—		1,700,000		1,700,000		1.2%

All Officers and Directors As a Group (6 Persons)		25,382,141		11,542,226		36,924,367		24.9%

(1)	Based on 136,719,608 shares outstanding.

(2)	Includes 4,042,226 of warrants of James Capital Consulting, LLC; Ron Zamber is the managing member of this entity.

(3)	All warrants were exercisable immediately

(4)
John Fullenkamp surrendered 16,144,563 shares of common stock and 400,000 warrants as part of his settlement with the Company on March 24, 2011.  According to the records of the Company’s stock transfer agent, Fullenkamp had no other beneficial ownership of common shares of the Company at December 31, 2010

(5)	Robert Grenley was appointed to the Board of Directors on June 1, 2010

(6)	Perry Mansell resigned effective November 11, 2010

(7)	Edgar Trotter resigned effective May 31, 2010

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended December 31, 2010, we incurred a total of $259,590 of accounting, internal audit, CEO & CFO management, and tax, and business turnaround consulting fees with Miranda & Associates, A Professional Accountancy Corporation (“Miranda”). Of these fees, $180,000 is attributable to the services of Robert Miranda as an executive officer of the Company pursuant to the consulting services agreement discussed below. The balance of $79,590 incurred with Miranda relates to internal audit, tax, and advisory services provided by other members of the Miranda firm.  As of December 31, 2010, Miranda & Associates was owed $132,835 for these professional services.

During 2010, we entered into unsecured notes payable totaling $302,000 with Visionary Investments, LLC. (“Visionary”)  Ronald Zamber, a director and major stockholder of the Company, is the sole member of Visionary. These notes bear interest at a fixed rate of 10% and mature on December 31, 2010.

On December 31, 2010, the Company entered into a Loan Extension Agreement with Visionary Investments, LLC (“Visionary”) to convert various unsecured promissory notes held by Visionary (the “Notes”) into a 10% Senior Secured Convertible Debenture (the “Debenture”).  The sole member of Visionary is Ronald Zamber, a director and major stockholder of the Company.

The Notes have a total principal amount of $497,000 and have accumulated interest in the amount of $55,275. In consideration of the Loan Extension Agreement, the Notes and all accumulated interest were cancelled and the Company issued the Debenture to Visionary with a total face value of $552,275.  The Debenture bears interest at the rate of 10% per year payable at maturity.  The maturity date of the Debenture is September 30, 2013, but may be extended at the sole discretion of the Company to December 31, 2013.  The Debenture is immediately convertible by the holder into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.  The Company has the right to force conversion of the Debenture if, among other things, the closing sales price of the Company’s common stock is equal to or exceeds $0.025 for twenty (20) consecutive trading days.  The total number of shares of common stock issuable upon conversion of the Debenture is 110,455,000.

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

During 2009, we entered into unsecured notes payable totaling $195,000 with Visionary. Ronald Zamber, a director and major stockholder of the Company, is the sole member of Visionary. These notes bear interest at a fixed rate of 10% and mature on December 31, 2010.  The unpaid balance of unsecured notes payable was $355,000 as of December 31, 2009.

During 2009, we entered into unsecured notes payable totaling $195,000 with Visionary. Ronald Zamber, a director and major stockholder of the Company, is the sole member of Visionary. These notes bear interest at a fixed rate of 10% and mature on December 31, 2010.  The unpaid balance of unsecured notes payable was $355,000 as of December 31, 2009.

Director Independence

We are quoted on the OTC Markets. While the OTC Markets does not maintain director independence standards, we are taking the necessary steps to qualify as having independent directors under the guidelines of FINRA.

Item 14. Principal Accounting Fees and Services

Audit Fees

We did not file when due our Annual Report on Form 10-K for the fiscal years ended December 31, 2010 and 2009, or Quarterly Reports on Forms 10-Q for the interim 2010 and 2009 periods. Accordingly, the aggregate fees billed for the fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $0.

Audit - Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the review of the financial statements included in our Forms 10-Q for the quarterly periods applicable to these years were included in the audit fees above.

Tax Fees

For the fiscal years ended December 31, 2010 and 2009 our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the years ended December 31, 2010 and 2009, 100% were approved by the entire board of directors.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) and (2)   Financial Statements and Schedules

a)(3)         Exhibits

Refer to (b) below.

(b)	Exhibits

3.1	Articles of Incorporation of All Things, Inc., filed on January 7, 1982 incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.2
Certificate of Amendment of Articles of Incorporation, filed on January 7, 1982 incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.3
Certificate of Amendment of Articles of Incorporation, filed on March 21, 1985 incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.4
Certificate of Amendment of Articles of Incorporation, filed on November 1, 1995 incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.5
Certificate of Amendment of Articles of Incorporation, filed on April 28, 2003 incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.6	Certificate of Amendment of Articles of Incorporation, filed on May 3, 2006 incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.7	Certificate of Amendment of Articles of Incorporation, filed on May 10, 2006 incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.8
Certificate of Amendment of Articles of Incorporation, filed on August 22, 2006 incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.9
Certificate of Amendment of Articles of Incorporation, filed on October 3, 2008 incorporated by reference to Exhibit 3.9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.10	Bylaws of Victory Energy Corporation incorporated by reference to Exhibit 3.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.1	Unsecured Promissory Notes (Zamber) incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.2	The Victory Energy Corporation/James Capital Energy, LLC, Joint Venture Partnership Agreement by and between Victory Energy Corporation, James Capital Energy, LLC and James Capital Consulting dated December 31, 2009 incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.3	First Amendment to The Victory Energy Corporation/James Capital Energy, LLC, Joint Venture Partnership Agreement, changing the name of the Partnership to “Aurora Energy Partners, A Texas General Partnership, dated March 31, 2010

10.4	Separation Agreement by and between Victory Energy Corporation and Jon Fullenkamp dated May 15, 2009 incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.5	Settlement Agreement and Mutual General Release by and between Jon Fullenkamp and Xploration, on the one hand; and Victory Energy Corporation, James Capital Energy, LLC, James Capital Consulting, LLC, James Capital, LLC, Aurora Energy Partners, Zamber Energy Investments, LLC, International Vision Quest, Miranda & Associates, Ronald Zamber, Robert Miranda, Richard May, and Tom Konz, on the other hand, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.6	Consulting Services Agreement by and between Victory Energy Corporation and Miranda & Associates, A Professional Accountancy Corporation dated November 16, 2008 incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.7	Consulting Services Agreement by and between the Victory Energy Corporation and Miranda & Associates, A Professional Accountancy Corporation, dated August 1, 2009 incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.8	Option Agreement by and among Victory Energy Corporation, Santiago Resources, LP, 1519 Partners, LP, Via Fortuna Minerals, LLC, Wesley G. Ritchie, and Barrier Island Minerals, LLC dated December 20, 2010.incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on January 4, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda

32	Section 1350 Certification of Robert Miranda

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

Date: May 16, 2011	By:	/s/ Ronald W. Zamber
Ronald W. Zamber
Director

Date: May 16, 2011	By:	/s/ Robert Grenley
Robert Grenley
Director

Date: May 16, 2011	By:	/s/ David B. McCall
David B. McCall
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Victory Energy Corporation
Newport Beach, California

We have audited the accompanying balance sheets of Victory Energy Corporation (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WilsonMorgan LLP

Irvine, California
May 16, 2011

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$111,572	$22,076
Accounts receivable, net	74,828	100,319
Prepaid expenses	24,898	46,818
Total current assets	211,298	169,213

FIXED ASSETS
Furniture and equipment	2,294	2,294
Accumulated depreciation	(2,294)	(2,294)
Total furniture and equipment	-	-

Option to acquire leases and mineral interest	25,000	-
Oil and natural gas properties	1,466,813	1,660,533
Accumulated depletion	(953,084)	(853,152)
Oil and natural gas properties, net	538,729	807,381

OTHER ASSETS
Funds held by court	13,006	13,006

TOTAL ASSETS	$763,033	$989,600

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$342,285	$240,310
Accrued liabilities	74,088	61,331
Accrued interest	10,501	27,148
Line of credit - bank	68,667	85,444
Notes payable - related parties	50,000	355,000
Liability for unauthorized preferred stock issued	85,654	85,654
Amounts due former officer	-	404,623
Total Current Liabilities	631,195	1,259,510

OTHER LIABILITIES
Senior convertible debenture, net of debt discount	127,338	-
Deferred tax liability	238,000	-
Asset retirement obligation	27,282	34,977
TOTAL LIABILITIES	1,023,815	1,294,487

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 490,000,000 shares
authorized, 136,719,608 and 136,719,608
issued and outstanding, respectively	136,720	136,720
Additional paid in capital	31,740,090	31,263,272
Accumulated Deficit	(32,137,592)	(31,704,879)
TOTAL STOCKHOLDERS' DEFICIT	(260,782)	(304,887)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$763,033	$989,600

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

REVENUES	$491,558	$512,607

COSTS AND EXPENSES
Costs of production	202,750	196,520
General and administrative expense	788,140	935,983
Depletion and accretion	102,484	291,867
Malfeasance losses	-	280,647
Impairment of oil and natural gas properties	183,473	342,366
Gain on settlement with former officer	(404,623)	(1,199,748)
Total costs and expenses	872,224	847,635

LOSS FROM OPERATIONS	(380,666)	(335,028)

OTHER EXPENSE
Interest expense	52,047	50,111
Total other expense	52,047	50,111

NET LOSS	$(432,713)	$(385,139)

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$(0.00)	$(0.00)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	December 31,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(432,713)	$(385,139)
Adjustment to reconcile net loss from operations to net cash used in operating activities
Depletion and amortization	100,743	290,344
Amortization of debt discount	-	8,997
Accretion of asset retirement obligation	2,552	1,523
Impairment of oil and natural gas properties	183,473	342,366
Warrants for services	14,070	27,791
Gain on settlement with former officer	(404,623)	(1,199,748)
Change in working capital
Accounts receivable	25,491	(100,319)
Funds held by court	-	(7,342)
Prepaid expense	21,920	(39,568)
Accounts payable	101,975	202,053
Accrued liabilities	51,385	88,369
Asset retirement obligations	-	13,334
Net cash used in operating activities	(335,727)	(757,339)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of option	(25,000)	-
Drilled wells	-	(9,715)
Purchase of wells	-	(398,619)
Net cash used in investing activities	(25,000)	(408,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank line of credit net repayments	(16,777)	(8,909)
Proceeds from notes payable to related parties	192,000	325,000
Proceeds from former officer	-	19,838
Proceeds from unauthorized preferred stock issued	-	53,499
Payments on notes payable to related parties	-	(353,673)
Payments to former officer	-	(61,004)
Sale of senior convertible debentures	275,000	-
Aurora capital contributions	-	1,371,674
Aurora capital distributions	-	(324,865)
Net cash provided by financing activities	450,223	1,021,560

Net change in cash and cash equivalents	89,496	(144,113)

Beginning cash and cash equivalents	22,076	166,189

Ending cash and cash equivalents	$111,572	$22,076

Supplemental schedule of non-cash investing and financing activities:
Deferred tax liability	$238,000	$-
Notes payable and accrued interest
exchanged for senior convertible debentures -
related party	$552,275	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

VICTORY ENERGY CORPORATION AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock $0.001 Par		Additional Paid In	Accumulated	Total Equity
Description	Number	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2008	136,719,608	$136,720	$30,188,672	$(31,319,740)	$(994,348)

Warrants in exchange for services	-	-	27,792	-	27,792
Aurora capital contributions	-	-	1,371,673	-	1,371,673
Aurora capital distributions	-	-	(324,865)	-	(324,865)
Net loss for year	-	-		(385,139)	(385,139)
Balance, December 31, 2009	136,719,608	$136,720	$31,263,272	$(31,704,879)	$(304,887)

Financing discount on debentures sold, net	-	-	98,046	-	98,046
Financing discount on debentures exchanged, net	-	-	364,702	-	364,702
Warrants in exchange for services	-	-	14,070	-	14,070
Net loss for year	-	-	-	(432,713)	(432,713)
Balance, December 31, 2010	136,719,608	$136,720	$31,740,090	$(32,137,592)	$(260,782)

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

Going Concern

As presented in the consolidated financial statements, the Company has incurred a net loss of $432,713 during the twelve months ended December 31, 2010, and losses are expected to continue in the near term. Current liabilities exceeded current assets by $419,897 and the accumulated deficit is $32,137,592 at December 31, 2010.  Amounts outstanding and payable to creditors are in arrears and the Company is in negotiations with certain creditors to obtain extensions and settlements of outstanding amounts. The Company is currently in default on one of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist of proved and unproved reserves, some of which  may be non-producing, before significant positive operating cash flows will be achieved.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other assets, fixed assets, accounts payable, accrued liabilities and short-term debt.  The estimated fair value of cash, accounts receivable, other assets, accounts payable, deferred revenue and accrued liabilities approximated their carrying amounts due to the short-term nature of these instruments.  The carrying value of short-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks.  None of these instruments are held for trading purposes.

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

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

·	Level one – Quoted market prices in active markets for identical assets or liabilities;

·	Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

·	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of December 31, 2010 and 2009, and for the twelve months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of December 31, 2010 and 2009 were as follows:

As of December 31, 2010 and for the year then ended:

Description	Level 1		Level 2	Level 3	Total Realized (Loss) Due to Valuation	Total Unrealized (Loss)
Proved Properties (net)		$—	$—	$538,729	$(183,473)	$—
Totals	$		$—	$538,729	$(183,473)	$—

As of December 31, 2009 and for the year then ended:

Description	Level 1		Level 2	Level 3	Total Realized (Loss) Due to Valuation	Total Unrealized (Loss)
Proved Properties (net)		$—	$—	$807,381	$(342,366)	$—
Totals	$		$—	$807,381	$(342,366)	$—

The Company valued the Proved Properties at their fair value in accordance with the applicable Financial Accounting Standards Board (“FASB”) standard due to the impairment indicators prevalent as of December 31, 2010 and 2009. The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. Impairment expense was recorded at both year ends at the amount the carrying value of the assets exceeded their estimated fair values as of December 31, 2010 and 2009.

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

Concentrations

There is a ready market for the sale of crude oil and natural gas. During 2010 and 2009, each of our fields sold all of its oil production to one purchaser for each field and all of its natural gas production to one purchaser for each field. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results

Accounting estimates

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

The Company recorded $183,473 and $342,366 respectively for 2010 and 2009 upon determining that the Crockett County gas project required impairment.

Asset retirement obligation

In accordance with the applicable ASC, the Company recognizes  the fair value of the liability for asset retirement costs in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated. The present value of the estimated future asset retirement obligation (“ARO”), as of the date of acquisition or the date at which a successful well is drilled, is capitalized as part of the costs of proved oil and natural gas properties and recorded as a liability. The asset retirement costs are depleted over the production life of the oil and natural gas property on a unit-of-production basis.

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

The following table is a reconciliation of the ARO liability for continuing operations for the twelve months ended December 31 2010 and 2009.

	Years Ended December 31,
	2010	2009
Asset retirement obligation at beginning of period	$34,977	$20,120
Liabilities incurred	-	628
Revisions to previous estimates	(10,247)	12,706
Accretion expense	2,552	1,523
Asset retirement obligation at end of period	$27,282	$34,977

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

The Company recognized stock-based compensation expense from warrants granted to directors for the twelve months ended December 31, 2010 and 2009 were $14,070 and $27,791, respectively.

Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations during the twelve months ended December 31, 2010 and 2009,   basic and diluted net loss per share are the same as all potentially dilutive common stock equivalents are anti-dilutive. The Company excluded 14,237,226 and 10,362,226, warrants, respectively, from the calculation for the years ended December 31, 2010 and 2009, as the exercise prices were in excess of the average closing price of the Company’s common stock for those periods.

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following at December 31:

	December 31,
	2010	2009
Option to acquire oil and mineral lease	$25,000	$—
Proved property – purchased wells	3,015,322	3,022,153
Proved property – drilled wells	1,753,026	1,756,442
Total oil and natural gas properties, cost	4,793,348	4,778,595
Less: accumulated depreciation , depletion and impairment	(4,254,619)	(3,971,214)
Oil and natural gas properties, net	$538,729	$807,381

Depletion expense for the years ended December 31, 2010 and 2009 was $99,932 and 290,344, respectively. During the years ended December 31, 2010 and 2009, the Company recorded impairment losses of $183,472 and $342,366 respectively.

Note 4 –Loans payable to related parties

Loans payable to related parties as of December 31, 2010 and 2009 were as follows.

	December 31,
	2010	2009
Loan payable to former CEO and shareholder	$—	$404,623
Total loans payable to related parties	$—	$404,623

The loans payable are due on demand and do not bear interest.

On March 24, 2011 the former CEO and shareholder waived his claim to this loan payable as part of a comprehensive settlement agreement with the Company (see Note 7).  The Company realized a gain on settlement of $404,623 in 2010 as a result of the cancellation of this debt.

Note 5 – Unsecured notes payable to related parties

Unsecured notes payable to related parties as of December 31, 2010 and 2009 were as follows.

	December 31,
	2010	2009
Notes payable to a shareholder and director, unsecured, 10% interest payable at maturity, due on December 31, 2010	$—	$305,000
Note payable to an affiliate of a shareholder and director, unsecured, 10% interest payable at maturity, due on December 31, 2010	50,000	50,000
Total notes payable to related parties	$50,000	$355,000

The notes payable to a shareholder and director matured on December 31, 2010. These notes plus additional notes for $167,000 for cash received in 2010 and for cash advanced to purchase of the Padre Island, Texas option along with accrued interest of $55,275, were converted  into a Senior Secured Convertible Debenture on December 31, 2010.  See Notes 8 and 14.

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

During the year ended December 31, 2010, the Company defaulted on its monthly loan payments to Wells Fargo Bank and the loan was referred to the Bank’s workout department. The Company has negotiated an informal repayment program with the Bank’s workout department whereby the Bank will not institute collection actions provided the Company continues to make monthly principal payments of $2,200 to the Bank. As of December 31, 2010, the Company was current on the terms of this line of credit.

	December 31,
	2010	2009
Line of credit payable to Wells Fargo Bank, 10% interest payable at maturity, due on October 13, 2013	$68,667	$85,444

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

On March 24, 2011 the Company, James Capital Energy, LLC and other related parties entered into a comprehensive Settlement Agreement with Jon Fullenkamp.  Under the Settlement Agreement, Victory agreed to i) dismiss Jon Fullenkamp from the Texas lawsuit with prejudice, ii) provide him with a general release from all acts related thereto, and iii) pay him $30,000 over 70 days.  In turn, Jon Fullenkamp agreed to i) dismiss with prejudice the lawsuit he filed against the Company and others in California; ii) transfer to Victory 2,000,000 shares of Victory preferred stock; iii) transfer to Victory 400,000 warrants for Victory common stock; iv) transfer to James Capital Energy, LLC 16,144,563 shares of Victory common stock; v) voluntarily appear for his deposition to discuss events that occurred at the Adams-Baggett Ranch; vi) waive the claim he had to the $430,000 severance payment under the May 15, 2009 Separation Agreement; and vii) provide Victory James Capital Energy, LLC and other related parties with a general release

NOTE 8 – Senior Secured Convertible Debentures

Between October 15, 2010, and April 22, 2011, the Company entered into agreements with 33 accredited investors for the cash sale by the Company of an aggregate of $1,535,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 307,000,000 shares of the Company’s common stock at a conversion price of $0.005 per share of common stock, subject to adjustment.  The maturity date of the Debentures is September 30, 2013, but may be extended at the sole discretion of the Company to December 31, 2013.  The Debentures are immediately convertible by the holder into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.  The Company has the right to force conversion of the Debenture if, among other things, the closing sales price of the Company’s common stock is equal to or exceeds $0.025 for twenty (20) consecutive trading days.  In connection with this offering, the Company also issued five (5) year warrants to purchase an aggregate of 1,535,000 shares of the Company’s common stock at an exercise price of $0.005 per share, subject to adjustment, to the investors.   The cash proceeds of $1,535,000 were allocated to working capital.  The Debentures are secured under the terms of a Security Agreement by a security interest in all of the Company’s personal property. The relative fair value of the warrants and beneficial conversion features of the debentures were determined at the time of issuance using the methodology prescribed by current accounting guidance.

Between October 15, 2010 and December 31, 2010, the Company issued debentures for cash of $275,000. The Company determined the initial fair value of the beneficial conversion feature was approximately $1,887. The Company also determined that the relative fair value of the warrants upon issuance was $146,586 which was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, a stock volatility ranging from 619.3% to 671.5% , a risk free interest rate ranging from 1.2% to 2.1%, and no expected dividend yield. The initial fair value of the warrants of $1,887 and the beneficial conversion feature of $146,586 were recorded by the Company as a financing discount of $148,473, which the Company is amortizing to interest expense over the life of the notes.

On December 31, 2010, the Company exchanged notes payable of $497,000 and accrued interest of $55,275 both due to a related party for $552,275 of the Company’s 10% Senior Secured  Convertible Debenture in (1).  No warrants were issued in the transaction.  The Company determined that the fair value of the beneficial conversion feature on the date of exchange was equal to the face value of the debenture of $552,275 in this exchange and was recorded as a financing discount which the Company is amortizing to interest expense over the life of the notes.

Senior secured convertible debentures consists of the following at December 31, 2010:

2010
Convertible debenture, interest at 10% per annum payable quarterly, due September 30, 2013 with separable warrants (1)	$275,000
Convertible debenture, interest at 10% per annum payable quarterly, due September 30, 2013 issued in exchange for notes payable and accrued interest to related party (2)	552,275
Subtotal	827,275
Debt discount	(699,937)
Net book value	$127,338

Amortization of debt discount totaled $811 for the year ended December 31, 2010.

Note 9 – Liability for Unauthorized Preferred Stock Issued

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

The preferred stock liability as of the December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
Liability for unauthorized preferred stock	$85,654	$85,654

Note 10 – Income Taxes

As a result of net operating losses and the inability to record a benefit for its deferred income tax assets, the Company has no income tax provision for the years ended December 31, 2010 and 2009.

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

At December 31, 2010 and 2009, the Company had available Federal and state net operating loss and capital loss carry forwards to reduce future taxable income. The net operating loss carryovers available were approximately $2,896,000 and $2,373,000 for federal and for state purposes, respectively. The Federal net operating loss carry forward begins to expire in 2025. Capital loss carryovers may only be used to offset capital gains.  The capital loss carryover available was $50,900 for each of those years and expired in 2010.

Given the Company’s history of net operating losses, management has determined that it is more-likely-than-not the Company will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.  For the years ended December 31, 2010 and 2009, the valuation allowance increased/(decreased) by $35,300 and ($120,800) respectively.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2010	2009
Net operating and capital loss carry forwards	$984,600	$824,100
Property	156,100	159,000
Accounts payable and accrued expenses	15,500	70,200
Malfeasance Loss	265,700	265,700
Equity based compensation	4,130,700	4,125,900
AR and prepaid expenses	(3,800)	(8,300)
Valuation discount	(5,472,100)	(5,436,600)
Debt discount	(238,000)	—
Deferred income	(76,700)	—
Net deferred income tax liability	$(238,000)	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31
	2010	2009
Tax benefit at the U.S. statutory income tax	34.0%	34.0%
State income tax net of federal benefit	0.0%	0.0%
Permanent differences	(24.2)%	(59.9)%
Expiration of loss carryovers	(3.2)%	—
Change in valuation allowance	(6.6)%	25.9%
Effective tax rate	0.0%	0.0%

The Company adopted authoritative guidance in accordance with GAAP which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of December 31, 2010 and 2009 the Company does not have a liability for unrecognized tax benefits.

Note 11 – Stockholders’ Equity

For the year ended December 31, 2010

Common stock

No common stock was issued, converted, or retired in 2010.

During 2010, the Company granted 3,875,000 warrants to purchase the Company’s common stock with an exercise price ranging from $0.005 to $.01 per share to the Company’s Board of Directors in connection with the services rendered. These warrants expire in five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $14,070.

For the year ended December 31, 2009

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

During 2009, the Company granted 5,100,000 warrants to purchase the Company’s common stock with an exercise price of $0.01 per share to the Company’s Board of Directors in connection with the services rendered. These warrants expire in five years from the date of grant. The estimated fair value of the warrants was determined using the Black-Scholes option pricing model and totaled $27,792.

Note 12 – Stock Warrants

 At December 31, 2009, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2009	4,713,557	$0.26
Granted	5,648,669	$0.03
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2009	10,362,226	$0.14

At December 31, 2010, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2010	10,362,226	$0.14
Granted	3,875,000	$0.01
Exercised	—	—
Cancelled	(400,000)	$0.01
Balance at December 31, 2010	13,837,226	$0.11

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.01 - $0.25	10,362,226	$0.14	8.64	10,362,226	$0.14
	10,362,226			10,362,226

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.005 - $0.35	13,837,226	$0.11	6.89	13,837,226	$0.11
	13,837,226			13,837,226

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	2010	2009
Risk free rate	1.17%-2.55%	1.67% - 3.85%
Expected life	5 years	5-15 years
Volatility	586.7 – 677.8%	542.7 – 585.4%
Dividend yield	0%	0%

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

At December 31, 2010 and 2009 the aggregate intrinsic value of the warrants outstanding and exercisable was $18,428 and zero, respectively.

Note 13 – Commitments and Contingencies

Leases

Rent expense for the years ended December 31, 2010 and 2009 was $23,095, and $43,500, respectively. The Company is committed for $21,000 through January 31, 2012, on an operating lease for office space in Austin, Texas.

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

Note 14 - Related Party Transactions

During 2010, we entered into unsecured notes payable totaling $302,000 with Visionary Investments, LLC. (“Visionary”)  Ronald Zamber, a director and major stockholder of the Company, is the sole member of Visionary. These notes bear interest at a fixed rate of 10% and mature on December 31, 2010.

On December 31, 2010, the Company entered into a Loan Extension Agreement with Visionary Investments, LLC (“Visionary”) to convert various unsecured promissory notes held by Visionary (the “Notes”) into a 10% Senior Secured Convertible Debenture (the “Debenture”).  The sole member of Visionary is Ronald Zamber, a director and major stockholder of the Company.

The Notes have a total principal amount of $497,000 and have accumulated interest in the amount of $55,275. In consideration of the loan extension, the Notes and all accumulated interest were cancelled and the Company issued the Debenture to Visionary with a total face value of $552,275.  The Debenture bears interest at the rate of 10% per year payable at maturity.  The maturity date of the Debenture is September 30, 2013, but may be extended at the sole discretion of the Company to December 31, 2013.  The Debenture is immediately convertible by the holder into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.  The Company has the right to force conversion of the Debenture if, among other things, the closing sales price of the Company’s common stock is equal to or exceeds $0.025 for twenty (20) consecutive trading days.  The total number of shares of common stock issuable upon conversion of the Debenture is 110,455,000

Note 15 –	Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)

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

Results of operations from oil and natural gas producing activities

The Company’s oil and natural gas properties are located within the United States. The Company currently has no operations in foreign jurisdictions.  Results of operations from oil and natural gas producing activities are summarized below for the years ended December 31:

	Years Ended December 31,
	2010	2009
Revenues	$469,200	$512,607

Costs incurred:
Lease operating, production, and royalties	285,061	196,520
Impairment of oil and natural gas reserves	183,473	342,366
Accretion of asset retirement obligation	2,552	1,523
Depletion, depreciation and amortization	100,743	290,344

Totals, costs incurred	571,829	830,753

Pre-tax income (loss) from producing activities	(102,629)	(318,146)
Results of oil and natural gas producing activities (excluding overhead and interest costs)	$(102,629)	$(318,146)

Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below for the years ended December 31, 2010 and 2009.:

	Years Ended December 31,
	2010	2009
Property acquisition costs:
Proved	$—	$395,000
Unproved	—	—
Exploration costs	—	289,460
Development costs	—	—
Asset retirement obligations	—	13,334
Totals costs incurred	$—	$697,764

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

Proved oil and natural gas reserve quantities at December 31, 2010 and 2009, and the related discounted future net cash flows are based on estimates prepared by independent petroleum engineers. The reserves as of December 31, 2010 were derived from reserve estimates prepared by the independent reserve engineer; James Nicolson. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission. In 2009 the SEC issued guidance requiring oil and gas companies to calculate the value of proved reserves using prices that were calculated as the average price of the first day of the twelve months in the year. This guidance differed from the previous standard of valuing prices according to the end of year prices. The guidance does not require that prior year information be revised for the new method. As a result, this change in methods of pricing should be taken into account while reviewing the comparable information for 2010 and 2009 within this disclosure.

Standardized measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil and natural gas reserves for the years ended December 31, 2010 and 2009 are shown below:

	Years Ended December 31,
	2010	2009
Natural gas:

Proved developed and undeveloped reserves (mcf):
Beginning of year	748,700	824,460
Purchase of natural gas properties in place		59,249
Discoveries and extensions
Revisions	51,971	(28,540)
Production	(90,971)	(106,469)
Proved reserves, at end of year	709,700	748,700

	Years Ended December 31,
	2010	2009
Future cash inflows	$4,314,940	$3,601,210
Future costs:
Production	(431,490)	(360,120)
Development	(1,803,300)	(1,666,490)

Future cash flows	2,080,150	1,574,600
10% annual discount for estimated timing of cash flow	(1,099,070)	(575,480)

Standardized measure of discounted cash flow	$981,080	$999,120

Average product prices for gas respectively for 2010 and 2009 were $6.08/MCF and $4.81/MCF, respectively. In neither year was the Company allowed to value assets attributable to Proved Undeveloped or Probable Reserves because of the SEC guidelines requiring available capital to monetize the projects.

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

Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31 is summarized below:

	December 31,
	2010	2009
Increase (decrease)
Sale of natural gas, net of natural gas operating expenses	$(296,343)	$(316,492)
Purchase of natural gas properties in place	---	52,110
Discoveries, extensions and improved recovery, net of future production and development costs	—
Accretion of discount	144,126	124,897
Net change in sales prices, net of production costs	316,177	(75,135)
Net increase (decrease)	163,960	(214,620)
Standardized measure of discounted future cash flows:
Beginning of the year	817,120	1,031,740
End of the year	$981,080	$817,120

Note 16 – Subsequent Events

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

Investment in Working Interest in Pecos County, Texas Oil and Gas Well Interest

On April 14, 2011, Aurora acquired a working interest in the University 6 #1 oil and gas prospect (“Tunis Creek”).  The company acquired the prospect from well known Midland Texas-based V-F Petroleum Inc., who will also be the operator of the well.  The company acquired a 5 percent working interest (WI) and a 3.75 percent net revenue interest (NRI) and anticipates this well to spud near the end of April.  The Tunis Creek prospect is located twenty-five miles due east of Fort Stockton, Texas in eastern Pecos County, and is surrounded by significant hydrocarbon shows in all three targeted horizons. The prospect has been permitted to test the Wichita, Albany, Wolfcamp and Ellenburger formations.   The operator plans to drill the Tunis Creek prospect to a total depth of 7,500 feet.  The 1,600 acre lease comprises two sections of block 20, University Lands survey.

 Investment in Working Interest in Alwan West Natural Gas Prospect

On April 25, 2011, Aurora acquired a working interest in the Alwan West natural gas prospect.  The Alwan West prospect will be the largest natural gas well drilled by Victory Energy to date. This prospect’s potential reservoir covers an area of 175 acres. It has a reserve potential of 8.75 billion cubic feet (BCF) of natural gas and 43.75 thousand barrels of gas condensate. The reserve potential is based on 50 feet of reservoir sand, one million cubic feet per acre-foot of natural gas and five barrels per million cubic feet of gas condensate. These reserve estimates are for the first Yegua sand only, which is the primary objective, and do not include potential in the secondary objectives. The Alwan West prospect is located in far western Wharton County, Texas, near the Jackson County line.

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

Amendment to Private Placement Memorandum of 10% Senior Secured Convertible Debentures and related Warrants

In May 2011, the holders of 67% of the 10% Senior Secured Convertible Debentures and related warrants agreed to an amendment proposed by the Company of the Private Placement Memorandum, 10% senior secured convertible debentures, and related warrants to remove a condition under which the Company would be required to unilaterally adjust the conversion price of the convertible debenture and the exercise price of the warrants if the Company issued securities at a price below the stated conversion price of $.005 per share. As of December 31, 2010, the company had raised $275,000 of funds from the sale of these private securities to four (4) accredited investors. 100% of these investors agreed to the amendment described herein. The Company also authorized an increase in the total amount to be raised from the Private Placement Memorandum from $750,000 to $2.0 million. The Company also extended the closing of the Private Placement Memorandum from its original closing date of March 31, 2011 to a new closing date of June 30, 2011.