Form 10-Q
period 2011-03-31
VICTORY ENERGY CORP
filed 2011-05-23
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐      No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 20, 2011, there were 136,719,608 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

Part I
Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$187,494	$111,572
Accounts receivable, net	70,567	74,828
Prepaid expenses	22,745	24,898
Total current assets	280,806	211,298

FIXED ASSETS
Furniture and equipment	10,623	2,294
Accumulated depreciation	(2,491)	(2,294)
Total furniture and fixtures	8,132	-

Option to acquire leases and mineral interests	25,000	25,000
Drilling in process costs	205,539	-
Oil and natural gas properties	1,466,813	1,466,813
Accumulated depletion	(965,089)	(953,084)
Oil and natural gas properties, net	732,263	538,729

OTHER ASSETS
Fund held at court	13,006	13,006

TOTAL ASSETS	$1,034,207	$763,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$388,097	$342,285
Accrued liabilities	100,093	74,088
Accrued interest	41,994	10,501
Line of credit - bank	62,067	68,667
Notes payable - related parties	-	50,000
Liability for unauthorized preferred stock issued	85,654	85,654
Total current liabilities	677,905	631,195

OTHER LIABILITIES
Senior convertible debenture, net of debt discount	297,424	127,338
Deferred tax liability	489,550	238,000
Asset retirement obligation	27,282	27,282

TOTAL LIABILITIES	1,492,161	1,023,815

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 490,000,000 shares authorized, 136,719,608 and 136,719,608 issued and outstanding, respectively	136,720	136,720
Additional paid in capital	32,359,395	31,740,090
Accumulated deficit	(32,954,069)	(32,137,592)
TOTAL STOCKHOLDERS' DEFICIT	(457,954)	(260,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,034,207	$763,033

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ending March 31,
	2011	2010

REVENUES	$108,320	$149,371

COSTS AND EXPENSES
Costs of production	69,160	11,882
General and administrative expense	688,428	158,428
Depletion, depreciation, and accretion	12,202	24,983
Gain on settlement with former officer	-	(404,623)
Total expenses	769,790	(209,330)

INCOME (LOSS) FROM OPERATIONS	(661,470)	358,701

OTHER EXPENSE
Interest expense	213,112	8,252
Total other expense	213,112	8,252
INCOME (LOSS) BEFORE TAX BENEFIT	(874,582)	350,449

TAX BENEFIT	58,105	-

NET INCOME (LOSS)	$(816,477)	$350,449

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$(0.01)	$0.00

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(816,477)	$350,449
Adjustment to reconcile net income (loss) from operations to net cash used in operating activities
Depletion and depreciation	12,202	24,983
Amortization of debt discount	170,086	-
Warrants for services	18,960	2,700
Gain on settlement with former officer	-	(404,623)
Tax benefit of debenture discount
Change in working capital
Accounts receivable	4,261	2,731
Prepaid expenses	2,153	10,222
Accounts payable	45,812	(27,818)
Accrued liabilities	57,498	(16,063)
Net cash used in operating activities	(563,610)	(57,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling in progress costs	(205,539)	-
Purchase of furniture and equipment	(8,329)	-
Net cash used in investing activities	(213,868)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank line of credit net repayments	(6,600)	(6,057)
Repayment on note payable to related parties	(50,000)	-
Proceeds from note payable to related parties	-	90,000
Proceeds from issuance of senior secured convertible debentures	910,000	-
Net cash provided by financing activities	853,400	83,943

Net change in cash and cash equivalents	75,922	26,524

Beginning cash and cash equivalents	111,572	22,076

Ending cash and cash equivalents	$187,494	$48,600

Supplemental schedule of non-cash investing and financing activities
Deferred tax liability	$309,655	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$10,274	$-
Income taxes	$-	$-

Victory Energy Corporation and Subsidiary
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Financial Statement Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the accompanying interim consolidated financial statements as of March 31, 2011, for the three-month periods ended March 31, 2011 and 2010, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Victory Energy Corporation and subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on May 16, 2011.

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

Going Concern

As presented in the consolidated financial statements, we had a net loss of $816,477 for the three months ended March 31, 2011.  For the most part, this loss is due to the one-time legal, audit, and accountings charges for the preparation and filing of the 2007, 2008, 2009 and 2010 audited financial statements with the SEC, the legal costs incurred in the final settlement with the former officer of the Company, as well as the non-cash charges associated with the sale of the Company’s 10% Senior Secured Convertible Debentures. Losses are expected to continue in the near term. Current liabilities exceeded current assets by $397,099 and the accumulated deficit is $32,954,069 at March 31, 2011.   The Company is currently in default on one of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties before significant positive operating cash flows will be achieved.

Management plans to alleviate these conditions by pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements. Without outside investment from the sale of equity securities, debt financing or partnering with other oil and natural gas companies, operating activities and overhead expenses will be reduced to a pace that available operating cash flows will support.

The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company and Aurora Energy Partners, A Texas General Partnership. The Company holds a 15% equity interest in Aurora Energy Partners. Since the Company serves as managing partner and is responsible for managing all business operations of the partnership, the financial statements of Aurora have been consolidated with the Company. All significant intercompany transactions have been eliminated. The consolidated financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of March 31, 2011 and for the three months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of March 31, 2011 were as follows:

Description	Level 1	Level 2	Level 3	Total Realized (Loss) due to valuation		Total Unrealized (Loss)
Proved Properties (net)	$—	$—	$501,724	$	---	$—
Totals	$—	$—	$501,724		$--	$—

The Company valued the Proved Properties at their fair value in accordance with the applicable Financial Accounting Standards Board (“FASB”) standard due to the impairment indicators prevalent as of March 31, 2011.  The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. No impairment expense was recorded as of March 31, 2011.

Concentrations

There is a ready market for the sale of crude oil and natural gas. During the three months ended March 31, 2011, each of our fields sold all of its oil production to one purchaser for each field and all of its natural gas production to one purchaser for each field. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results

Accounting estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates.

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

Long-lived assets and intangible assets

The Company accounts for intangible assets in accordance with the applicable Accounting Standards Codification (“ASC”).   Intangible assets that have defined lives are subject to amortization over the useful life of the assets. Intangible assets held having no contractual factors or other factors limiting the useful life of the asset are not subject to amortization but are reviewed at least annually for impairment or when indicators suggest that impairment may be needed.  Intangible assets are subject to impairment review at least annually or when there is an indication that an asset has been impaired. While there are prospects for possible capital funding (either debt or equity), much is left to the market and outside instability.  As such, at this time, management cannot anticipate with a comfortable degree of certainty if the appropriate amount of funding will be achieved and any funding will be diverted fully to its exploration and production activities.  For unproved property costs, management reviews these investments for impairment on a property-by-property basis if a triggering event should occur that may suggest that impairment may be required.

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

The Company recorded no impairment for the three months ended March 31, 2011.

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

The Company recognized stock-based compensation expense from warrants granted to directors for the three months ended March 31, 2011of $18,960.

Earnings per share

 Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. The Company showed positive net income of $350,449 for the three months ended March 31, 2010 which resulted from a one-time gain on a settlement with a former officer of $404,623.  Had the gain not occurred, the Company would have shown a net loss of $54,174 for the three months ended March 31, 2010.  To avoid possible confusion surrounding the effect of the one-time gain, basic and diluted net income and net loss per share are the stated as being the same when the net income is the result of a one-time gain. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are anti-dilutive.

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following as of:

	March 31,	December 31,
	2011	2010

Option on oil and gas property	$25,000	$25,000
Drilling in process costs	205,539	-
Proved property - purchased wells	3,015,322	3,015,322
Proved property - drilled wells	1,753,026	1,753,026
Total oil and natural gas properties, cost	4,998,887	4,793,348
Less: accumulated depletion and impairment	(4,266,624)	(4,254,619)
Oil and natural gas properties, net	$732,263	$538,729

Drilling in process costs for the three months ended March 31, 2011 reflects the acquisition costs and our share of the operating and drilling costs for our respective working interest in a producing well operated by CO Energy and a working interest in the Tunis Creek project operated by V-F Petroleum Inc.   In each case, participation in the operating costs was part of the respective consideration given in the acquisition.

Note 4 –Loans payable to related parties

On March 24, 2011 the former CEO and shareholder waived his claim to his loan payable as part of a comprehensive settlement agreement with the Company (see Note 7).  The Company realized a gain on settlement of $404,623at December 31, 2010 as a result of the cancellation of this debt.

Note 5 – Unsecured notes payable to related parties

Unsecured notes payable to related parties were as follows as of:

	March 31, 2011	December 31, 2010
Note payable to an affiliate of a shareholder and director, unsecured, 10% interest payable at maturity, due on March 31, 2011 (Note (a))	-	50,000
Totals, notes payable to related parties	$-	$50,000

(a) note and accrued interest settled for cash on March 25, 2011.

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

During the three months ended December 31, 2010, the Company defaulted on its monthly loan payments to Wells Fargo Bank and the loan was referred to the Bank’s workout department. The Company has negotiated an informal repayment program with the Bank’s workout department whereby the Bank will not institute collection actions provided the Company continues to make monthly principal payments of $2,200 monthly to the Bank. As of March 31, 2011, the Company was current on the workout terms of this line of credit.
	March 31, 2011	December 31, 2010
Line of credit payable to Wells Fargo Bank, 10% interest payable at maturity, currently in workout phase	$62,067	$68,667

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

The preferred stock liability consisted of the following as of:

	March 31, 2011	December 31, 2010
Liability for unauthorized preferred stock	$85,654	$85,654

Note 9 – Senior Secured Convertible Debentures

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

During the three months ended March 31, 2011, the Company issued $910,000 of these debentures for cash of $910,000. The Company determined the initial fair value of the beneficial conversion feature was approximately $910,000. The Company also determined that the relative fair value of the warrants upon issuance was $15,195 which was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 5 years, a stock volatility ranging from 674.5% to 678.7% , a risk free interest rate ranging from 1.9% to 2.4%, and no expected dividend yield. The initial fair value of the warrants of $15,195 and the beneficial conversion feature of $910,000 were recorded by the Company as a financing discount of $925,195, which the Company is amortizing to interest expense over the life of the notes.

 Senior secured convertible debentures consists of the following as of:

	March 31, 2011	December 31, 2010
Convertible debenture, interest at 10% per annum payable quarterly, due September 30, 2013 with separable warrants	$1,185,000	$275,000
Convertible debenture, interest at 10% per annum payable quarterly, due September 30, 2013 issued in exchange for notes payable and accrued interest to related party	552,275	552,275
Subtotal	1,737,275	827,275
Debt discount	(1,439,851)	(699,937)
Net book value	$297,424	$127,338

Amortization of debt discount totaled $170,086 for the three months ended March 31, 2011.

In May 2011, a majority of the investors in the private placement agreed to an amendment proposed by the Company to remove a condition under which the Company would be required to unilaterally adjust the conversion price of the debentures and the exercise price of the warrants if the Company issued securities at a price below the stated conversion price of $.005 per share.

As the Company did not intend to be unilaterally required to adjust the conversion price of the debentures because the conversion price included in the offering of the debentures is so low, the Company is treating the amendment as a correction to the original offering documents. The error in the private offering documents was identified and consents to the amendment were obtained after March 31, 2011. As such, the transactions were recorded as a Type 1 subsequent event as of March 31, 2011.

Note 10 – Shareholders Equity

During the three months ended March 31, 2011, the following unregistered securities were issued for the purposes noted.

On January 31, 2011, we agreed to issue warrants to purchase a total of 400,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants will be issued by us to the individuals on December 31, 2011.

On February 28, 2011, we agreed to issue warrants to purchase a total of 400,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants will be issued by us to the individuals on December 31, 2011.

On March 31, 2011, we agreed to issue warrants to purchase a total of 400,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants will be issued by us to the individuals on December 31, 2011.

During the three months ended March 31, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $670,000 to 19 individual or investment entities who are non-affiliates of the Company in exchange for $670,000.  The debentures are convertible into shares of common stock at a conversion price of $0.005 per share.

During the three months ended March 31, 2011, we issued warrants to purchase a total of 670,000 shares of common stock to 19 individual or investment entities who are non-affiliates of the Company, at an exercise price of $0.005 as part of the terms of the sale of the debentures.

During the three months ended March 31, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $240,000 to 9 individual or investment entities who are affiliates of the Company in exchange for $240,000.  The debentures are convertible into shares of common stock at a conversion price of $0.005 per share.

During the three months ended March 31, 2011, we issued warrants to purchase a total of 240,000 shares of common stock to a 9 individual or investment entities who are affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures.

Note 11 – Income Taxes

As a result of net operating losses and the inability to record a benefit for its deferred income tax assets, the Company has no income tax provision for the three months ended March 31, 2011 or for the year ended December 31, 2010.

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

At December 31, 2010, the Company had available approximately $2,896,000 in Federal and state net operating loss to reduce future taxable income. The Federal net operating loss carry forward begins to expire in 2025.

Given the Company’s history of net operating losses, management has determined that it is more-likely-than-not the Company will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2010.  Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

Accounting principles generally accepted in the United States requires the recognition of a deferred tax liability for the tax benefit associated with the beneficial conversion feature related to the Company’s 10% Senior Secured Convertible Debentures.  The beneficial conversion value is created whenever the market price of the Company’s stock is less than the conversion price of the debentures. The resulting deferred tax liability is designed to reflect the potential tax credit associated with the difference between the basis of the debentures for accounting purposes and the basis of the debentures for tax purposes. During the three months ended March 31, 2011, the Company recognized a benefit of $58,105 as a result of this difference.

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

General Overview

We are an independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties through our partnership with Aurora Energy Partners.  We are geographically focused on the onshore United States. Our operational focus is the acquisition, through the most cost effective means possible, of production or near production oil and natural gas field assets. Our areas of operation include Crockett County and South Padre Island, Texas.

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

Going Concern

As presented in the consolidated financial statements, we had a net loss of $816,477for the three months ended March 31, 2011.  For the most part, this loss is due to the one-time legal, audit, and accountings charges for the preparation and filing of the 2007, 2008, and 2009 audited financial statements with the SEC, the legal costs incurred in the final settlement with the former officer of the Company, as well as the non-cash charges associated with the sale of the Company’s 10% Senior Secured Convertible Debentures. Losses are expected to continue in the near term. Current liabilities exceeded current assets by $397,099 and the accumulated deficit is $32,954,069 at March 31, 2011.    The Company is currently in default on one of its debt obligations and the Company has no future borrowings or funding sources available under existing financing arrangements. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties before significant positive operating cash flows will be achieved.

Management plans to alleviate these conditions by pursuing business partnering arrangements for the acquisition and development of its properties as well as debt and equity funding through private placements. Without outside investment from the sale of equity securities, debt financing or partnering with other oil and natural gas companies, operating activities and overhead expenses will be reduced to a pace that available operating cash flows will support.

The accompanying consolidated financial statements are prepared as if we will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if we were unable to continue as a going concern.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Our revenue, operating expenses, and net loss from operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 were as follows:

				Percentage
	Three Months Ended March 31,			Change
	2011	2010	Change	Inc (Dec)

REVENUES	$108,320	$149,371	$(41,051)	(27.5%)

COSTS AND EXPENSES
Costs of production	69,160	11,882	57,278	482.1%
General and administrative expense	688,428	158,428	530,000	334.5%
Depletion, accretion, and depreciation	12,202	24,983	(12,781)	(51.2%)
Gain on settlement with former officer	-	(404,623)	404,623	n/m
Total expenses	769,790	(209,330)	979,120	(467.7%)

INCOME (LOSS) FROM OPERATIONS	(661,470)	358,701	(1,020,171)	(284.4%)

OTHER EXPENSE
Interest expense	213,112	8,252	204,860	2482.5%
Total other expense	213,112	8,252

NET INCOME (LOSS) BEFORE TAX BENEFIT	(874,582)	350,449

TAX BENEFIT	58,105	-

NET INCOME (LOSS)	$(816,477)	$350,449	$(1,166,926)	(333.0%)

Weighted average shares, basic and diluted	136,719,608	136,719,608
Net loss per share, basic and diluted	$(0.01)	$0.00

Revenues: All of our revenue was derived from the sale of natural gas.  Our revenues decreased $41,051 or 27.5% to $108,320 for the three months ended March 31, 2011 from $149,371 for the three months ended March 31, 2010.  The decrease reflects both a decline in volume of gas sold to 16,591 MCF (thousand cubic feet) in the three months ended March 31, 2011 compared to 21,406 MCF for the three months ended March 31, 2010 and the decrease in the average natural gas price received of $6.53 per MCF for the three months ended March 31, 2011 compared to $7.16 for the three months ended March 31, 2010. The decline in gas production is attributable to the normal productivity decline that occurs with these types of wells over time.

Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses increased $57,278 or 482% to $69,160 for the three months ended March 31, 2011 from $11,882 for the three months ended March 31, 2010.  This increase is due to additional operating expenses and other one-time charges associated with on-going well production.

General and Administrative Expense:  General and administrative expenses increased 530,000 or 335% to $688,428 for the three months ended March 31, 2011 from $158,428 for the three months ended March 31, 2010.   The increase reflects a number of one-time charges including accounting, auditing, and legal expenses to bring the Company current on its SEC filings, the final settlement with the former officer of the Company, and the increase in salaries and expenses associated with the start up of the Austin office.

Depletion and Accretion:  Depletion, accretion, and depreciation declined $12,781 or 51.2% to $12,202 for the three months ended March 31, 2011 from $24,983 for the three months ended March 31, 2010.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2010.

Gain on Settlement: On March 24, 2011, we entered into a comprehensive Settlement Agreement with Jon Fullenkamp in which Fullenkamp gave up his claim to several amounts reported by us as owing to him.  The elimination of the claims were made to the financial statements in 2010 and reported in the both the 2010 Annual Report on Form 10-K and the 2010 Quarterly Reports on Forms 10-Q which had not been filed at the time of the settlement.

Interest Expense: Interest expense increased $204,860 or 2,483% to $213,112 for the three months ended March 31, 2011 from $8,252 for the three months ended March 31, 2010. Of this amount, $170,086 represents the amortization of the non-cash debt discount associated with the sale of the 10% Senior Secured Debentures and $43,026 represents the actual interest expense due on the 10% Senior Secured Convertible Debentures.

Income Taxes: There is no provision for income tax recorded for either the three months ended March 31, 2011 or for the three months ended March 31, 2010 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $5,472,000 at December 31, 2010. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

The Company recognized a tax benefit of $58,105 due to the timing difference in tax effect between the accounting and tax basis of the Company’s 10% Senior Secured Convertible Debenture.

Net Income:  We had a net loss of $816,477 for the three months ended March 31, 2011.   For the three months ended March 31, 2010, we had net income of $350,449 due primarily to the one-time gain of $404,623 on the settlement with our former executive officer.  Without the one-time gain we would have incurred a net loss of $54,174 during the three months ended March 31, 2010.  This net income should be viewed in light of the cash flow from operations discussed below.

During the three months ended March 31, 2011, as with the three months ended March 31, 2010, we did not generate positive cash flow from normal operations.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

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

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2011 as compared to March 31, 2010, are as follows:
	March 31,
	2011	2010
Cash	$187,494	$48,600
Total current assets	280,806	182,784
Total assets	1,034,207	978,188
Total current liabilities	677,905	894,949
Total liabilities	1,492,161	929,926

At March 31, 2011, we had a working capital deficit of $397,099 compared to a working capital deficit of $712,165 at March 31, 2010. Current liabilities decreased to $677,905 at March 31, 2011 from $894,949 at March 31, 2010 primarily due to the conversion of short term notes payable and accrued interest due a related party to a 10% Senior Debenture.

Net cash used by operating activities for the three months ended March 31, 2011 totaled $563,610 after the cash used in the net loss of $816,477 was decreased by $143,143 in non-cash charges and increased by $109,724 in net increases in the working capital accounts. This compares to cash used by operating activities for the three months ended March 31, 2010 was $57,419 after the net income for the period of $350,449 was reduced by $376,940 in non cash gains and offset by $30,928 in changes to the working capital accounts.

Net cash used in investing activities for the three months ended March 31, 2011 was $213,868 of which $205,539 was used for drilling costs related to the new working interest acquired during the period and $8,329 was used in the purchase of furniture and equipment for the Austin office. There was no cash used in investing activities for the three months ended March 31, 2010.

Net cash provided by financing activities for the three months ended March 31, 2011 totaled $853,400 of which $910,000 came from sale of the 10% Senior Secured Convertible Debentures. Notes payable to a related party was paid off for $50,000 and the bank line of credit was paid down by $6,600.   This compares to $83,943 in cash used in financing activities for the three month period ended March 31, 2010 of which $90,000 came from notes payable to a related party and $6,057 was used to pay down the bank line of credit.

Item 3. Qualitative and Quantitative Discussions About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include market risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on May 16, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because for the significant part of the year (a) we did not have adequate controls over our control environment, (b) our accounting processes lacked appropriate segregation of responsibilities necessary for an effective system of internal control, and (c) we were unable to complete the financial statements for the quarterly reporting periods in 2010 and for the year ended December 31, 2010, in a timely manner to enable us to file the Quarterly Reports on Forms 10-Q and the Annual Report on Form 10-K by the respective due dates. We believe that our lack of segregation of duties and inadequate controls over the control environment constitute material weaknesses in our internal control.

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

During February, 2011, we engaged a corporate accountant who has significant SEC financial reporting and accounting experience. This individual assisted with the accounting update for the year ended December 31, 2010, including preparation of the delinquent Quarterly Reports on Forms 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010.  This individual also is assisting in preparing this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

Changes in Internal Controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The current legal action is detailed in Item 3 of the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on May 16, 2011. There were no material developments since the time of that filing.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on May 16, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the following unregistered securities were issued for the purposes noted.

On January 31, 2011, we agreed to issue warrants to purchase a total of 400,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants will be issued by us to the individuals on December 31, 2011.

On February 28, 2011, we agreed to issue warrants to purchase a total of 400,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants will be issued by us to the individuals on December 31, 2011.

On March 31, 2011, we agreed to issue warrants to purchase a total of 400,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants will be issued by us to the individuals on December 31, 2011.

During the three months ended March 31, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $670,000 to 19 individual or investment entities who are non-affiliates of the Company in exchange for $670,000.  The debentures are convertible into shares of common stock at a conversion price of $0.005 per share.

During the three months ended March 31, 2011, we issued warrants to purchase a total of 670,000 shares of common stock to 19 individual or investment entities who are non-affiliates of the Company, at an exercise price of $0.005 as part of the terms of the sale of the debentures.

During the three months ended March 31, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $240,000 to 9 individual or investment entities who are affiliates of the Company in exchange for $240,000.  The debentures are convertible into shares of common stock at a conversion price of $0.005 per share.

During the three months ended March 31, 2011, we issued warrants to purchase a total of 240,000 shares of common stock to a 9 individual or investment entities who are affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures.

Unless otherwise indicated, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act. We believe that each investor had adequate access to information about us through the investor’s relationship with us.

Item 3.  Default Upon Senior Securities

None

Item 4.  Removed and Reserved

None

Item 5. Other Information

Appointment of Officers; Compensatory Agreements of Officers

As previously disclosed in a Current Report on Form 8-K filed with the SEC on January 14, 2011, Kenneth Hill was appointed as our Vice President and Chief Operating Officer effective January 7, 2011.  Contemporaneously with Mr. Hill’s appointment, we entered into an Employment Agreement with Mr. Hill.  The term of the agreement began on January 10, 2011, and will end upon notice by either party.  Mr. Hill will receive a base annual salary of $180,000 per year and he will participate in the employee benefit plans made available to our executive officers generally.  A copy of the Employment Agreement is attached hereto and is incorporated by reference.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on January 14, 2011,Stanley Lindsey was appointed as our Vice President of Exploration and Development effective January 7, 2011. Contemporaneously with Mr. Lindsey’s appointment, we entered into an Employment Agreement with Mr. Lindsey.  The term of the agreement began on January 10, 2011, and will end upon notice by either party.  Mr. Lindsey will receive a base annual salary of $180,000 per year and he will participate in the employee benefit plans made available to our executive officers generally. A copy of the Employment Agreement is attached hereto and is incorporated by reference.

Jones County, Texas Oil Well Interest

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010,Aurora acquired a two and a half percent (2.5%) working interest in the Young No. 1 well located in Jones County, Texas on February 28, 2011. This “Glen Thomas” wildcat well was completed and tested January 14, 2011. The well is now on production at a rate of 300 BOPD and 100 MCF of natural gas per day. Interest assignment of this production is effective February 1, 2011, with Aurora expecting revenue during the second quarter of 2011.. The agreement also includes a working interest of no less than 1.5 percent in a sixty-four (64) square mile (40,966 acres) 3-D seismic imaging supported development area. The well operator, C.O. Energy, envisions drilling one to two wells per month until the targeted area is fully developed. Aurora maintains a thirty (30)-day first right of refusal to participate in each development well.

Amendment to Private Placement of 10% Senior Secured Convertible Debentures and related Warrants

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in the Current Report on Form 8-K filed with the SEC on February 1, 2011, the Company is selling 75 Units of investment in the Company in a private placement to accredited investors.  Each Unit is comprised of (i) a $10,000 principal amount 10% Senior Secured Convertible Debenture, and (ii) a five-year warrant to purchase 10,000 shares of common stock at an exercise price of $0.005 per share. In May 2011, a majority of the investors in the private placement agreed to an amendment proposed by the Company to remove a condition under which the Company would be required to unilaterally adjust the conversion price of the debentures and the exercise price of the warrants if the Company issued securities at a price below the stated conversion price of $.005 per share.

As the Company did not intend to be unilaterally required to adjust the conversion price of the debentures because the conversion price included in the offering of the debentures is so low the Company is treating the amendment as a correction to the original offering documents.  The error in the private offering documents was identified and consents to the amendment were obtained after March 31, 2011. As such, the transactions were recorded as a Type 1 subsequent event as of March 31, 2011.

The Company has also authorized an increase in the total amount to be raised in the private placement from $750,000 to $2.0 million. Additionally, the Company extended the closing of the private placement from its original closing date of March 31, 2011 to June 30, 2011.

Item 6. Exhibits

10.1	Employment Agreement by and between Victory Energy Corporation and Kenneth Hill dated January 10, 2011

10.2	Employment Agreement by and between Victory Energy Corporation and Stanley Lindsey dated January 10, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda

32	Section 1350 Certification of Robert Miranda

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2011	VICTORY ENERGY CORPORATION

	By:	/s/ Robert J. Miranda
Robert J. Miranda
Chief Executive Officer, Chief Financial Officer, Chairman, and Director