Form 10-Q
period 2011-06-30
VICTORY ENERGY CORP
filed 2011-08-15
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐       No ☐
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 9, 2011, there were 382,307,294 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

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

Part I
Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$467,712	$111,572
Accounts receivable, net	70,580	74,828
Prepaid expenses	15,074	24,898
Total current assets	553,366	211,298

FIXED ASSETS
Furniture and equipment	10,623	2,294
Accumulated depreciation	(2,491)	(2,294)
Total furniture and fixtures, net	8,132	-

Option to acquire leases and mineral interests	25,000	25,000
Oil and natural gas properties	1,774,980	1,466,813
Accumulated depletion	(983,491)	(953,084)
Oil and natural gas properties, net	816,489	538,729

OTHER ASSETS
Funds held at court	13,006	13,006

TOTAL ASSETS	$1,390,993	$763,033

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$307,397	$342,285
Accrued liabilities	95,695	74,088
Accrued interest	57,036	10,501
Line of credit - bank	62,487	68,667
Notes payable - related parties	-	50,000
Liability for unauthorized preferred stock issued	32,164	85,654
Total current liabilities	554,779	631,195

OTHER LIABILITIES
Senior convertible debenture, net of debt discount	89,264	127,338
Deferred tax liability	482,124	238,000
Asset retirement obligation	27,282	27,282
TOTAL LIABILITIES	1,153,449	1,023,815

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 490,000,000 shares authorized, 382,307,294 and 136,719,608 issued and outstanding respectively	382,308	136,720
Additional paid in capital	33,891,976	31,740,090
Accumulated deficit	(34,036,740)	(32,137,592)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	237,544	(260,782)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,390,993	$763,033

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES	$109,830	$118,928	$218,150	$268,299

COSTS AND EXPENSES
Costs of production	67,031	39,904	136,191	51,786
General and administrative expense	473,693	186,774	1,162,121	345,202
Depletion and accretion	18,402	24,983	30,604	49,966
Gain on settlement with former officer	-	-	-	(404,623)
Total expenses	559,126	251,661	1,328,916	42,331

INCOME (LOSS) FROM OPERATIONS	(449,296)	(132,733)	(1,110,766)	225,968

OTHER EXPENSE
Interest expense	965,303	10,869	1,178,415	19,121
Total other expense	965,303	10,869	1,178,415	19,121

NET INCOME (LOSS) BEFORE TAX BENEFIT	(1,414,599)	(143,602)	(2,289,181)	206,847

TAX BENEFIT	331,927	-	390,032	-

NET INCOME (LOSS)	$(1,082,672)	$(143,602)	$(1,899,149)	$206,847

Weighted average shares, basic and diluted	150,660,143	136,719,608	143,728,385	136,719,608
Net income (loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$0.00

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(1,899,149)	$206,847
Adjustment to reconcile net income (loss) from operations to net cash used in operating activities
Amortization of debt discount and financing warrents	98,171	-
Depletion	30,407	49,966
Depreciation	197	-
Debentures converted to common stock	976,255	-
Gain on settlement with former officer	-	(404,623)
Tax benefit of debenture discount	(390,032)	-
Warrants for services	35,200	6,030
Change in working capital
Accounts receivable	4,248	20,515
Prepaid expense	9,824	23,144
Accounts payable	(34,887)	43,054
Accrued liabilities	106,082	(11,466)
Net cash used in operating activities	(1,063,684)	(66,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilled wells	(308,167)	-
Purchase of wells	(8,329)	-
Net cash used in investing activities	(316,496)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of debentures	1,792,500	-
Bank line of credit - net repayments	(6,180)	(11,705)
Proceeds from notes payable to related parties	-	125,000
Payments on notes payable to related party	(50,000)	-
Net cash provided by financing activities	1,736,320	113,295

Net change in cash and cash equivalents	356,140	46,762

Beginning cash and cash equivalents	111,572	22,076

Ending cash and cash equivalents	$467,712	$68,838

Supplemental schedule of non-cash investing and financing activities:
Preferred stock converted to common stock	$53,490	$-
Debentures exchanged for common stock	$1,112,500	$-
Common stock exchanged for accrued interest	$37,940	$-
Deferred tax liability	$302,229	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

Victory Energy Corporation and Subsidiary
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Financial Statement Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the accompanying interim consolidated financial statements as of June 30, 2011, for the three and six month periods ended June 30, 2011 and 2010, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Victory Energy Corporation and subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on May 16, 2011.

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

Going Concern

As presented in the consolidated financial statements, we had a net loss of $1,899,149 for the six months ended June 30, 2011.  Almost half of the loss results from non-cash accounting charges related to the sale and conversion of the Company’s 10% Senior Secured Convertible Debentures.  The cash proceeds from the debentures have allowed the Company to continue operations and invest in new oil and gas properties.  The Company also incurred significant accounting, consulting, audit and legal expenses in six month period ended June 30, 2011, associated with bringing the Company current on its Security and Exchange Commission filings.  Losses are expected to continue in the near term and, as of June 30, 2011, the Company has a deficit in its working capital of $1,413 and an accumulated deficit is $34,036,740.   Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties before significant positive operating cash flows will be achieved.

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

Revenue Recognition

We use the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Differences between volumes sold and entitled volumes create oil and gas imbalances which are generally reflected as adjustments to reported proved oil and gas reserves and future cash flows in our supplemental oil and gas disclosures. If our excess takes of natural gas or oil exceed our estimated remaining proved reserves for a property, a natural gas or oil imbalance liability is recorded in the consolidated balance sheet. There were no such imbalance liabilities recorded at June 30, 2011 and December 31, 2010.

Allowance for Doubtful Accounts

We recognize an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time receivables are past due, macroeconomic conditions, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  There were allowance for doubtful accounts balances at June 30, 2011 and December 31, 2010.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of June 30, 2011 and for the three months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of June 30, 2011 were as follows:

Description	Level 1	Level 2	Level 3	Total Realized (Loss) due to valuation	Total Unrealized (Loss)
Proved Properties (net)	$—	$—	$483,322	$—	$—
Totals	$—	$—	$483,322	$—	$—

The Company valued the Proved Properties at their fair value in accordance with the applicable Accounting Standards Codification (“ASC”) standard due to the impairment indicators prevalent as of June 30, 2011.  The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. No impairment expense was recorded as of June 30, 2011.

Concentrations

There is a ready market for the sale of crude oil and natural gas. During the six months ended June 30, 2011, each of our fields sold all of its oil production to one purchaser for each field and all of its natural gas production to one purchaser for each field. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results

Accounting estimates

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

The Company recorded no impairment for the three and six months ended June 30, 2011.

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

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation on accounting for uncertainty in income taxes.  The interpretation prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, the interpretation provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.

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

The Company recognized stock-based compensation expense from warrants granted to directors for the three and six months ended June 30, 2011 was $16,240 and $35,200, respectively.

Earnings per share

 Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. The Company showed positive net income of $206,487 for the six months ended June 30, 2010 which resulted from a one-time gain on a settlement with a former officer of $404,623.  Had the gain not occurred, the Company would have shown a net loss of $197,776 for the six months ended June 30, 2010.  To avoid possible confusion surrounding the effect of this one-time gain, basic and diluted net income and net loss per share are the stated as being the same when the net income is the result of a one-time gain. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are anti-dilutive.

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following as of:

	June 30,	December 31,
	2011	2010

Option on oil and gas property	$25,000	$25,000
Drilling in process costs	308,167	-
Proved property – drilled wells	1,753,026	1,753,026
Proved property – purchased wells	3,015,322	3,015,322
Total oil and natural gas properties, cost	5,101,515	4,793,348
Less: accumulated depletion and impairment	(4,285,026)	(4,254,619)
Oil and natural gas properties, net	$816,489	$538,729

Drilling in process costs for the six months ended June 30, 2011 reflects the acquisition costs and our share of the operating and drilling costs for our respective working interest in a producing well operated by CO Energy, a working interest in the Tunis Creek project operated by V-F Petroleum Inc., a working interest in the Alwan West natural gas prospect in Wharton County, Texas operated by Miramar Petroleum, Inc., and the Atwood oil project in Hughes County, Oklahoma    In each case, participation in the operating costs was part of the respective consideration given in the acquisition.

Note 4 –Loans payable to related parties

On March 24, 2011 the former CEO and shareholder waived his claim to his loan payable as part of a comprehensive settlement agreement with the Company (see Note 7).  The Company realized a gain on settlement of $404,623 at December 31, 2010 as a result of the cancellation of this debt.

Note 5 – Unsecured notes payable to related parties

Unsecured notes payable to related parties were as follows as of:

	June 30, 2011	December 31, 2010
Note payable to an affiliate of a shareholder and director, unsecured, 10% interest payable at maturity due on March 31, 2011 was settled for cash on March 25, 2011.	-	50,000
Total notes payable to related parties	$-	$50,000

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

During the three months ended December 31, 2010, the Company defaulted on its monthly loan payments to Wells Fargo Bank and the loan was referred to the Wells Fargo Bank’s workout department. The Company has negotiated an informal repayment program with the Wells Fargo Bank’s workout department whereby the Wells Fargo Bank will not institute collection actions provided the Company continues to make monthly principal payments of $2,200 monthly to Wells Fargo Bank. As of June 30, 2011, the Company was current on the workout terms of this line of credit.  The note was settled for cash on August 4, 2011.

	June 30, 2011	December 31, 2010
Line of credit payable to Wells Fargo Bank, 10% interest payable at maturity, currently in workout phase	$62,487	$68,667

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

Note 8 – Liability for Unauthorized Preferred Stock Issued

During the year ended December 31, 2006, the Company authorized 10,000,000 shares of Preferred Stock, convertible to common stock at the rate of 100 shares of common for every share of preferred. During 2006, the Company issued 715,517 shares of this preferred stock for cash of $246,950.  The Company subsequently issued additional preferred stock and had several preferred shareholders converted their shares into common stock during the years ended December 31, 2009, 2008, and 2007.

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

On April 25, 2011, 155,000 shares of the Companies preferred stock held by three affiliates of the Company were converted to 15,500,005 shares of the Company’s common stock in accordance with the terms on which such preferred stock has been converted.

The preferred stock liability consisted of the following as of:

	June 30, 2011	December 31, 2010
Liability for unauthorized preferred stock	$32,164	$85,654

Note 9 – Senior Secured Convertible Debentures

Between October 15, 2010, and July 25, 2011, the Company entered into agreements with 47 accredited investors for the cash sale by the Company of an aggregate of $2,917,275 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 583,455,000 shares of the Company’s common stock at a conversion price of $0.005 per share of common stock, subject to adjustment.  The maturity date of the Debentures is September 30, 2013, but may be extended at the sole discretion of the Company to December 31, 2013.  The Debentures are immediately convertible by the holder into shares of the Company’s common stock at a conversion price of $0.005 per share, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.  The Company has the right to force conversion of the Debenture if, among other things, the closing sales price of the Company’s common stock is equal to or exceeds $0.025 for twenty (20) consecutive trading days.  In connection with this offering, the Company also issued five (5) year warrants to purchase an aggregate of 2,917,275 shares of the Company’s common stock at an exercise price of $0.005 per share, subject to adjustment, to the investors.   The cash proceeds of $2,917,275 were allocated to working capital.  The Debentures are secured under the terms of a Security Agreement by a security interest in all of the Company’s personal property. The relative fair value of the warrants and beneficial conversion features of the debentures were determined at the time of issuance using the methodology prescribed by current accounting guidance.

During the three months ended June 30, 2011, the Company issued $882,500 of these debentures for cash of $882,500. The Company determined the initial fair value of the beneficial conversion feature was approximately $857,416. The Company also determined that the relative fair value of the warrants upon issuance was $25,084 which was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 5 years, a stock volatility ranging from 679.1% to 682.9% , a risk free interest rate ranging from 1.74% to 2.2%, and no expected dividend yield. The initial fair value of the warrants of $25,084 and the beneficial conversion feature of $857,416 were recorded by the Company as a financing discount of $882,500 which the Company is amortizing to interest expense over the life of the notes.

On June 30, 2011, $1,112,500 of the convertible debentures were converted into 222,500,000 shares of the Company’s common stock in accordance with the terms of the debentures.

 Senior secured convertible debentures consisted of the following as of:

	June 30, 2011	December 31, 2010
Convertible debentures, interest at 10% per annum payable quarterly, due September 30, 2013 with detachable warrants	$2,067,500	$275,000
Convertible debentures, interest at 10% per annum payable quarterly, due September 30, 2013 issued in exchange for notes payable and accrued interest to related party	552,275	552,275
Convertible debentures converted to common stock	(1,112,500)	--
Subtotal	1,507,275	827,275
Debt discount	(1,418,011)	(699,937)
Net book value	$89,264	$127,338

Amortization of the debt discount and related financing warrants totaled $98,171 for the six months ended June 30, 2011.

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

Note 10 – Shareholders Equity

During the three months ended June 30, 2011, the following unregistered securities were issued for the purposes noted.

On April 25, 2011, 155,000 shares of the Companies preferred stock held by three affiliates of the Company were converted to 15,500,005 shares of the Company’s common stock in accordance with the terms on which such preferred stock has been converted.

On June 30, 2011, $1,112,500 of the face value of the Company’s 10% Senior Secured Convertible Debentures held by six affiliated and six non affiliated entities were converted to 222,500,000 shares of the Company’s common stock in accordance with the terms of the debentures.

On June 30, 2011, 7,587,671 of the Company’s common stock were issued to six affiliated and six non affiliated entities in full satisfaction of the $37,940 in accrued interest on the debentures converted on that date.

During the three months ended June 30, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $750,000 to 15 individual or investment entities who are non-affiliates of the Company in exchange for $750,000.  The debentures are convertible into 150,000,000 shares of common stock at a conversion price of $0.005 per share.

During the three months ended June 30, 2011, we issued warrants to purchase a total of 750,000 shares of common stock to 15 individual or investment entities who are non-affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures. The warrants are convertible into 750,000 shares of the Company’s common stock.

During the three months ended June 30, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $132,500 to three individual or investment entities who are affiliates of the Company in exchange for $132,500.  The debentures are convertible into 26,500,000 shares of common stock at a conversion price of $0.005 per share.

During the three months ended June 30, 2011, we issued warrants to purchase a total of 132,500 shares of common stock to three individual or investment entities who are affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures. The warrants are convertible into 132,500 shares of the Company’s common stock.

On June 30, 2011, we agreed to issue warrants to purchase a total of 400,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants will be issued by us to the individuals on December 31, 2011.

Note 11 – Income Taxes

As a result of net operating losses and the inability to record a benefit for its deferred income tax assets, the Company has no income tax provision for the six months ended June 30, 2011 or for the year ended December 31, 2010.

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

Accounting principles generally accepted in the United States requires the recognition of a deferred tax liability for the tax benefit associated with the beneficial conversion feature related to the Company’s 10% Senior Secured Convertible Debentures.  The beneficial conversion value is created whenever the market price of the Company’s stock is less than the conversion price of the debentures. The resulting deferred tax liability is designed to reflect the potential tax credit associated with the difference between the basis of the debentures for accounting purposes and the basis of the debentures for tax purposes. During the three and six months ended June 30, 2011, the Company recognized a benefit of $331,927 and $390,032, respectively, as a result of this difference.

Note 12 – Subsequent Event

On August 5, 2011, the company settled the litigation that it filed on March 18, 2011, against its former independent public accounting firm, John Kinross-Kennedy, for professional negligence.  The Company executed a Settlement Agreement and Mutual Release with Mr. Kinross-Kennedy as the matter has been satisfactorily resolved.

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

Going Concern

As presented in the consolidated financial statements, we had a net loss of $1,899,149 for the six months ended June 30, 2011.  Almost half of the loss results from non-cash accounting charges related to the sale and conversion of the Company’s 10% Senior Secured Convertible Debentures.  The cash proceeds from the debentures have allowed the Company to continue operations and invest in new oil and gas properties.  The Company also incurred significant accounting, consulting, audit and legal expenses in six month period ended June 30, 2011, associated with bringing the Company current on its Security and Exchange Commission filings.  Losses are expected to continue in the near term and, as of June 30, 2011, the Company has a deficit in its working capital of $1,413 and an accumulated deficit of $34,036,740.   Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties before significant positive operating cash flows will be achieved.

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

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Our revenue, operating expenses, and net income for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 were as follows:

				Percentage
	Three Months Ended June 30,			Change
	2011	2010	Change	Inc (Dec)

REVENUES	$109,830	$118,928	$(9,098)	(7.7%)

COSTS AND EXPENSES
Costs of production	67,031	39,904	27,127	68.0%
General and administrative expense	473,693	186,774	286,919	154%
Depletion and accretion	18,402	24,983	(6,581)	(26.3%)
Total expenses	559,126	251,661	307,465	122%

LOSS FROM OPERATIONS	(449,296)	(132,733)	(316,563)	(238%)

OTHER INCOME AND EXPENSE
Interest expense	965,303	10,869	954,434	8,781%
Total other expense	965,303	10,869	954,434

INCOME (LOSS) BEFORE TAX BENEFIT	(1,414,599)	(143,602)	(1,270,997)	(885%)

TAX BENEFIT	331,927	-	$331,927

NET INCOME (LOSS)	$(1,082,672)	$(143,602)	$(939,070)	(654%)

Weighted average shares, basic and diluted	150,660,143	136,719,608
Net loss per share, basic and diluted	$(0.01)	$(0.00)

Revenues: All of our revenue was derived from the sale of oil and natural gas.  Our revenues decreased $9,098 or 7.7% to $109,830 for the three months ended June 30, 2011 from $118,928 for the three months ended June 30, 2010.  The decrease reflects a decline in volume of gas sold to 16,352 MCF (thousand cubic feet) in the three months ended June 30, 2011 compared to 21,032 MCF for the three months ended June 30, 2010 offset by an in increase in the average natural gas price received of $6.61 per MCF for the three months ended June 30, 2011 compared to $5.73 for the three months ended June 30, 2010. The decline in gas production is attributable to the normal productivity decline that occurs with these types of wells over time.

Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses increased $27,127 or 68% to $67,031 for the three months ended June 30, 2011 from $39,904 for the three months ended June 30, 2010.  This increase is due to additional operating expenses and other one-time charges associated with on-going well production.

General and Administrative Expense:  General and administrative expenses increased $286,919 or 154% to $473,693 for the three months ended June 30, 2011 from $186,774 for the three months ended June 30, 2010.   The increase reflects a number of one-time charges including accounting, auditing, and legal expenses to bring the Company current on its SEC filings, and the increase in salaries and expenses associated with the opening of the Austin office in January, 2011.

Depletion and Accretion:  Depletion, accretion, and depreciation declined $6,581 or 26.3% to $18,402 for the three months ended June 30, 2011 from $24,983 for the three months ended June 30, 2010.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2010.

Interest Expense: Interest expense increased $954,434 to $965,303 for the three months ended June 30, 2011 from $10,869 for the three months ended June 30, 2010. Of this amount, $904,340 represents the amortization of the non-cash debt discount associated with the sale and conversion of the 10% Senior Secured Debentures and $60,963 represents the actual interest expense due on the 10% Senior Secured Convertible Debentures and the bank line of credit.

Income Taxes: There is no provision for income tax recorded for either the three months ended June 30, 2011 or for the three months ended June 30, 2010 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $5,472,000 at December 31, 2010. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

The Company recognized a tax benefit of $331,927 due to the timing difference in tax effect between the accounting and tax basis of the Company’s 10% Senior Secured Convertible Debentures sold and converted during the three month period ended June 30, 2011.

Net Loss:  We had a net loss of $1,082,672 for the three months ended June 30, 2011 compared to a net loss of $143,602 for the three months ended June 30, 2010,  Of this loss, approximately $316,563 represents a net decrease in operating income and $954,434 represents increases in cash and non cash financing interest costs. This net loss should be viewed in light of the cash flow from operations discussed below.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Our revenue, operating expenses, and net income (loss) for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 were as follows:

				Percentage
	Six Months Ended June 30,			Change
	2011	2010	Change	Inc (Dec)

REVENUES	$218,150	$268,299	$(50,149)	(18.7%)

COSTS AND EXPENSES
Costs of production	136,191	51,786	84,405	163%
General and administrative expense	1,162,121	345,202	816,919	237%
Depletion and accretion	30,604	49,966	(19,362)	(38.8%)
Loss (gain) on settlements	-	(404,623)	404,623	n/m
Total expenses	1,328,916	42,331	1,286,585	3,039%

INCOME (LOSS) FROM OPERATIONS	(1,110,766)	225,968	(1,336,734)	(591)%

OTHER INCOME AND EXPENSE
Interest expense	1,178,415	19,121	1,159,294	6,063%
Total other expense	1,178,415	19,121	1,159,294

INCOME (LOSS) BEFORE TAX BENEFIT	(2,289,181)	206,847	(2,496,028)	(1,207%)

TAX BENEFIT	390,032	-	$390,032

NET INCOME (LOSS)	$(1,899,149)	$206,847	$(2,105,996)	(1,018%)

Weighted average shares, basic and diluted	143,728,385	136,719,608
Net loss per share, basic and diluted	$(0.01)	$0.00

Revenues: All of our revenue was derived from the sale of oil and natural gas.  Our revenues decreased $50,149 or 18.7% to $218,150 for the six months ended June 30, 2011 from $268,299 for the six months ended June 30, 2010.  The decrease reflects a decline in volume of gas sold to 33,982 MCF (thousand cubic feet) in the six months ended June 30, 2011 compared to 42,438 MCF for the six months ended June 30, 2010 offset by the increase in the average natural gas price received of $6.71 per MCF for the six months ended June 30, 2011 compared to $6.45 for the six months ended June 30, 2010. The decline in gas production is attributable to the normal productivity decline that occurs with these types of wells over time.

Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses increased $84,405 or 163% to $136,191 for the six months ended June 30, 2011 from $51,786 for the six months ended June 30, 2010.  This increase is due to additional operating expenses and other one-time charges associated with on-going well production.

General and Administrative Expense:  General and administrative expenses increased $816,919 or 237% to $1,162,121 for the six months ended June 30, 2011 from $345,202 for the six months ended June 30, 2010.   The increase reflects a number of one-time charges including accounting, auditing, and legal expenses to bring the Company current on its SEC filings, the legal cost related to the final settlement with the former officer of the Company, and the increase in salaries and expenses associated with the operations of the Austin office.

Depletion and Accretion:  Depletion, accretion, and depreciation declined $19,362 or 38.8% to $30,604 for the six months ended June 30, 2011 from $49,966 for the six months ended June 30, 2010.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2010.

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

Interest Expense: Interest expense increased $1,159,294 to $1,178,415 for the six months ended June 30, 2011 from $19,121 for the six months ended June 30, 2010. Of this amount, $1,074,426 represents the amortization of the non-cash debt discount associated with the sale and conversion of the 10% Senior Secured Debentures and $103,989 represents the actual interest expense due on the 10% Senior Secured Convertible Debentures.

Income Taxes: There is no provision for income tax recorded for either the six months ended June 30, 2011 or for the six months ended June 30, 2010 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $5,472,000 at December 31, 2010. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

The Company recognized a tax benefit of $390,032 due to the timing difference in tax effect between the accounting and tax basis of the Company’s 10% Senior Secured Convertible Debentures sold and converted during the six month period ended June 30, 2011.

Net Income (Loss):  We had a net loss of $1,899,149 for the six months ended June 30, 2011.   Of this amount, $1,336,734 was from a net decrease in operating income and $1,159,294 was from increased cash and non cash financing interest costs.

For the six months ended June 30, 2010, we had net income of $206,847 due primarily to the one-time gain of $404,623 on the settlement with our former executive officer.  Without the one-time gain we would have incurred a net loss of $197,776 for the six months ended June 30, 2010.  This net income should be viewed in light of the cash flow from operations discussed below.

During the six months ended June 30, 2011, as with the six months ended June 30, 2010, we did not generate positive cash flow from normal operations.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

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

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2011 as compared to June 30, 2010, are as follows:
	June 30,
	2011	2010
Cash	$467,712	$68,838
Total current assets	553,366	172,316
Total assets	1,390,993	942,737
Total current liabilities	554,779	999,770
Total liabilities	1,153,449	1,034,747

At June 30, 2011, we had a working capital deficit of $1,413 compared to a working capital deficit of $827,454 at June 30, 2010. Current liabilities decreased to $554,779 at June 30, 2011 from $999,770 at June 30, 2010 primarily due to the conversion of short term notes payable and accrued interest due a related party to a 10% Senior Secured Debenture.

Net cash used in operating activities for the six months ended June 30, 2011 totaled $1,063,684 after the cash used in the net loss of $1,899,149 was decreased by $750,198 in non-cash charges and increased by $85,267 in net increases in the working capital accounts. This compares to cash used in operating activities for the six months ended June 30, 2010 of $66,533 after the net income for the period of $206,847 was reduced by $348,627 in non cash charges and offset by $75,247 in changes to the working capital accounts.

Net cash used in investing activities for the six months ended June 30, 2011 was $316,496 of which $308,167 was used for drilling costs related to the new working interest acquired during the period and $8,329 was used in the purchase of furniture and equipment for the Austin office.

Net cash provided by financing activities for the six months ended June 30, 2011 was $1,736,320.  Of this amount, $1,792,500 came from the sale of debentures offset by $56,180 in payments on loans. This compares to $113,295 in cash was provided by financing activities during the six months ended June 30, 2011 of which $125,000 came from a related party loan and $11,705 was used to pay down loans.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective as our accounting processes lacked appropriate segregation of responsibilities necessary for an effective system of internal control. Due to the small size of the company, the CEO of the Company is also the CFO of the Company. On the other hand, due to the small size of the Company and the active involvement of the Board of Directors, we believe that our lack of segregation of duties and inadequate controls over the control environment does not constitute a material weakness in our internal control.

Changes in Internal Controls

Our management, with the participation of our CEO/CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2011.  Based on that evaluation, our CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The following updates the current legal action as detailed in Item 3 of the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on May 16, 2011.

On August 5, 2011, we settled the litigation that filed on March 18, 2011, against its former independent public accounting firm, John Kinross-Kennedy, for professional negligence.  The Company executed a Settlement Agreement and Mutual Release with Mr. Kinross-Kennedy as the matter has been satisfactorily resolved.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on May 16, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the following unregistered securities were issued for the purposes noted.

On April 25, 2011, 155,000 shares of the Companies preferred stock held by three affiliates of the Company were converted to 15,500,005 shares of the Company’s common stock in accordance with the terms on which such preferred stock has been converted.

On June 30, 2011, $900,000 of the face value of the Company’s 10% Senior Secured Convertible Debentures belonging to six non affiliates of the Company was converted to 180,000,000 shares of the Company’s common stock in accordance with the terms of the debentures.

On June 30, 2011, 6,556,438 shares of the Company’s common stock was issued to six non-affiliates of the Company in full satisfaction of the $32,782 in accrued interest on the debentures converted on that date.

On June 30, 2011, $212,500 of the face value of the Company’s 10% Senior Secured Convertible Debentures belonging to six affiliates of the Company was converted to 42,500,000 shares of the Company’s common stock in accordance with the terms of the debentures.

On June 30, 2011, 1,031,233 shares of the Company’s common stock were issued to six affiliates of the Company in full satisfaction of the $5,156 in accrued interest on the debentures converted on that date.

During the three months ended June 30, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $750,000 to 15 individuals or investment entities who are non-affiliates of the Company in exchange for $750,000.  The debentures are convertible into shares of common stock at a conversion price of $0.005 per share.

During the three months ended June 30, 2011, we issued warrants to purchase a total of 750,000 shares of common stock to 15 individual or investment entities who are non-affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures.

During the three months ended June 30, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $132,500 to three individual or investment entities who are affiliates of the Company in exchange for $132,500.  The debentures are convertible into shares of common stock at a conversion price of $0.005 per share.

During the three months ended June 30, 2011, we issued warrants to purchase a total of 132,500 shares of common stock to three individual or investment entities who are affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures.

On June 30, 2011, we agreed to issue warrants to purchase a total of 400,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services. Of these warrants, each board member is to receive warrants to purchase 100,000 shares.  These warrants will be issued by us to the individuals on December 31, 2011.

Unless otherwise indicated, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act. We believe that each investor had adequate access to information about us through the investor’s relationship with us.

Item 3.   Default Upon Senior Securities

There is no information required to be reported under this Item.

Item 4.  Removed and Reserved

There is no information required to be reported under this Item.

Item 5. Other Information

On August 5, 2011, the Company settled the litigation that it filed on March 18, 2011, against its former independent public accounting firm, John Kinross-Kennedy, for professional negligence.  The Company executed a Settlement Agreement and Mutual Release with Mr. Kinross-Kennedy as the matter has been satisfactorily resolved.

As previously disclosed in prior filings with the SEC, the Company is selling Units to accredited investors in a private placement, each unit consisting of a 10% Senior Secured Convertible Debenture and warrant to purchase shares of common stock.  The Company has authorized an additional increase in the total amount to be raised in the private placement from $2.0 million to $3.0 million. Additionally, the Company extended the closing of the private placement from its amended closing date of June 30, 2011 to August 31, 2011.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Miranda
32	Section 1350 Certification of Robert Miranda

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	VICTORY ENERGY CORPORATION

	By:	/s/ Robert J. Miranda
Robert J. Miranda
Chief Executive Officer, Chief Financial Officer, Chairman, and Director