Form 10-Q
period 2011-09-30
VICTORY ENERGY CORP
filed 2011-11-14
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 002-76219NY

VICTORY ENERGY CORPORATION
(Exact Name of Company as Specified in its Charter)

Nevada	87-0564472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20341 Irvine Avenue Suite D-6, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

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
Yes ☐       No ☐
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 7, 2011, there were 382,307,294 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

Part I – Financial Information

Item 1.  Financial Statements
VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$223,231	$111,572
Accounts receivable, net	88,389	74,828
Accounts receivable - related party	26,333	-
Prepaid expenses	7,502	24,898
Total current assets	345,455	211,298

FIXED ASSETS
Furniture and equipment	10,623	2,294
Accumulated depreciation	(2,885)	(2,294)
Total furniture and fixtures, net	7,738	-

Option to acquire leases and mineral interests	25,000	25,000
Oil and natural gas properties	1,884,380	1,466,813
Accumulated depletion	(993,263)	(953,084)
Oil and natural gas properties, net	916,117	538,729

OTHER ASSETS
Funds held at court	13,006	13,006

TOTAL ASSETS	$1,282,316	$763,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,661	$342,285
Accounts payable - related parties	98,421	-
Accrued interest	92,222	10,501
Accrued liabilities	95,724	74,088
Line of credit - bank	-	68,667
Notes payable - related parties	-	50,000
Liability for unauthorized preferred stock issued	32,164	85,654
Total current liabilities	330,192	631,195

OTHER LIABILITIES
Senior convertible debenture, net of debt discount	386,682	127,338
Deferred tax liability	543,352	238,000
Asset retirement obligation	27,282	27,282
TOTAL LIABILITIES	1,287,508	1,023,815

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 490,000,000 shares authorized, 382,307,294 and 136,719,608 issued and outstanding respectively	382,308	136,720
Additional paid in capital	34,414,327	31,740,090
Accumulated deficit	(34,801,827)	(32,137,592)
TOTAL STOCKHOLDERS' DEFICIT	(5,192)	(260,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,282,316	$763,033

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

REVENUES	$124,890	$109,130	$343,040	$377,429

COSTS AND EXPENSES
Costs of production	65,533	38,818	201,724	90,604
General and administrative expense	558,392	222,942	1,720,471	568,144
Depletion and accretion	10,166	24,983	40,770	74,949
Gain on settlement with former officer	-	-	-	(404,623)
Total expenses	634,091	286,743	1,962,965	329,074

INCOME (LOSS) FROM OPERATIONS	(509,201)	(177,613)	(1,619,925)	48,355

OTHER EXPENSE
Interest expense	332,604	10,976	1,511,019	30,097
Total other expense	332,604	10,976	1,511,019	30,097

NET INCOME (LOSS) BEFORE TAX BENEFIT	(841,805)	(188,589)	(3,130,944)	18,258

TAX BENEFIT	76,671	-	466,703	-

NET INCOME (LOSS)	$(765,134)	$(188,589)	$(2,664,241)	$18,258

Weighted average shares, basic and diluted	382,307,294	136,719,608	224,128,604	136,719,608
Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.00

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(2,664,241)	$18,258
Adjustment to reconcile net income (loss) from operations to net cash used in operating activities
Amortization of debt discount and financing warrents	468,936	-
Debentures converted to common stock	902,908	-
Depletion	40,179	74,949
Depreciation	591	-
Gain on settlement with former officer	-	(404,623)
Stock based compensation	87,750	-
Tax benefit of debenture discount	(466,703)	-
Warrants for services	130,200	8,640
Change in working capital
Accounts receivable	(13,561)	29,323
Accounts receivable - related party	(26,333)	-
Prepaid expense	17,396	35,016
Accounts payable	(101,909)	146,848
Accounts payable - related party	(130,289)	-
Accrued liabilities	141,298	(5,144)
Net cash used in operating activities	(1,613,778)	(96,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilled wells	(417,567)	-
Purchase of wells	(8,329)	-
Net cash used in investing activities	(425,896)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of debentures	2,270,000	-
Bank line of credit - net repayments	(68,667)	(18,305)
Proceeds from notes payable to related parties	-	162,000
Payments on notes payable to related party	(50,000)	-
Net cash provided by financing activities	2,151,333	143,695

Net change in cash and cash equivalents	111,659	46,962

Beginning cash and cash equivalents	111,572	22,076

Ending cash and cash equivalents	$223,231	$69,038

Supplemental schedule of non-cash investing and financing activities:
Preferred stock converted to common stock	$53,490	$-
Debentures exchanged for common stock	$1,112,500	$-
Common stock exchanged for accrued interest	$37,940	$-
Deferred tax liability	$305,352	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$19,872	$-
Income taxes	$-	$-

Victory Energy Corporation and Subsidiary
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Financial Statement Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the accompanying interim consolidated financial statements as of September 30, 2011, for the three and nine month periods ended September 30, 2011 and 2010, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Victory Energy Corporation and subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on May 16, 2011.

Organization and nature of operations

Victory Energy Corporation (OTCQB symbol VYEY), formerly known as Victory Capital Holdings Corporation (the “Company”) was organized under the laws of the State of Nevada on January 7, 1982, under the name All Things, Inc. On March 21, 1985 the Corporation’s name was changed to New Environmental Technologies Corporation and on April 28, 2003 to Victory Capital Holdings Corporation.  The name was changed finally to Victory Energy Corporation on May 3, 2006.

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

Going Concern

As presented in the consolidated financial statements, we had a net loss of $2,664,241 for the nine months ended September 30, 2011.   The cash proceeds from the sale of debentures have allowed the Company to continue operations and invest in new oil and gas properties.  The Company also incurred significant accounting, consulting, audit and legal expenses in nine month period ended September 30, 2011, associated with bringing the Company current on its Security and Exchange Commission filings. Losses are expected to continue in the near term and, as of September 30, 2011, the Company has working capital of $15,263 and an accumulated deficit is $34,801,827.   Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties before significant positive operating cash flows will be achieved.

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

Revenue Recognition

We use the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. Differences between volumes sold and entitled volumes create oil and gas imbalances which are generally reflected as adjustments to reported proved oil and gas reserves and future cash flows in our supplemental oil and gas disclosures. If our excess takes of natural gas or oil exceed our estimated remaining proved reserves for a property, a natural gas or oil imbalance liability is recorded in the consolidated balance sheet. There were no such imbalance liabilities recorded at September 30, 2011 and December 31, 2010.

The sales of oil and gas each month are recorded based on receipts from sales as reported by the respective well operators. The production of each oil and gas well is generally sold to a single customer at the spot market rate.

Allowance for Doubtful Accounts

We recognize an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. Accounts receivable for the sale of oil are typically collected in the month following the month of production.  Accounts receivable for the sale of gas are typically collected in the second month following the month of production.  There were no allowances for doubtful account balances at September 30, 2011 or December 31, 2010.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of September 30, 2011 and for the three months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of September 30, 2011 were as follows:

Description	Level 1	Level 2	Level 3	Total Realized (Loss) due to Valuation	Total Unrealized (Loss)
Proved Properties (net)	$—	$—	$473,550	$—	$—
Totals	$—	$—	$473,550	$—	$—

The Company valued the Proved Properties at their fair value in accordance with the applicable Accounting Standards Codification (“ASC”) standard due to the impairment indicators prevalent as of September 30, 2011.  The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. No impairment expense was recorded as of September 30, 2011.

Concentrations

There is a ready market for the sale of crude oil and natural gas. During the nine months ended September 30, 2011, each of our fields sold all of its oil and natural gas production to one purchaser for each field and all of its natural gas production to one purchaser for each field. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results

Accounting estimates

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

The Company depreciates other property and equipment using the straight-line method based on estimated useful lives ranging from five to 10 years.

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

The Company recorded no impairment loss for the three and nine months ended September 30, 2011.

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

The ARO is recorded at fair value and accretion expense is recognized as the discounted liability is accreted to its expected settlement value at least once per year. The fair value of the ARO liability is measured by using expected future cash outflows discounted at the Company’s credit adjusted risk free interest rate.

Amounts incurred to settle plugging and abandonment obligations that are either less than or greater than amounts accrued are recorded as a gain or loss in current operations.  Revisions to previous estimates, such as the estimated cost to plug a well or the estimated future economic life of a well, are generally done at the end of the fiscal year and may require adjustments to the ARO and are capitalized as part of the costs of proved oil and natural gas property.

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

Stock based compensation

Beginning January 1, 2006, the Company adopted the FASB standard for accounting for stock based compensation to account for its issuance of warrants to key partners, directors and officers. The standard requires all share-based payments, including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of stock options and common warrants granted to key partners, directors and officers is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of the Company’s stock. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

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

The Company recognized stock-based compensation expense from warrants granted to directors and from stock options issued to officers was $182,750 and $217,950 for the three and nine months ended September 30, 2011, respectively.

Earnings per share

 Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. The Company showed positive net income of $18,258 for the nine months ended September 30, 2010 which resulted from a one-time gain on a settlement with a former officer of $404,623.  Had the gain not occurred, the Company would have shown a net loss of $386,365 for the nine months ended September 30, 2010.  To avoid possible confusion surrounding the effect of this one-time gain, basic and diluted net income and net loss per share are stated as being the same when the net income is the result of a one-time gain. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are anti-dilutive.

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following as of:

	September 30,	December 31,
	2011	2010

Option on oil and gas property	$25,000	$25,000
Drilling in process costs	417,567	-
Proved property – drilled wells	1,753,026	1,753,026
Proved property – purchased wells	3,015,322	3,015,322
Total oil and natural gas properties, cost	5,210,915	4,793,348
Less: accumulated depletion and impairment	(4,294,798)	(4,254,619)
Oil and natural gas properties, net	$916,117	$538,729

Drilling in process costs for the nine months ended September 30, 2011 reflects the acquisition costs and our share of the operating and drilling costs for our respective working interest in the Jones County, Texas, and Atwood (Booch) prospect in Hughes County, Oklahoma operated by CO Energy, a working interest in the Bootleg Canyon (formerly Tunis Creek) prospect operated by V-F Petroleum Inc., and a working interest in the Alwan West natural gas prospect in Wharton County, Texas operated by Miramar Petroleum, Inc.

Note 4 –Loans payable to related parties

On March 24, 2011 the former CEO and shareholder waived his claim to his loan payable as part of a comprehensive settlement agreement with the Company (see Note 7).  The Company realized a gain on settlement of $404,623 at December 31, 2010 as a result of the cancellation of this debt.

Note 5 – Unsecured notes payable to related parties

Unsecured notes payable to related parties were as follows as of:

	September 30, 2011	December 31, 2010
Note payable to an affiliate of a shareholder and director, unsecured, 10% interest payable at maturity due on March 31, 2011 was paid on March 25, 2011 plus accrued interest of $10,274 .	-	50,000
Total notes payable to related parties	$-	$50,000

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

During the three months ended December 31, 2010, the Company defaulted on its monthly loan payments to Wells Fargo Bank and the loan was referred to the Wells Fargo Bank’s workout department. The Company negotiated an informal repayment program with the Wells Fargo Bank’s workout department whereby the Wells Fargo Bank will not institute collection actions provided the Company continues to make monthly principal payments of $2,200 to Wells Fargo Bank. The note was settled for cash on August 4, 2011.

	September 30, 2011	December 31, 2010
Line of credit payable to Wells Fargo Bank	$—	$68,667

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

On March 24, 2011 the Company, James Capital Energy, LLC and other related parties entered into a comprehensive Settlement Agreement with Jon Fullenkamp.  Under the Settlement Agreement, Victory agreed to i) dismiss Jon Fullenkamp from the Texas lawsuit with prejudice, ii) provide him with a general release from all acts related thereto, and iii) pay him $30,000 over 70 days.  In turn, Jon Fullenkamp agreed to i) dismiss with prejudice the lawsuit he filed against the Company and others in California; ii) transfer to Victory 2,000,000 shares of Victory preferred stock; iii) transfer to Victory 400,000 warrants for Victory common stock; iv) transfer to James Capital Energy, LLC 16,144,563 shares of Victory common stock; v) voluntarily appear for his deposition to discuss events that occurred at the Adams-Baggett Ranch; vi) waive the claim he had to the $430,000 severance payment under the May 15, 2009 Separation Agreement; and vii) provide Victory James Capital Energy, LLC and other related parties with a general release.  The 2,000,000 preferred stock shares received from Fullenkamp were subsequently retired.

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

During the course of the Company’s internal investigation, it was determined by the Company’s legal counsel that the preferred shares had not been duly authorized by the State of Nevada. Since the Company had issued and received consideration for the preferred stock, notwithstanding that the stock was not legally authorized, the Company reclassified the preferred stock into a liability and does not present preferred stock in the equity section of the balance sheet. The Company has offered to settle the debt with the remaining holders of the unauthorized preferred stock by honoring the terms of conversion of one share of preferred into 100 shares of common stock. The Company intends to cancel the preferred stock once all remaining preferred stockholders have converted.

On April 25, 2011, 155,000 shares of the Companies preferred stock held by three affiliates of the Company were converted to 15,500,015 shares of the Company’s common stock in accordance with the terms on which such preferred stock has been converted.

There were 238,965.52 and 393,965.52 shares of unconverted preferred stock outstanding at September 30, 2011 and December 31, 2010, respectively.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	September 30, 2011	December 31, 2010
Liability for unauthorized preferred stock	$32,164	$85,654

Note 9 – Senior Secured Convertible Debentures

Between October 15, 2010, and September 30, 2011, the Company entered into agreements with 48 accredited investors for the cash sale by the Company of an aggregate of $2,545,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 509,000,000 shares of the Company’s common stock at a conversion price of $0.005 per share of common stock, subject to the customary adjustments for stock splits, stock dividends, recapitalizations and the like.  There are no registration rights for the converted shares.

In addition, the Company converted a note payable and accrued interest due to a related party of $552,275 to the same 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 110,455,000 shares of the Company’s common stock at a conversion price of $0.005 per share of common stock, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.  There are no registration rights for the converted shares.

The maturity date of the Debentures is September 30, 2013, but may be extended at the sole discretion of the Company to December 31, 2013.

The Company has the right to force conversion of the Debenture if, among other things, the closing sales price of the Company’s common stock is equal to or exceeds $0.025 for twenty (20) consecutive trading days.  In connection with this offering, the Company also issued five (5) year warrants to purchase an aggregate of 2,545,000 shares of the Company’s common stock at an exercise price of $0.005 per share, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like, to the investors.

The cash proceeds of $2,545,000 were allocated to working capital.  The Debentures are secured under the terms of a Security Agreement by a security interest in all of the Company’s personal property. The relative fair value of the warrants and beneficial conversion features of the debentures were determined at the time of issuance using the methodology prescribed by current accounting guidance.

During the three months ended September 30, 2011, the Company issued $477,500 of these debentures for cash of $477,500. The Company determined the initial fair value of the beneficial conversion feature was approximately $459,505. The Company also determined that the relative fair value of the warrants upon issuance was $17,995 which was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 5 year s, a stock volatility ranging from 682.9% to 688.7% , a risk free interest rate ranging from .85% to 1.74%, and no expected dividend yield. The initial fair value of the warrants of $17,995 and the beneficial conversion feature of $459,505 were recorded by the Company as a financing discount of $477,500 which the Company is amortizing to interest expense over the life of the notes.

On June 30, 2011, $1,112,500 of the convertible debentures were converted into 222,500,000 shares of the Company’s common stock in accordance with the terms of the debentures.

 Senior secured convertible debentures consisted of the following as of:

	September 30, 2011	December 31, 2010
Convertible debentures, interest at 10% per annum payable quarterly, due September 30, 2013 with detachable warrants	$2,545,000	$275,000
Convertible debentures, interest at 10% per annum payable quarterly, due September 30, 2013 issued in exchange for notes payable and accrued interest to related party	552,275	552,275
Convertible debentures converted to common stock	(1,112,500)	—
Subtotal	1,984,775	827,275
Debt discount	(1,598,093)	(699,937)
Net book value	$386,682	$127,338

For the nine months ended September 30, 2011, amortization of the debt discount and related financing warrants totaled $1,371,844 of which $902,908 was related to the conversion of the debentures.

Note 10 – Shareholders Equity

The Company estimates the fair value of employee stock options and warrants granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company’s common stock.

The following weighted average assumptions were used in estimating the fair value of share-based payment arrangements as of September 30,2011:

Annual dividends	0
Expected volatility	681.3% - 687.1%
Risk-free interest rate	0.9% - 1.8%
Expected life	4 – 6 years

During the three months ended September 30, 2011, the following unregistered securities were issued for the purposes noted.

During the three months ended September 30, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $270,000 to eight individuals or investment entities who are non-affiliates of the Company in exchange for $270,000.  The debentures are convertible into 54,000,000 shares of common stock at a conversion price of $0.005 per share.

During the three months ended September 30, 2011, we issued warrants to purchase a total of 270,000 shares of common stock to eight individuals or investment entities who are non-affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures. The warrants are convertible into 270,000 shares of the Company’s common stock.

During the three months ended September 30, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $207,500 to seven individuals or investment entities who are affiliates of the Company in exchange for $207,500.  The debentures are convertible into 41,500,000 shares of common stock at a conversion price of $0.005 per share.

During the three months ended September 30, 2011, we issued warrants to purchase a total of 207,500 shares of common stock to seven individuals or investment entities who are affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures. The warrants are convertible into 207,500 shares of the Company’s common stock.

During the three months ended September 30, 2011, we issued 3,000,000 non-qualified stock options to the officer employees of the company to purchase the common stock of the Company for $0.01 per share to the officers of the Company as part of their compensation. The options have a four year life and vest immediately.

During the three months ended September 30, 2011, we issued 6,000,000 non-qualified stock options to the officer employees of the company to purchase the common stock of the Company for $0.02 per share to the officers of the Company as part of their compensation. The options have a six year life and vest over 24 months.

The Company determined that the fair value of the options upon grant was $243,000 of which $87,750 was recognizable immediately and $155,250 would be amortized over the remaining 23 month of vesting, The value was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 4 and 6 years, a stock volatility of 685.1%, a risk free interest rate of 0.94%, and no expected dividend yield.

On September 30, 2011, we issued warrants to purchase a total of 1,500,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services as a member of the board. Of these warrants, each board member is to receive warrants to purchase 100,000 shares for each meeting.  These warrants will be physically issued by us to the individuals on December 31, 2011.

The Company determined that the fair value of the warrants granted to the board members upon grant was $95,000 which was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 5 years, a stock volatility of 687.1%, a risk free interest rate of 0.96%, and no expected dividend yield.

Note 11 – Income Taxes

As a result of net operating losses and the inability to record a benefit for its deferred income tax assets, the Company’s income tax provision for the nine months ended September 30, 2011 represents the benefits of accreting beneficial conversion feature discounts.  The company had no income tax provision for the year ended December 31, 2010.

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

Accounting principles generally accepted in the United States requires the recognition of a deferred tax liability for the tax benefit associated with the beneficial conversion feature related to the Company’s 10% Senior Secured Convertible Debentures.  The beneficial conversion value is created whenever the market price of the Company’s stock is less than the conversion price of the debentures. The resulting deferred tax liability is designed to reflect the potential tax credit associated with the difference between the basis of the debentures for accounting purposes and the basis of the debentures for tax purposes. During the three and nine months ended September 30, 2011, the Company recognized a benefit of $76,671 and $466,703, respectively, as a result of this difference.

Note 12 – Subsequent Events

On October 5, 2011, stockholders holding 228,401,027 shares, or approximately 60%, of our issued and outstanding $0.001 par value common stock consented in writing to amend and restate the Company’s Articles of Incorporation (the “Amended and Restated Articles”), which will do the following: (1) streamline the Articles to provide for the roles of Officers, Directors and Bylaws; (2) effect a 50-to-1 reverse stock split to improve access to investment capital; (3) increase the Company’s resulting authorized stock of 10 million shares to 50 million shares, consisting of 47,500,000 shares of common stock at $0.001 par value and 2,500,000 shares of preferred stock at $0.001 par value; and (4) elect to not be governed by Nevada Revised Statutes 78.411 to 78.444.  This consent was sufficient to approve the Amended and Restated Articles under Nevada law.

An Information Statement, which describes the corporate actions in more detail, will be mailed to stockholders for informational purposes only pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations prescribed thereunder. Pursuant to Rule 14c-2 of the Exchange Act, the Amended and Restated Articles will become effective upon filing with the Nevada Secretary of State, which can occur no earlier than twenty (20) calendar days after the mailing of the Information Statement to our stockholders.

On October 4, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $150,000 to an individual unaffiliated with the Company in exchange for $150,000.  The debentures are convertible into 30,000,000 shares of common stock at a conversion price of $0.005 per share.

On October 4, 2011, we issued warrants to purchase a total of 150,000 shares of common stock to an individual unaffiliated with the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures. The warrants are convertible into 150,000 shares of the Company’s common stock.

On October 20, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $10,000 to an individual unaffiliated with the Company in exchange for $10,000.  The debentures are convertible into 2,000,000 shares of common stock at a conversion price of $0.005 per share.

On October 20, 2011, we issued warrants to purchase a total of 10,000 shares of common stock to an individual unaffiliated with the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures. The warrants are convertible into 10,000 shares of the Company’s common stock.

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

General Overview

We are an independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties through our partnership with Aurora Energy Partners.  We are geographically focused on the onshore United States. Our operational focus is the acquisition, through the most cost effective means possible, of production or near production oil and natural gas field assets. Our areas of operation include Texas and Oklahoma.

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

Going Concern

As presented in the consolidated financial statements, we had a net loss of $2,664,241 for the nine months ended September 30, 2011.   The cash proceeds from the sale of debentures have allowed the Company to continue operations and invest in new oil and gas properties.  The Company also incurred significant accounting, consulting, audit and legal expenses in nine month period ended September 30, 2011, associated with bringing the Company current on its Security and Exchange Commission filings. Losses are expected to continue in the near term and, as of September 30, 2011, the Company has working capital of $15,263 and an accumulated deficit is $34,801,827.   Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties before significant positive operating cash flows will be achieved.

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

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Our revenue, operating expenses, and net income for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 were as follows:

				Percentage
	Three Months Ended September 30,			Change
	2011	2010	Change	Inc (Dec)

REVENUES	$124,890	$109,130	$15,760	14.4%

COSTS AND EXPENSES
Costs of production	65,533	38,818	26,715	68.8%
General and administrative expense	558,392	222,942	335,450	150%
Depletion and accretion	10,166	24,983	(14,817)	(59.3%)
Total expenses	634,091	286,743	347,348	121%

LOSS FROM OPERATIONS	(509,201)	(177,613)	(331,588)	(187%)

OTHER INCOME AND EXPENSE
Interest expense	332,604	10,976	321,628	2,930%
Total other expense	332,604	10,976	321,628

INCOME (LOSS) BEFORE TAX BENEFIT	(841,805)	(188,589)	(653,216)	(346%)

TAX BENEFIT	76,671	-	76,671	n/m

NET LOSS	$(765,134)	$(188,589)	$(576,545)	(306%)

Weighted average shares, basic and diluted	382,307,294	136,719,608
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Revenues: All of our revenue was derived from the sale of oil and natural gas.  Our revenues increased $15,760 or 14.4% to $124,890 for the three months ended September 30, 2011 from $109,130 for the three months ended September 30, 2010.  The increase reflects the sale of 111 barrels of oil at a weighted average price of $87.75 per barrel.  There were no sales of oil in the three months ended September 30, 2010. Before offsets for minority ownership, the increase also reflects the sale of 16,696 MCF (thousand cubic feet) of natural gas at a weighted average price of $7.38 per MCF in the three months ended September 30, 2011 compared to 18,256 MCF of natural gas sold in the three months ending September 30, 2010 at an average price of $5.91 per MCF. The decline in physical gas production is attributable to the normal productivity decline that occurs with these types of wells over time.

Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses increased $26,715 or 69% to $65,533 for the three months ended September 30, 2011 from $38,818 for the three months ended September 30, 2010.  This increase is due to additional operating expenses and other one-time charges associated with on-going well production.

General and Administrative Expense:  General and administrative expenses increased $335,450 or 150% to $558,392 for the three months ended September 30, 2011 from $222,942 for the three months ended September 30, 2010.   For the most part, the increase reflects two additional officers hired in 2011 including the associated payroll taxes and benefits, the fair value of options granted the new officers in the current period, the operations of the Austin office opened in 2011, the services of an investor relations firm, and the fair value of the non-cash director’s compensation earned in the period.
Depletion and Accretion:  Depletion, accretion, and depreciation declined $14,817 or 59.3% to $10,166 for the three months ended September 30, 2011 from $24,983 for the three months ended September 30, 2010.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2010.

Interest Expense: Interest expense increased $321,628 to $332,604 for the three months ended September 30, 2011 from $10,976 for the three months ended September 30, 2010. For the three months ended September 30, 2011, $297,418 represents the amortization of the non-cash debt discount associated with the sale of the 10% Senior Secured Debentures and $35,186 represents the actual interest expense accrued on the 10% Senior Secured Convertible Debentures outstanding. .

Income Taxes: There is no provision for income tax recorded for either the three months ended September 30, 2011 or for the three months ended September 30, 2010 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $5,472,000 at December 31, 2010. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

The Company recognized a tax benefit of $76,671 due to the timing difference in tax effect between the accounting and tax basis of the Company’s 10% Senior Secured Convertible Debentures sold and converted during the three month period ended September 30, 2011.

Net Loss:  We had a net loss of $765,134 for the three months ended September 30, 2011 compared to a net loss of $188,589 for the three months ended September 30, 2010.  For the three months ended September 30, 2011 approximately $220,747 of this loss was related to the non cash amortization of the value of the debt discount to interest expense net of the tax benefit related to the 10% Senior Secured Debentures and $182,750 was related to the non cash charges for director’s compensation and officer stock options. This net loss should be viewed in light of the cash flow from operations discussed below.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Our revenue, operating expenses, and net income (loss) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 were as follows:

				Percentage
	Nine Months Ended September 30,			Change
	2011	2010	Change	Inc (Dec)

REVENUES	$343,040	$377,429	$(34,389)	(9.1%)

COSTS AND EXPENSES
Costs of production	201,724	90,604	111,120	123%
General and administrative expense	1,720,471	568,144	1,152,327	203%
Depletion and accretion	40,770	74,949	(34,179)	(45.6%)
Loss (gain) on settlements	-	(404,623)	404,623	n/m
Total expenses	1,962,965	329,074	1,633,891	497%

INCOME (LOSS) FROM OPERATIONS	(1,619,925)	48,355	(1,668,280)	(3,450)%

OTHER INCOME AND EXPENSE
Interest expense	1,511,019	30,097	1,480,922	4,921%
Total other expense	1,511,019	30,097	1,480,922

INCOME (LOSS) BEFORE TAX BENEFIT	(3,130,944)	18,258	(3,149,202)	n/m

TAX BENEFIT	466,703	-	466,703	n/m

NET INCOME (LOSS)	$(2,664,241)	$18,258	$(2,682,499)	n/m

Weighted average shares, basic and diluted	224,128,604	136,719,608
Net loss per share, basic and diluted	$(0.01)	$0.00

Revenues: All of our revenue was derived from the sale of oil and natural gas.   Our revenues decreased $34,389 or 9.1% to $343,040 for the nine months ended September 30, 2011 from $377,429 for the nine months ended September 30, 2010. Oil revenues for the nine months ended September 30, 2011 reflect the sale of 168 barrels of oil at a weighted average price of $90.31 per barrel. There were no sales of oil in the nine months ended September 30, 2010. Before offsets minority ownership, gas revenues reflect the sale of 50,770 MCF of gas at a weighted average price of $6.76 per MCF for the nine months ended September 30, 2011 compared to the sale of 60,695 MCF of natural gas sold at $6.29 per MCF for the nine month period ended September 30, 2010. The decline in gas production is attributable to the normal productivity decline that occurs with these types of wells over time.

Costs of Production:   Our cost of production, including royalties, lease, operations, production taxes and expenses increased $111,120 or 123% to $201,724 for the nine months ended September 30, 2011 from $90,604 for the nine months ended September 30, 2010.  This increase is due to additional operating expenses and other one-time charges associated with on-going well production.

General and Administrative Expense:  General and administrative expenses increased $1,152,327 or 203% to $1,720,471 for the nine months ended September 30, 2011 from $568,144 for the nine months ended September 30, 2010.   The increase reflects a number of one-time charges including accounting, auditing, and legal expenses to bring the Company current on its SEC filings, the legal cost related to the final settlement with the former officer of the Company, as well as the two additional officers hired in 2011 including the associated payroll taxes and benefits, the fair value of options granted the new officers in the current period, the operations of the Austin office opened in 2011, the services of an investor relations firm, and the fair value of the non-cash director’s compensation earned in the period.

Depletion and Accretion:  Depletion, accretion, and depreciation declined $34,179 or 45.6% to $40,770 for the nine months ended September 30, 2011 from $74,949 for the nine months ended September 30, 2010.  The decrease was due to the lower amount of asset cost basis available to deplete following the impairment adjustment of 2010.

Gain on Settlement: On March 24, 2011, we entered into a comprehensive Settlement Agreement with Jon Fullenkamp in which Fullenkamp gave up his claim to several amounts reported by us as owing to him.  The elimination of the claims were made to the financial statements in 2010 and reported in  both the 2010 Annual Report on Form 10-K and the 2010 Quarterly Reports on Forms 10-Q which had not been filed at the time of the settlement.

Interest Expense: Interest expense increased $1,480,922 to $1,511,019 for the nine months ended September 30, 2011 from $30,097 for the nine months ended September 30, 2010. Of this amount, $1,371,844 represents the amortization of the non-cash debt discount associated with the sale and conversion of the 10% Senior Secured Debentures and $139,175 represents the actual interest expense due on the 10% Senior Secured Convertible Debentures.

Income Taxes: There is no provision for income tax recorded for either the nine months ended September 30, 2011 or for the nine months ended September 30, 2010 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $5,472,000 at December 31, 2010. Our NOL generally begins to expire in 2025. We recognize the tax benefit of NOL carry forwards as assets to the extent that management believes that the realization of the NOL carry forward is more likely than not. The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. This valuation allowance is provided for all deferred tax assets.

The Company recognized a tax benefit of $466,703 due to the timing difference in tax effect between the accounting and tax basis of the Company’s 10% Senior Secured Convertible Debentures sold and converted during the nine month period ended September 30, 2011.

Net Income (Loss):  We had a net loss of $2,664,241 for the nine months ended September 30, 2011. This net loss should be viewed in light of the cash flow from operations discussed below.

For the nine months ended September 30, 2010, we had net income of $18,258 due primarily to the one-time gain of $404,623 on the settlement with our former executive officer.  Without the one-time gain we would have incurred a net loss of $386,365 for the nine months ended September 30, 2010.  This net income should be viewed in light of the cash flow from operations discussed below.

During the nine months ended September 30, 2011, as with the nine months ended September 30, 2010, we did not generate positive cash flow from normal operations.  As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

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

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2011 as compared to September 30, 2010, are as follows:
	September 30,
	2011	2010
Cash	$223,231	$69,038
Total current assets	345,455	151,836
Total assets	1,282,316	897,274
Total current liabilities	330,192	1,140,286
Total liabilities	1,287,508	1,175,263

At September 30, 2011, we had working capital of $15,263 compared to a working capital deficit of $988,450 at September 30, 2010. Current liabilities decreased to $330,192 at September 30, 2011 from $1,140,286 at September 30, 2010 primarily due to the payoff of the amount due the bank, the amount due a related party, and the conversion of preferred stock to common stock.

Net cash used in operating activities for the nine months ended September 30, 2011 totaled $1,613,778 after the net loss of $2,664,241 was decreased by $1,163,861 in non-cash charges offset by $113,398 in changes to the working capital accounts. This compares to cash used in operating activities for the nine months ended September 30, 2010 of $96,733 after the net income for the period of $18,258 was decreased by $321,034 in non cash charges and offset by $206,043 in changes to the working capital accounts.

Net cash used in investing activities for the nine months ended September 30, 2011 was $425,896 of which $417,567 was used for drilling costs related to the new working interest acquired during the period and $8,329 was used in the purchase of furniture and equipment for the Austin office.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $2,151,333. Of this amount, $2,270,000 came from the sale of debentures offset by $68,667 to retire the bank loan and the $50,000 payoff of amounts due related parties. This compares to $143,695 in cash was provided by financing activities during the nine months ended September 30, 2011 of which $162,000 came from a related party loan and $18,305 was used to pay down the bank loan.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective as our accounting processes lacked appropriate segregation of responsibilities necessary for an effective system of internal control. Due to the small size of the company, the CEO of the Company is also the CFO of the Company. On the other hand, due to the small size of the Company and the active involvement of the Board of Directors, we believe that our lack of segregation of duties and inadequate controls over the control environment does not constitute a material weakness in our internal control.

Changes in Internal Controls

Our management, with the participation of our CEO/CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2011.  Based on that evaluation, our CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II – Other Information

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

In the matter of Victory Energy Corporation vs. John Kinross-Kennedy, CPA: On August 5, 2011, we settled the litigation that was filed on March 18, 2011, against our former independent public accounting firm, John Kinross-Kennedy, for professional negligence.  The Company executed a Settlement Agreement and Mutual Release with Mr. Kinross-Kennedy as the matter has been satisfactorily resolved.

In the matter of Oz Gas Corporation v. Remuda Operating Company, et al. v. Victory Energy Corporation: This case is currently set to go to trial February 6, 2012.  The Company believes that the claims made by Oz have no merit.  While the outcome of the case cannot be determined with certainty, it is Victory’s belief that its maximum exposure if the case is lost is its initial investment in the 155-2 well.  Should this occur, the Company will seek recovery of its losses from the seller of the well under certain warranties of title made in the purchase of the well.

In the matter of James Capital Energy, LLC and Victory Energy Corporation v. Jim Dial, et al: On October 20, 2011 Defendant Remuda Operating Company (“Remuda”) filed a Counter-Claim against Victory, seeking recovery of approximately $1,200,000.00 in damages for reimbursement of certain charges allegedly incurred by Remuda in the drilling of the 154-6 well on the Adams Baggett Ranch.  Victory is of the opinion that the counterclaim made by Remuda has no legal merit. As of this date, no trial date has been set.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on May 16, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the following unregistered securities were issued for the purposes noted.

During the three months ended September 30, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $270,000 to eight individuals or investment entities who are non-affiliates of the Company in exchange for $270,000.  The debentures are convertible into 54,000,000 shares of common stock at a conversion price of $0.005 per share.

During the three months ended September 30, 2011, we issued warrants to purchase a total of 270,000 shares of common stock to eight individuals or investment entities who are non-affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures. The warrants are convertible into 270,000 shares of the Company’s common stock.

During the three months ended September 30, 2011, we issued 10% Senior Secured Convertible Debentures with the total face value of $207,500 to seven individuals or investment entities who are affiliates of the Company in exchange for $207,500.  The debentures are convertible into 41,500,000 shares of common stock at a conversion price of $0.005 per share.

During the three months ended September 30, 2011, we issued warrants to purchase a total of 207,500 shares of common stock to seven individuals or investment entities who are affiliates of the Company at an exercise price of $0.005 as part of the terms of the sale of the debentures. The warrants are convertible into 207,500 shares of the Company’s common stock.

During the three months ended September 30, 2011, we issued 3,000,000 non-qualified stock options to the officer employees of the company to purchase the common stock of the Company for $0.01 per share to the officers of the Company as part of their compensation. The options have a four year life and vest immediately.

During the three months ended September 30, 2011, we issued 6,000,000 non-qualified stock options to the officer employees of the company to purchase the common stock of the Company for $0.02 per share to the officers of the Company as part of their compensation. The options have a six year life and vest over 24 months.

The Company determined that the fair value of the options upon grant was $243,000 of which $87,750 was recognizable immediately and $155,250 would be amortized over the remaining 23 month of vesting, The value was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 4 and 6 years, a stock volatility of 685.1%, a risk free interest rate of 0.94%, and no expected dividend yield.

On September 30, 2011, we issued warrants to purchase a total of 1,500,000 shares of common stock to board members of the Company at an exercise price of $0.01 per share in exchange for services as a member of the board. Of these warrants, each board member is to receive warrants to purchase 100,000 shares for each meeting.  These warrants will be physically issued by us to the individuals on December 31, 2011.

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

Item 5.  Other Information

As previously disclosed in prior filings with the SEC, the Company is selling Units to accredited investors in a private placement, each unit consisting of a 10% Senior Secured Convertible Debenture and warrant to purchase shares of common stock.  There are no registration rights for the common shares. The Company has authorized an increase in the total amount to be raised in the private placement to $3.0 million. Additionally, the Company extended the closing of the private placement from its amended closing date of August 31, 2011 to December 31, 2011.

Item 6.	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification by Robert Miranda
31.2	Rule 13a-14(a)/15d-14(a) Certification by Robert Miranda
32	Section 1350 Certification by Robert Miranda

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ENERGY CORPORATION
Date: November 14, 2011

	By:	/s/ Robert J. Miranda
Robert J. Miranda
Chief Executive Officer,
Chief Financial Officer,
Chairman, and Director