Form 10-Q
period 2012-03-31
VICTORY ENERGY CORP
filed 2012-05-15
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 002-76219NY

VICTORY ENERGY CORPORATION

(Exact Name of Company as Specified in its Charter)

Nevada	87-0564472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3355 Bee Caves Road Ste 608, Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

(512)-347-7300

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

Yes ☐       No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 1, 2012 there were 27,170,418 shares of common stock, par value $0.001, issued and outstanding. This reflects the 1:50 reverse stock split that became effective on January 12, 2012.

VICTORY ENERGY CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

Cautionary Notice Regarding Forward Looking Statements

Victory Energy Corporation desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to business, strategies, future results and events and financial performance. All statements made in this Quarterly Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$872,367	$475,623
Accounts receivable	49,921	79,185
Subscriptions Receivable	90,000	-
Prepaid expenses	22,182	29,555
Total current assets	1,034,470	584,363

FIXED ASSETS
Furniture and equipment	10,623	10,623
Accumulated depreciation	(3,903)	(3,550)
Total furniture and fixtures, net	6,720	7,073

Oil and natural gas properties, net of impairment	2,541,424	1,953,629
Accumulated depletion	(1,045,356)	(1,026,900)
	1,496,068	926,729

TOTAL ASSETS	$2,537,258	$1,518,165

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$213,649	$326,973
Accrued interest	-	150,267
Accrued liabilities	177,499	179,979
Liability for unauthorized preferred stock issued	32,164	32,164
Total current liabilities	423,312	689,383

OTHER LIABILITIES
Senior convertible debenture, net of debt discount	-	632,534
Deferred tax liability	-	748,763
Asset retirement obligation	30,004	30,004
TOTAL LIABILITIES	453,316	2,100,684

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 47,500,000 shares authorized, 26,973,707 and 7,647,494 issued and outstanding, respectively	401,934	382,308
Additional paid in capital	42,783,080	35,126,462
Accumulated deficit	(41,101,072)	(36,091,289)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,083,942	(582,519)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,537,258	$1,518,165

VICTORY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES	$63,965	$85,786

COSTS AND EXPENSES
Lease operating expenses	(14,155)	41,498
Production taxes	6,479	5,127
Exploration	86,742	73,132
Exploration - non cash	10,125	-
General and administrative expense	645,875	596,337
General and administrative expense - non cash	335,850	18,960
Depletion, depreciation, and accretion	18,809	12,202
Total expenses	1,089,725	747,256

LOSS FROM OPERATIONS	(1,025,760)	(661,470)

OTHER EXPENSE
Interest expense	3,984,023	213,112
Total other expense	3,984,023	213,112

NET LOSS BEFORE TAX BENEFIT	(5,009,783)	(874,582)

TAX BENEFIT	-	58,105

NET LOSS	$(5,009,783)	$(816,477)

Weighted average shares, basic and diluted	10,874,774	2,735,726
Net loss per share, basic and diluted	$(0.46)	$(0.30)

VICTORY ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,009,783)	$(816,477)
Adjustments to reconcile net loss from operations to
net cash used in operating activities
Amortization of debt discount and financing warrants	265,460	170,086
Depletion and depreciation	18,809	12,202
Debt discount on debentures converted to common stock	3,661,781	-
Stock based compensation	82,125	-
Tax benefit of debenture discount	-	(58,105)
Warrants for services	263,850	18,960
Change in working capital
Accounts receivable	29,264	4,261
Subscriptions receivable	(90,000)	-
Prepaid expense	7,373	2,153
Accounts payable	(113,324)	45,812
Accrued liabilities	53,984	57,498
Net cash used in operating activities	(830,461)	(563,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling costs in progress	(82,795)	(205,539)
Acquisition of land	(505,000)	-
Purchase of furniture and fixtures	-	(8,329)
Net cash used in investing activities	(587,795)	(213,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of debentures	1,725,000	910,000
Sale of stock for cash	90,000	-
Bank line of credit - net of repayments	-	(6,600)
Payments on notes payable to related party	-	(50,000)
Net cash provided by financing activities	1,815,000	853,400

Net change in cash and cash equivalents	396,744	75,922

Beginning cash and cash equivalents	475,623	111,572

Ending cash and cash equivalents	$872,367	$187,494

Supplemental schedule of non-cash investing and
financing activities:
Debentures exchanged for common stock	$4,559,775	$-
Common stock exchanged for accrued interest	$206,731	$-
Deferred tax liability	$-	$309,655

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$318	$10,274
Income taxes	$-	$-

Victory Energy Corporation and Subsidiary

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Financial Statement Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying interim consolidated financial statements as of March 31, 2012, for the three months ended March 31, 2012 and 2011, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Victory Energy Corporation and subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

Organization and nature of operations

Victory Energy Corporation (OTCQB symbol VYEY) was organized under the laws of the State of Nevada on January 7, 1982. Prior to May 3, 2006 the Company operated as Victory Capital Holdings Corporation among other corporate names. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock.

On January 12, 2012 the Company implemented a 1:50 reverse stock split. All information in this Form 10-Q reflects this reverse stock split.

The Company is engaged in the exploration, acquisition, development and exploitation of domestic oil and gas properties. Current operations are primarily located onshore in Texas, New Mexico and Oklahoma. We are headquartered in Austin, Texas.

Victory may invest in oil and gas projects directly, or through its partnership with Aurora Energy Partners, a Texas General Partnership (“Aurora”). Currently all oil and gas assets are held through the Aurora partnership. Victory is the managing partner of Aurora. On December 6, 2012, Victory increased its ownership of Aurora from 15% to 50% on the signing of the Second Amended Partnership Agreement with the Navitus Energy Group. Our future capital and exploration expenditures will focus primarily on oil or liquid-rich gas projects. The Company will develop its investment opportunities through both internal capabilities and strategic industry relationships.

Going Concern

As reported in the consolidated financial statements, we had a net loss of $5,009,783 for the three months ended March 31, 2012.  Of this amount, approximately $4,292,025 was for non-cash expenses including the amortization of the debt discount and warrants associated with the Company’s 10% Senior Secured Convertible Debentures, the unamortized portion of the debt discount recognized on the conversion of the debentures to common stock on February 29, 2012, warrants given for services, and stock based compensation.

The cash proceeds from the sale of debentures have allowed the Company to continue operations and invest in new oil and gas properties. Management anticipates that operating losses will continue in the near term.

At March 31, 2012, the Company had $611,158 in working capital and was in active discussions with The Navitus Energy Group related to longer term financing required for our capital expenditures planned for 2012 and 2013. We are also discussing capital requirements and funding with other potential investors. Without additional outside investment from the sale of equity securities or debt financing our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows.

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

Allowance for Doubtful Accounts

We recognize an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. Accounts receivable for the sale of oil are typically collected in the month following the month of production. Accounts receivable for the sale of gas are typically collected in the second month following the month of production. There were no allowances for doubtful account balances at March 31, 2012 or December 31, 2011.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of March 31, 2012 and for the three months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of March 31, 2012 were as follows:

Description	Level 1	Level 2	Level 3	Total Realized (Loss) due to Valuation	Total Unrealized (Loss)
Proved Properties (net)	$—	$—	$565,303	$—	$—
Totals	$—	$—	$565,303	$—	$—

The Company valued the producing properties at their fair value in accordance with the applicable Accounting Standards Codification (“ASC”) standard due to the impairment indicators prevalent as of March 31, 2012.  The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. No impairment expense was recorded as of March 31, 2012.

Concentrations

There is a ready market for the sale of crude oil and natural gas. During the three months ended March 31, 2012, each of our fields sold all of its oil and natural gas production to one purchaser for each field and all of its natural gas production to one purchaser for each field. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results

Accounting estimates

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

The Company recorded no impairment loss for the three months ended March 31, 2012.

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

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the accounting for uncertainty in income taxes.  The guidance prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, the it provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense. The provisions of this guidance have been incorporated into Accounting Standards Codification ("ASC") 740-10.

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

The Company recognized stock-based compensation expense of $345,975 from warrants granted to consultants and directors for their services and from stock options issued to officers for the three months ended March 31, 2012. For the three months ended March 31, 2011, the Company recognized $18,960 in expense for warrants granted to directors for their service as directors.

Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following as of:

	March 31,	December 31,
	2012	2011

Land	$625,625	$101,259
Drilling and work in process	305,140	268,436
Proved property – purchased gas wells	3,015,322	3,015,322
Proved property – drilled gas wells	1,753,026	1,753,026
Producing oil wells	246,425	219,700
Total oil and natural gas properties, cost	5,945,538	5,356,743
Less: accumulated depreciation, depletion and impairment	(4,449,470)	(4,431.014)
Oil and natural gas properties, net	$1,496,068	$926,729

Depletion expense for the three months ended March 31, 2012 and 2011 was $18,456 and $12,005, respectively. During the three months ended March 31, 2012 and 2011, respectively, the Company recorded no impairment losses on its oil and gas properties.

Note 4 – Liability for Unauthorized Preferred Stock Issued

During the year ended December 31, 2006, the Company authorized 10,000,000 shares of Preferred Stock, convertible to common stock at the rate of 100 shares of common for every share of preferred. During 2006, the Company issued 715,517 shares of this preferred stock for cash of $246,950.  The Company subsequently issued additional preferred stock and had several preferred shareholders converted their shares into common stock during the years ended December 31, 2010, 2009, 2008, and 2007.

During the course of the Company’s internal investigation, it was determined by the Company’s legal counsel that the preferred shares had not been duly authorized by the State of Nevada. Since the Company had issued and received consideration for the preferred stock, notwithstanding that the stock was not legally authorized, the Company reclassified the preferred stock into a liability and does not present preferred stock in the equity section of the balance sheet. The Company has offered to settle the debt with the remaining holders of the unauthorized preferred stock by honoring the terms of conversion of one share of preferred into 100 shares of common stock on a pre-split basis. The Company intends to cancel the preferred stock once all remaining preferred stockholders have converted.

There were 238,966. shares of unconverted preferred stock outstanding at March 31, 2012 and December 31, 2011, respectively.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	March 31, 2012	December 31, 2011
Liability for unauthorized preferred stock	$32,164	$32,164

Note 5 – Senior Secured Convertible Debentures

On February 29, 2012, all of the then outstanding Debentures were converted into shares of the Company’s common stock in accordance with their terms.

In the following discussion, all share references have been adjusted to reflect a 1:50 reverse stock split by the Company on January 12, 2012.

Between October 15, 2010, and February 29, 2012, the Company entered into agreements with accredited investors for the cash sale by the Company of an aggregate of $5,120,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which were convertible into an aggregate of 20,480,000 shares of the Company’s common stock at a conversion price of $0.25 per share of common stock, subject to the customary adjustments for stock splits, stock dividends, recapitalizations and the like.  There are no registration rights for the converted shares.

In addition, on December 31, 2010, the Company converted a note payable and accrued interest due to a related party of $552,275 to the same 10% Senior Secured Convertible Debenture which is convertible into an aggregate of 2,209,100 shares of the Company’s common stock at a conversion price of $0.25 per share of common stock, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.  There are no registration rights for the converted shares.

The maturity date of the Debentures is September 30, 2013, but may be extended at the sole discretion of the Company to December 31, 2013.

In connection with the Debenture offering, the Company also issued five (5) year warrants to purchase an aggregate of 102,400 shares of the Company’s common stock at an exercise price of $0.25 per share, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like, to the investors.

The Company has the right to force conversion of the Debentures under certain terms and conditions

The Debentures are secured under the terms of a Security Agreement by a security interest in all of the Company’s personal property. The relative fair value of the warrants and beneficial conversion features of the debentures were determined at the time of issuance using the methodology prescribed by current accounting guidance.

The cash proceeds of $5,120,000 were allocated to working capital and investments in oil and gas.

During the two months ended February 29, 2012, the Company issued $1,725,000 of these Debentures for cash of $1,725,000. The Company determined the initial fair value of the beneficial conversion feature was approximately $1,725,000. The Company also determined that the relative fair value of the warrants upon issuance was $61,649 which was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 5 years, a stock volatility ranging from 673.2% to 674.8% , a risk free interest rate ranging from .71% to .87%, and no expected dividend yield. The initial fair value of the warrants of $61,649 and the beneficial conversion feature of $1,663,351 were recorded by the Company as a financing discount of $1,725,000 which the Company is amortizing to interest expense over the life of the Debentures.

On June 30, 2011, $1,112,500 of the Debentures were converted into 4,450,000 shares of the Company’s common stock in accordance with their terms.

On February 29, 2012, all of the $4,559,775 then outstanding Debentures were converted into 18,239,100 shares of the Company’s common stock in accordance with their terms.

Senior secured convertible debentures consisted of the following as of:

	March 31, 2012	December 31, 2011
Convertible debentures, interest at 10% per annum payable quarterly, due September 30, 2013 with detachable warrants	$5,120,000	$3,395,000
Convertible debentures, interest at 10% per annum payable quarterly, due September 30, 2013 issued in exchange for notes payable and accrued interest to related party	552,275	552,275
Convertible debentures converted to common stock	(5,672,275)	(1,112,500)
Subtotal	—	2,834,775
Debt discount	—	(2,202,241)
Net book value	$—	$632,534

At the time of conversion on February 29, 2012 amortization of the debt discount and related financing warrants for the two months then ended totaled $265,460.

Note 6 – Shareholders Equity

The Company estimates the fair value of employee stock options and warrants granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of warrants and stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected warrant or option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company’s common stock.

The following weighted average assumptions were used in estimating the fair value of share-based payment arrangements during the three months ended March 31, 2012:

Annual dividends	0
Expected volatility	514.9% - 700.2%
Risk-free interest rate	0.71% - 1.04%
Expected life	4 – 6 years

During the three months ended March 31, 2012, the following unregistered securities were issued for the purposes noted. All shares and prices have been adjusted for the 1:50 reverse stock split effective for the Company on January 12, 2012.

During the three months ended March 31, 2012, we issued 10% Senior Secured Convertible Debentures with the total face value of $1,170,000 to 34 individuals or investment entities who are non-affiliates of the Company in exchange for $1,170,000.  The debentures are convertible into 4,680,000 shares of common stock at a conversion price of $0.25 per share.

During the three months ended March 31, 2012, we issued warrants to purchase a total of 23,400 shares of common stock to 34 individuals or investment entities who are non-affiliates of the Company at an exercise price of $0.25 as part of the terms of the sale of the debentures. The warrants are convertible into 23,400 shares of the Company’s common stock.

During the three months ended March 31, 2012, we issued 10% Senior Secured Convertible Debentures with the total face value of $555,000 to four individuals or investment entities who are affiliates of the Company in exchange for $555,000.  The debentures are convertible into 2,220,000 shares of common stock at a conversion price of $0.25 per share.

During the three months ended March 31, 2012, we issued warrants to purchase a total of 4,100 shares of common stock to four individuals or investment entities who are affiliates of the Company at an exercise price of $0.25 as part of the terms of the sale of the debentures. The warrants are convertible into 4,100 shares of the Company’s common stock.

During the three months ended March 31, 2012, we issued 30,000 non-qualified stock options to an officer employee of the Company to purchase the common stock of the Company for $0.50 per share as part of their compensation. The options have a four year life and vest immediately.

During the three months ended March 31, 2012, we issued 60,000 non-qualified stock options to an officer employee of the Company to purchase the common stock of the Company for $1.00 per share as part of his compensation. The options have a six year life and vest over 24 months.

The Company determined that the fair value of the options upon grant was $148,500 of which $49,500 was recognizable immediately and $99,000 would be amortized over the remaining 24 months of vesting, The value was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 4 and 6 years, a stock volatility of 700.2%, a risk free interest rate of 0.86%, and no expected dividend.

On January 3, 2012, we issued warrants to purchase a total of 15,000 shares of common stock at an exercise price of $.50 and warrants to purchase 30,000 shares of common stock at an exercise price of $1.00 to a board member in return for services as General Counsel to the Company. The Company determined that the fair value of these warrants was $74,250 which was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 5 years, a stock volatility of 514.9%, a risk free interest rate of 0.89%, and no expected dividend yield.

On February 20, 2012, we issued warrants to purchase 30,000 shares of common stock at an exercise price of $.50 and warrants to purchase 60,000 shares of common stock at an exercise price of $1.00 to a consultant to the Company as part of the compensation for services rendered to the Company. The Company determined that the fair value of these warrants was $156,600 which was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 5 years, a stock volatility of 517.1%, a risk free interest rate of 0.81%, and no expected dividend yield.

On March 31, 2012, we authorized warrants to be issued to purchase a total of 30,000 shares of common stock at an exercise price of $.50 to members of the board in return for their board service. Each board member earns warrants to purchase 2,000 shares for each monthly meeting attended.  These warrants will be physically issued by us to the individuals on December 31, 2012.

The Company determined that the fair value of the warrants granted to the board members was $33,000 which was calculated under a Black-Scholes option pricing model using as assumptions an expected life of 5 years, a stock volatility of 518.4%, a risk free interest rate of 1.04%, and no expected dividend yield.

Note 7 – Income Taxes

As a result of net operating losses and the inability to record a benefit for its deferred income tax assets, the Company has no income tax provision for the three months ended March 31, 2012. The Company had no income tax provision for the year ended December 31, 2011.

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

At December 31, 2011, the Company had available Federal and state net operating loss carry forwards to reduce future taxable income of approximately $13,130,000. The Federal net operating loss carry forward begins to expire in 2025.

Given the Company’s history of net operating losses, management has determined that it is more-likely-than-not the Company will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2012 and December 31, 2011, respectively.  Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

Note 8 – Subsequent Events

On May 7, 2010, the Company entered into an agreement to sell our working interests in the Jones County and Atwood properties to CO Energy who is the current Operator of the properties for $400,000 which is expected to result in a gain for the Company on the sale. Cash proceeds will be paid to us in equal installments of $200,000 in May and July, 2012.

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

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Financial Information” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2011 and 2010.

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

General Overview

We are an independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties through our partnership with Aurora Energy Partners.  We are geographically focused on the onshore United States. Our operational focus is the acquisition, through the most cost effective means possible, of production or near production oil and natural gas field assets. Our areas of operation include Texas, New Mexico and Oklahoma.

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

Going Concern

As reported in the consolidated financial statements, we had a net loss of $5,009,783 for the three months ended March 31, 2012.  Of this amount, approximately $4,292,025 was for non cash expenses of the Company during the period including the amortization of the debt discount and warrants associated with the Company’s 10% Senior Secured Convertible Debentures, the recognition of the unamortized portion of the debt discount on the conversion of the debentures to common stock on February 29, 2012, warrants given for services, and stock based compensation. Our accumulated deficit is $41,101,072 as of quarter end 2012.

The cash proceeds from the sale of debentures have allowed the Company to continue operations and invest in new oil and gas properties. At quarter end, we had $611,158 in net working capital. Management intends to fund the 2012 investment program using this working capital, the proceeds from asset sales in the second quarter, cash generated from operations and additional capital provided by The Navitus Energy Group or other parties. We are in active discussions with The Navitus Energy Group to receive capital under the terms and conditions already agreed last year when the Aurora Partnership Agreement was amended. Without additional capital received from the sale of equity securities or debt, our operating activities and overhead expenses must be scaled back to a level commensurate with cash flow from existing operations.

The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Our revenue, operating expenses, and net income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 were as follows:

				Percentage
	Three Months Ended March 31,			Change
	2012	2011	Change	Inc (Dec)

REVENUES	$63,965	$85,786	$(21,821)	(25.4%)

COSTS AND EXPENSES
Lease operating expense	(14,155)	41,498	(55,653)	n/m
Production Taxes	6,479	5,127	1,352	26.4%
Exploration	86,742	73,132	13,610	18.6%
Exploration - non cash	10,125	-	10,125	n/m
General and administrative expense	645,875	596,337	49,538	8.3%
General and administrative expense - non cash	335,850	18,960	316,890	n/m
Depletion and accretion	18,809	12,202	6,607	54.1%
Total expenses	1,089,725	747,256

LOSS FROM OPERATIONS	(1,025,760)	(661,470)	(364,290)	(55.1%)

OTHER EXPENSE
Interest expense	3,984,023	213,112	3,770,911	n/m
Total other expense	3,984,023	213,112

NET LOSS BEFORE TAX BENEFIT	-	58,105	(58,105)	n/m

NET LOSS	$(5,009,783)	$(816,477)	$(4,193,306)	n/m

Weighted average shares, basic and diluted	10,874,774	2,735,726
Net loss per share, basic and diluted	$(0.46)	$(0.30)

Revenues: All of our revenue was derived from the sale of oil and natural gas.  Our revenues decreased $21,821 or 25.4% to $63,965 for the three months ended March 31, 2012 from $85,786 for the three months ended March 31, 2011.  The decrease reflects a decline in the amount of natural gas sold to 10,386 Mcf (thousand cubic feet) at $4.77 per Mcf for the three months ending March 31, 2012 from 11,675 Mcf sold at $6.49 per Mcf in the three months ended March 31, 2011. The decline in physical gas production is attributable to the normal productivity decline that occurs with these types of wells over time. During the three months ended March 31, 2012, we also sold 184 barrels of oil at $92.24 per barrel. There were no sales of oil in the three months ended March 31, 2011.

Lease Operating Expenses:  Our cost of production includes a one-time credit of $35,157 received from an Operator that had received the credit from one of its vendors. Had this credit not been recognized in the period, our cost of production would have been approximately $21,002 for the three months ending March 31, 2012 which would have represented a decrease of $20,496 or 49.4% from $41,498 for the three months ended March 31, 2011.

Production Taxes: Production taxes increased $1,352 or 26.4% to $6,479 for the three months ended March 31, 2012 from $5,127 for the three months ended March 31, 2011. The change is not considered meaningful and reflects the timing of the calculation and payment of production taxes.

Exploration Expense: Exploration expense increased $13,610 or 18.6% to $86,742 for the three months ended March 31, 2012 from $73,132 for the three months ended March 31, 2011. This increase reflects the higher tempo of exploration activities as the Company had only just hired a full time exploration officer employee in the three months ended March 31, 2011.

Exploration Expense – non cash: Exploration non-cash expense increased $10,125 for the three months ended March 31, 2012 from $0 for the three months ended March 31, 2011. This increase reflects the vesting of exploration-dedicated employee stock options during the three months ended March 31, 2012.

General and Administrative Expense:  General and administrative expenses increased $49,538 or 8.3% to $645,875 for the three months ended March 31, 2012 from $596,337 for the three months ended March 31, 2011.   For the most part, the increase reflects the addition of a new chief financial officer, ongoing investor relations activities, and outside management consulting services which were not part of general and administrative expense in the three months ended March 31, 2011.

General and Administrative Expense – non cash:  General and administrative non-cash expenses increased $316,890 to $335,850 for the three months ended March 31, 2012 from $18,960 for the three months ended March 31, 2011.   The increase reflects the non cash charges related to the issuance of warrants to board members for their service as members of the board, additional warrants to a related party to serve as general counsel of the Company, warrants to a management consultant for services in that capacity, employee stock options to the new Chief Financial Officer, and the amortization of employee stock options as such options vest. Such non-cash compensation totaled $18,960 in the three months ended March 31, 2011 in warrants to the board members for their service as members of the board.

Depletion and Accretion:  Depletion, accretion, and depreciation increased $6,607 or 54.1% to $18,809 for the three months ended March 31, 2012 from $12,202 for the three months ended March 31, 2011.  The increase is due to the additional depletion of the operating oil wells in 2012 which the company did not have in the three months ending March 31, 2011.

Interest Expense: Interest expense increased $3,770,911 to $3,984,023 for the three months ended March 31, 2012 from $213,112 for the three months ended March 31, 2011. For the three months ended March 31, 2012, $265,460 represents the amortization of the non-cash debt discount associated with the sale of the outstanding 10% Senior Secured Convertible Debentures from January 1, 2012 up to the point where the debentures were converted to common stock on February 29, 2012, $3,661,781 represents the recognition of the remaining non-cash debt discount associated with the conversion of all the outstanding debentures to common stock on February 29, 2012, and $56,782, for the most part, represents the actual interest expense accrued on the 10% Senior Secured Convertible Debentures outstanding until their conversion on February 29, 2012.

Income Taxes: There is no provision for income tax recorded for either the three months ended March 31, 2012 or for the three months ended March 31, 2011 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $13,130,000 at December 31, 2011. Our NOL generally begins to expire in 2025.

The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. Given the Company’s history of net operating losses, management has determined that it is more-likely-than-not the Company will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance thus be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

All tax benefits recognized in 2011 due to the timing difference in tax effect between the accounting and tax basis of the Company’s 10% Senior Secured Convertible Debentures were eliminated when the debentures were converted to common stock during the three month period ended March 31, 2012.

Net Loss:  We had a net loss of $5,009,783 for the three months ended March 31, 2012 compared to a net loss of $816,477 for the three months ended March 31, 2011.  For the three months ended March 31, 2012 approximately $4,292,025 of this loss was related to the non-cash charges related to the debt discount on the Companies 10% Senior Secured Convertible Debentures which were converted to common stock on February 29, 2012 and to non cash compensation awards to individuals for board service, employee stock options, and other management and consulting services. This net loss should be viewed in light of the cash flow from operations discussed below.

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

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2012 as compared to March 31, 2011, are as follows:

	March 31,
	2012	2011
Cash	$872,367	$187,493
Total current assets	1, 34,470	280,805
Total assets	2,537,258	1,034,206
Total current liabilities	423,312	677,879
Total liabilities	453,316	1,492,135

At March 31, 2012, we had working capital of $611,158 compared to a working capital deficit of $397,074 at March 31, 2011. Current liabilities decreased to $423,312 at March 31, 2012 from $677,879 at March 31, 2011 primarily due to the payoff of the amount due the bank, the amount due a related party, the conversion of unauthorized preferred stock to common stock, and the conversion of accrued interest to common stock.

Net cash used in operating activities for the three months ended March 31, 2012 totaled $830,461 after the net loss of $5,009,783 was decreased by $4,292,025 in non-cash charges and offset by $112,703 in changes to the working capital accounts. This compares to cash used in operating activities for the three months ended March 31, 2011 of $563,610 after the net loss for the period of $816,477 was decreased by $143,143 in non cash charges and $109,724 in changes to the working capital accounts.

Net cash used in investing activities for the three months ended March 31, 2012 was $587,795 of which $82,795 was for drilling and related costs for exploration efforts and $505,000 was used to acquire land for drilling. This compares to $205,539 in drilling costs and $8,329 in purchases of furniture and fixtures for the then new Austin, Texas office during the three months ended March 31, 2011.

Net cash provided by financing activities for the three months ended March 31, 2012 was $1,815,000 of which $1,725,000 came from the sale of the Company’s 10% Senior Secured Convertible Debentures and $90,000 came from the sale of stock. This compares to $853,400 provided by financing activities during the three months ended March 31, 2011 of which $910,000 came from the sale of the Company’s 10% Senior Secured Convertible Debentures,$6,600 was used to pay down the bank line of credit and $50,000 was used to pay off a note due a related party.

Item 3. Qualitative and Quantitative Discussions About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include market risk factors in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures are now effective.

Changes in Internal Controls

While the Company is still small we now have separate full-time employees serving as the CEO and CFO. Moreover, the Board of Directors continues to be proactively involved in the management of the business. Thus, risks associated with adequate segregation of duties have been addressed. Also, the skills and capabilities of the new CFO as well as ongoing advice and expertise provided by outside advisors gives assurance that our financial reporting is accurate and timely. We have disclosure processes in place to identify transactions and events to be reported, as applicable. Additional internal control enhancements are planned for implementation in the second and third quarters of 2012.

Part II – Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of the litigation as reported in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the following unregistered securities were issued for the purposes noted.

During the three months ended March 31, 2012, we issued 10% Senior Secured Convertible Debentures with the total face value of $1,170,000 to 34 individuals or investment entities who are non-affiliates of the Company in exchange for $1,170,000.  The debentures are convertible into 4,680,000 shares of common stock on a post-split basis at a conversion price of $0.25 per share.

During the three months ended March 31, 2012, we issued warrants to purchase a total of 23,400 shares of common stock to 34 individuals or investment entities who are non-affiliates of the Company at an exercise price of $0.25 as part of the terms of the sale of the debentures. The warrants are convertible into 23,400 shares of the Company’s common stock.

During the three months ended March 31, 2012, we issued 10% Senior Secured Convertible Debentures with the total face value of $555,000 to four individuals or investment entities who are affiliates of the Company in exchange for $555,000.  The debentures are convertible into 2,220,000 shares of common stock at a conversion price of $0.25 per share.

During the three months ended March 31, 2012, we issued warrants to purchase a total of 4,100 shares of common stock to four individuals or investment entities who are affiliates of the Company at an exercise price of $0.25 as part of the terms of the sale of the debentures. The warrants are convertible into 4,100 shares of the Company’s common stock.

During the three months ended March 31, 2012, we issued 30,000 non-qualified stock options to an officer employee of the Company to purchase the common stock of the Company for $0.50 per share as part of their compensation. The options have a four year life and vest immediately.

During the three months ended March 31, 2012, we issued 60,000 non-qualified stock options to an officer employee of the Company to purchase the common stock of the Company for $01.00 per share as part of his compensation. The options have a six year life and vest over 24 months.

On January 3, 2012, we issued warrants to purchase a total of 15,000 shares of common stock at an exercise price of $.50 and warrants to purchase 30,000 shares of common stock at an exercise price of $1.00 to a Board member in return for services as General Counsel to the Company.

On February 20, 2012, we issued warrants to purchase 30,000 shares of common stock at an exercise price of $.50 and warrants to purchase 60,000 shares of common stock at an exercise price of $1.00 to a consultant to the Company as part of the compensation for services rendered to the Company.

On March 31, 2012, we authorized warrants to be issued to purchase a total of 30,000 shares of common stock at an exercise price of $.50 to members of the board in return for their board service. Each board member earns warrants to purchase 2,000 shares for each monthly meeting attended.  These warrants will be physically issued by us to the individuals on December 31, 2012.

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

Item 5.   Other Information

On January 12, 2012, the Company implemented a 1:50 reverse stock split first announced on October 13, 2011. This matter was reported on Form 8-K filed with the SEC on January 13, 2012

On February 29, 2012, all the outstanding 10% Senior Secured Convertible Debentures were converted to common shares of the Company in accordance with the terms of the underlying debentures. The matter was reported on Form 8-K filed with the SEC on March 6, 2012.

Item 6.   Exhibits

(a)             Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by Kenneth Hill
31.2	Rule 13a-14(a)/15d-14(a) Certification by Mark Biggers
32.1	Section 1350 Certification by Kenneth Hill and Mark Biggers
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	VICTORY ENERGY CORPORATION

	By:	/s/ KENNETH HILL
Kenneth Hill
Chief Executive Officer and Director

