Form 10-Q
period 2012-06-30
VICTORY ENERGY CORP
filed 2012-08-14
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐       No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 24, 2012, 2012, there were 27,511,819 shares of common stock, par value $0.001, issued and outstanding and held by 1,433 stockholders of record. This reflects the 1:50 reverse stock split that became effective on January 12, 2012.

VICTORY ENERGY CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

Cautionary Notice Regarding Forward Looking Statements

Victory Energy Corporation desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to business, strategies, future results and events and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Victory Energy Corporation’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. It is not possible to identify all of these risks, uncertainties or assumptions. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	our continued operating losses;
•	our auditors questioning of our ability to continue as a going concern;
•	difficulties in raising additional capital;
•	challenges in growing our business;
•	designation of our common stock as a “penny stock” under SEC regulations;
•	FINRA requirements that may limit the ability to buy and sell our common stock;
•	volatility in the price of our common stock;
•	the highly speculative nature of an investment in our common stock;
•	climate change and greenhouse gas regulations;
•	federal and state regulations relating to hydraulic fracturing;
•	global economic conditions;
•	the substantial amount of capital required by our operations;
•	the volatility of oil and natural gas prices;
•	the high level of risk associated with drilling for and producing oil and natural gas;
•	assumptions associated with reserve estimates;
•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;
•	seismic studies may not guarantee the presence of oil or natural gas in commercial quantities;
•	potential exploration, production and acquisitions may not maintain revenue levels in the future;
•	future acquisitions may yield revenues or production that differ significantly from our projections;
•	difficulties associated with managing a growing enterprise;
•	strong competition from other oil and natural gas companies;
•	the unavailability or high cost of drilling rigs and related equipment;
•	our inability to control properties that we do not operate;
•	our dependence on key management personnel and technical experts;
•	our dependence on third parties for the marketing of our natural gas production;
•	our inability to keep pace with technological advancements in our industry;
•	the potential for write-downs in the carrying values of our oil and natural gas properties;
•	our compliance with complex laws governing our business;
•	our failure to comply with environmental laws and regulations;
•	the demand for oil and natural gas and our ability to transport our production;
•	the financial condition of the operators of the properties in which we own an interest;
•	our levels of insurance or those of our operators may be insufficient;
•	terrorist attacks on our operations;
•	the dilutive effect of additional issuances of our common stock, options or warrants;
•	our non-payment of cash dividends;
•	any impairments of our oil and gas properties; and
•	the results of pending litigation.

Additionally, the information set forth under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report could cause actual results to differ materially from those in the forward-looking statements. Other unpredictable or unknown factors not discussed in this report could also cause actual results to differ materially from those in the forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash	$320,015	$475,623
Accounts receivable	41,998	79,185
Other receivable	200,000	-
Prepaid expenses	28,245	29,555
Total current assets	590,258	584,363

FIXED ASSETS
Furniture and equipment	20,982	10,623
Accumulated depreciation	(4,021)	(3,550)
Total furniture and fixtures, net	16,961	7,073

Producing oil and natural gas properties, net of impairment	1,688,949	1,585,745
Accumulated depletion	(1,026,108)	(1,026,900)
Drilling costs in process	252,397	266,625
Undeveloped land	706,093	101,259
Total oil and gas properties, net	1,621,331	926,729

TOTAL ASSETS	$2,228,550	$1,518,165

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$63,642	$326,973
Accrued interest	-	150,267
Accrued liabilities	142,947	179,979
Liability for unauthorized preferred stock issued	9,283	32,164
Total current liabilities	215,872	689,383

OTHER LIABILITIES
Senior secured convertible debenture, net of debt discount	-	632,534
Deferred tax liability	-	748,763
Asset retirement obligation	30,004	30,004
TOTAL LIABILITIES	245,876	2,100,684

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 47,500,000 shares authorized, 27,510,418 and 7,647,494 issued and outstanding, respectively	402,170	382,308
Additional paid in capital	43,078,310	35,126,462
Accumulated deficit	(41,497,806)	(36,091,289)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,982,674	(582,519)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,228,550	$1,518,165

See the accompanying notes to the combined financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUE	$68,151	$81,873	$132,118	$167,659

COSTS AND EXPENSES
Lease operating expenses	57,565	30,502	43,411	72,001
Production taxes	5,671	8,572	12,150	13,699
Exploration	60,204	58,451	146,946	117,923
Exploration - non cash	10,125	-	20,250	-
General and administrative expense	327,790	399,002	973,665	1,008,998
General and administrative expense - non cash	258,110	16,240	593,960	35,200
Depletion, depreciation, and accretion	13,272	18,402	32,081	30,604
Total expenses	732,737	531,169	1,822,463	1,278,425

LOSS FROM OPERATIONS	(664,586)	(449,296)	(1,690,345)	(1,110,766)

OTHER INCOME AND EXPENSE
Gain on sale of oil and gas assets	(268,169)	-	(268,169)	-
Interest expense	318	965,303	3,984,341	1,178,415
Total other income and expense	(267,851)	965,303	3,716,172	1,178,415

NET LOSS BEFORE TAX BENEFIT	(396,735)	(1,414,599)	(5,406,517)	(2,289,181)

TAX BENEFIT	-	331,927	-	390,032

NET LOSS	$(396,735)	$(1,082,672)	$(5,406,517)	$(1,899,149)

Weighted average shares, basic and diluted	27,150,695	3,014,537	19,012,735	2,875,902
Net loss per share, basic and diluted	$(0.01)	$(0.36)	$(0.28)	$(0.66)

See the accompanying notes to the combined financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,406,517)	$(1,899,149)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Amortization of debt discount and financing warrants	265,460	98,171
Gain on sale of assets	(268,169)	-
Depletion and depreciation	32,081	30,604
Debt discount on debentures converted to common stock	3,661,780	976,255
Stock based compensation	126,531	-
Tax benefit of debenture discount	-	(390,032)
Warrants for services	487,679	35,200
Change in working capital
Accounts receivable	37,187	4,248
Other receivable	(200,000)	-
Prepaid expense	1,310	9,824
Accounts payable	(263,331)	(34,887)
Accrued interest	56,464	84,475
Other accrued liabilities	(29,487)	21,607
Net cash used in operating activities	(1,499,012)	(1,063,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling costs in progress	(159,494)	(308,167)
Acquisition of land	(706,093)	-
Purchase of furniture and fixtures	(10,359)	(8,329)
Net cash used in investing activities	(875,946)	(316,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of senior convertible debentures	1,815,000	1,792,500
Sale of oil and gas assets	400,000	-
Exercise of warrants for cash	4,350	-
Bank line of credit - net of repayments	-	(6,180)
Payments on notes payable to related party	-	(50,000)
Net cash provided by financing activities	2,219,350	1,736,320

Net change in cash and cash equivalents	(155,608)	356,140

Beginning cash and cash equivalents	475,623	111,572

Ending cash and cash equivalents	$320,015	$467,712

See the accompanying notes to the combined financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Supplemental schedule of non-cash investing and financing activities:
Preferred stock converted to common stock	$22,881	$53,490
Debentures exchanged for common stock	$4,559,775	$1,112,500
Common stock exchanged for accrued interest	$206,731	$37,940
Warrant incentives for fund raising	$232,243	$-
Deferred tax liability	$-	$302,229

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$318	$-
Income taxes	$-	$-

See the accompanying notes to the combined financial statements.

Victory Energy Corporation and Subsidiary

Notes to the Combined Financial Statements

(Unaudited)

Note 1 – Financial Statement Presentation

Basis of Presentation

The accompanying combined balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying interim combined financial statements as of June 30, 2012, for the three months and six months ended June 30, 2012 and 2011, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim combined financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Victory Energy Corporation and subsidiary (hereinafter collectively referred to as the "Company," or “we”) as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

Organization and nature of operations

Victory Energy Corporation (OTCQB symbol VYEY) was organized under the laws of the State of Nevada on January 7, 1982. Prior to May 3, 2006, the Company operated as Victory Capital Holdings Corporation among other corporate names. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock.

On January 12, 2012 the Company implemented a 1:50 reverse stock split. All information in this Form 10-Q reflects this reverse stock split.

The Company is engaged in the exploration, acquisition, development and exploitation of domestic oil and gas properties. Current operations are primarily located onshore in Texas and New Mexico. We are headquartered in Austin, Texas.

The Company may invest in oil and gas projects directly, or through its 50% partnership with Aurora Energy Partners, a Texas general partnership (“Aurora”). Currently all of the Company’s oil and gas assets are held through the Aurora. The Company is the managing partner of Aurora. Our future capital and exploration expenditures will focus primarily on oil or liquid-rich gas projects. The Company will develop its investment opportunities through both internal capabilities and strategic industry relationships.

Going Concern

As reported in the combined financial statements, we had a net loss of $5,406,517 for the six months ended June 30, 2012.  Of this amount, $4,541,451 was for non-cash expenses including the amortization of the debt discount and warrants associated with the Company’s 10% Senior Secured Convertible Debentures, the unamortized portion of the debt discount recognized on the conversion of the debentures to common stock on February 29, 2012, warrants given for services, and stock based compensation.

The cash proceeds from the sale of debentures have allowed the Company to continue operations and invest in new oil and gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. As of June 30, 2012 on a year-to-date basis the Company has invested approximately $865,587 in the acquisition of land or the drilling of wells.

At June 30, 2012, the Company had $374,386 in working capital and was in active discussions with The Navitus Energy Group and others related to longer term financing required for our capital expenditures planned for the remaining part of 2012 and 2013. Without additional outside investment from the sale of equity securities and/or debt financing our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows.

The accompanying combined financial statements are prepared as if the Company will continue as a going concern. The combined financial statements do not contain adjustments, including adjustments to assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Principles of combination

The accompanying combined financial statements are presented in accordance with GAAP. The combined financial statements include the accounts of the Company and Aurora. The Company holds a 50% equity interest in Aurora. Since the Company serves as managing partner and is responsible for managing all business operations of Aurora, the financial statements of Aurora have been combined with the financial statements of the Company. All significant intercompany transactions have been eliminated. The remaining 50% of Aurora is owned by The Navitus Energy Group which, in turn, is controlled by a partner who also serves as a director of the Company and is a major shareholder in the Company. For this reason, the Company has chosen to eliminate all references to presumably unaffiliated non-controlling entities and interests in the combination process. The combined financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.

Reclassification

Some balances on the prior’s year’s combined financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or earnings per share.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of June 30, 2012 and for the three months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of June 30, 2012 were as follows:

Description	Level 1	Level 2	Level 3	Total Realized (Loss) due to Valuation	Total Unrealized (Loss)
Proved Properties (net)	$—	$—	$662,841	$—	$—
Totals	$—	$—	$662,841	$—	$—

The Company valued the producing properties at their fair value in accordance with the applicable Accounting Standards Codification (“ASC”) standard due to the impairment indicators prevalent as of June 30, 2012.  The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. No impairment expense was recorded as of June 30, 2012.

Note 3 – Oil and natural gas properties

On April 3, 2012, the Company, through its partnership with Aurora, acquired a 5% working interest stake in the Chapman Ranch prospect area located in Nueces County, Texas. Two wells are planned for 2012 on this acreage. The first well was spud on June 11, 2012. The well has reached total depth and is currently in completion and production testing. Year-to-date 2012 expenditures for land and drilling on Chapman Ranch is about $76,780 net to our working interest.

On May 10, 2012, the Company, through its partnership with Aurora, sold its interests in the Jones County Oil Play and the Atwood Secondary Oil Recovery project for $400,000 in cash and recognized a pre-tax gain of $268,169. The Company no longer has producing properties in Oklahoma. The Company will receive the $400,000 proceeds on an installment basis.

On April 18, 2012, the Company spud a development well in our Bootleg Canyon prospect (5% working interest). The well has been completed and is currently in production testing. Thus far in 2012 the expenditures for land and drilling in the Bootleg Canyon area is $82,760, net to our working interest. Another well is planned for late 2012.

On June 5, 2012, the Company, through its partnership with Aurora, acquired 335 gross acres of land just east of the Eagle Lake, Texas in Colorado County. The Company holds a 50% working interest in theSRV prospect. Land acquisition costs of $32,011 were incurred to-date for SRV.

On June 13, 2012, the Company, through its partnership with Aurora, acquired a 4% working interest before payout, and a 3% (after pay-out) working interest in the Pinetop oil and gas prospect located in Lea County, New Mexico. The first well was spud on June 25, 2012. The well has reached total depth and is currently in completion and production testing. Capital expenditures in June to acquire land and advance funds for the initial well totaled $159,703 net to our working interest.

Other capital expenditures were incurred in the first quarter of 2012, as reported previously, including a position in undeveloped land in Glasscock County, Texas. The land acquisition there cost $480,000. We refer to this area as the Lightnin’ prospect. The Company plans to farm-out a portion of its working interest prior to drilling the first well on this acreage, leaving us with about a 25% working interest position. Up to two wells could be drilled in 2012.

The year-to-date capital expenditures total about $865,587, which excludes exploration expense.

The Company formally updates its oil and gas reserves on an annual basis. We expect that our 2012 drilling program will result in additions to our proved developed and proved undeveloped reserves position.

At June 30, 2012, oil and natural gas properties, net of property sales in May 2012, are comprised of the following as of:

	June 30,	December 31,
	2012	2011

Land	$706,093	$101,259
Drilling and work in process	252,397	266,625
Proved property – purchased gas wells	3,015,322	3,015,322
Proved property – drilled gas wells	1,753,026	1,753,026
Producing oil wells	297,316	221,511
Total oil and natural gas properties, cost	6,024,154	5,357,743
Less: accumulated depreciation, depletion and impairment	(4,402,823)	(4,431,014)
Oil and natural gas properties, net	$1,621,331	$926,729

Depletion expense for the three months ended June 30, 2012 and 2011 was $13,272 and $18,402, respectively. Depletion expense for the six months ended June 30, 2012 and 2011 was $32,081 and $30,604, respectively.

During the six months ended June 30, 2012 and 2011, respectively, the Company recorded no impairment losses on its oil and gas properties.

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

There were 68,966 and 238,966.shares of unconverted preferred stock were outstanding at June 30, 2012 and December 31, 2011, respectively.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	June 30, 2012	December 31, 2011
Liability for unauthorized preferred stock	$9,283	$32,164

Note 5 – Senior Secured Convertible Debentures

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

On February 29, 2012, all of the $4,559,775 then outstanding Debentures were converted into 18,239,101 shares of the Company’s common stock in accordance with their terms. Accrued interest in the amount of $206,731 on the outstanding Debentures at the time of conversion was converted into 903,464 shares of the Company’s common stock.

During the two months ended February 29, 2012, the Company issued $1,725,000 of the senior convertible Debentures for cash. The Company determined the initial fair value of the beneficial conversion feature was approximately $1,663,351. The Company also determined that the relative fair value of the warrants issued with the debentures was $61,649 which was calculated using a Black-Scholes option pricing model using assumptions of an expected life of 5 years, a stock volatility ranging from 673.2% to 674.8% , a risk free interest rate ranging from .71% to .87%, and no expected dividend yield. The initial fair value of the warrants of $61,649 and the beneficial conversion feature of $1,663,351 were recorded by the Company as a total financing discount of $1,725,000 which the Company was amortizing to interest expense over the life of the Debentures.

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

The Company recognized non-cash compensation expense of $268,235 and $614,210 from warrants granted to consultants and directors for their services and from stock options issued to officers and employees for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the Company recognized $16,240 and $35,200 in non-cash expense for warrants granted to directors for their service as directors.

The following weighted average assumptions were used in estimating the fair value of share-based payment arrangements during the three months ended June 30, 2012:

Annual dividends	0
Expected volatility	519.3 – 528.7%
Risk-free interest rate	0.72% - .83%
Expected life	4 - 6 years

During the three months ended June 30, 2012, the following unregistered securities were issued for the purposes noted (all shares and prices have been adjusted for the 1:50 reverse stock split effective for the Company on January 12, 2012):

On April 26, 2012, we issued 15,000 non-qualified stock options to an employee of the Company to purchase the common stock of the Company for $0.60 per share as part of their compensation. The options have a four year life and vest immediately. The Board valued the options at $9,750 under the Black Scholes parameters above and recognized a charge of that amount as non-cash stock based compensation during the three months ended June 30, 2012.

On April 26, 2012, we issued 25,000 non-qualified stock options to an employee of the Company to purchase the common stock of the Company for $1.00 per share as part of his compensation. The options have a six year life and vest over 24 months. The Board valued the options at $16,250 under the Black Scholes parameters above and recognized a charge of $2,031 as non-cash stock based compensation during the three months ended June 30, 2012.

On May 2, 2012, we issued warrants to purchase 357,300 shares of common stock at an exercise price of $.50 to seven affiliates of the Company for assistance in raising funds under the recently completed senior convertible debenture private placement program as provided for in the program prospectus. The Board valued the warrants at $232,243 under the Black Scholes parameters above which was recorded as a cost against the funds raised in the equity accounts of the Company.

On May 2, 2012, we issued warrants to purchase 60,000 shares of common stock at $.50 per share and 120,000 warrants to purchase common stock of the Company at $1.00 per share to two non-affiliates for outside consultation in regards to the operations of the Company. The Board valued the warrants at $117,000 under the Black Scholes parameters above and recognized a non-cash charge of that amount for services during the three months ended June 30, 2012.

On May 2, 2012, we issued warrants to purchase 115,891 shares of common stock at $.50 per shares to two affiliates for outside consultation in regards to the operations of the Company. The Board valued the warrants at $75,329 under the Black Scholes parameters above and recognized a non-cash charge of that amount for services during the three months ended June 30, 2012.

On June 29, 2012 we authorized warrants to be issued to purchase a total of 30,000 shares of common stock at an exercise price of $1.05 to members of the board in return for their board service. Each board member earns warrants to purchase 2,000 shares for each monthly meeting attended.  These warrants will be physically issued by us to the individuals on December 31, 2012. The Board valued the warrants at $31,500 under the Black Scholes parameters above and recognized a non-cash charge of that amount for services during the three months ended June 30, 2012.

Note 7 – Subsequent Events

There is no information required to be reported under this Item.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our combined financial statements and the accompanying notes included elsewhere in this report. Statements in this section of our quarterly report may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations.

The following is management’s discussion and analysis of significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying unaudited combined financial statements. You should read this in conjunction with the discussion under “Financial Information” and the audited combined financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2011 and 2010.

General Overview

We are an independent oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through our partnership with Aurora.  We are geographically focused onshore in the United States in Texas and New Mexico. The Company attempts to increase long-term shareholder value by implementing a strategy to increase oil reserves, improve financial returns (higher production, lower G&A costs per BOE produced) and effectively managing the capital on our balance sheet. Profitability and cash flow should improve as a result of our capital budget expenditures and the drilling of commercially successful wells. Year-to-date 2012 capital expenditures as of June 30, 2012 total $865,587, with over half of that being for land assets. During the last half of 2012 most of the planned capital investment will be on wells.

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

Going Concern

As reported in the combined financial statements, we had a net loss of $5,406,517 for the six months ended June 30, 2012.  Of this amount, $4,541,451 was for non-cash expenses including the amortization of the debt discount and warrants associated with the Company’s 10% Senior Secured Convertible Debentures, the unamortized portion of the debt discount recognized on the conversion of the debentures to common stock on February 29, 2012, warrants given for services, and stock based compensation.

The cash proceeds from the sale of debentures have allowed the Company to continue operations and invest in new oil and gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. As of June 30, 2012 on a year-to-date basis the Company has invested approximately $865,587 in the acquisition of land or the drilling of wells.

At June 30, 2012, the Company had $374,386 in working capital and was in active discussions with The Navitus Energy Group and others related to longer term financing required for our capital expenditures planned for the remaining part of 2012 and 2013. Without additional outside investment from the sale of equity securities and/or debt financing our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows.

The accompanying combined financial statements are prepared as if the Company will continue as a going concern. The combined financial statements do not contain adjustments, including adjustments to assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Our revenue, operating expenses, and net income for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 were as follows:

				Percentage
	Three Months Ended June 30,			Change
	2012	2011	Change	Inc (Dec)

REVENUES	$68,151	$81,873	$(13,722)	(16.8)%

COSTS AND EXPENSES
Lease operating expense	57,565	30,502	27,063	88.7%
Production Taxes	5,671	8,572	(2,901)	(33.8)%
Exploration	60,204	58,451	1,753	3.0%
Exploration - non cash	10,125	-	10,125	n/m
General and administrative expense	327,790	399,002	(71,212)	(17.8)%
General and administrative expense - non cash	258,110	16,240	241,870	n/m
Depletion and accretion	13,272	18,402	(5,130)	(27.9)%
Total expenses	732,737	531,169

LOSS FROM OPERATIONS	(664,586)	(449,296)	(215,290)	(47.9)%

OTHER INCOME AND EXPENSE
Gain on sale of oil and gas assets	(268,169)	-	(268,169)	n/m
Interest expense	318	965,303	(964,985)	n/m
Total other income and expense	(267,851)	965,303

NET LOSS BEFORE TAX BENEFIT	(396,735)	(1,414,599)	(728,662)	n/m

TAX BENEFIT	-	331,927

NET LOSS	$(396,735)	$(1,082,672)	$685,937	-63.4%

Weighted average shares, basic and diluted	27,150,695	3,014,537
Net loss per share, basic and diluted	$(0.01)	$(0.36)

Revenues: All of our revenue was derived from the sale of oil and natural gas.  Our revenues decreased $13,722 or 16.8% to $68,151 for the three months ended June 30, 2012 from $81,873 for the three months ended June 30, 2011.  The decrease primarily reflects a decline in the price and volume of natural gas sold to $3.51 per Mcf (thousand cubic feet) for the 10,549 Mcf of gas sold for the three months ending June 30, 2012 from $6.51 per Mcf for the 10,931 Mcf of gas sold in the three months ended June 30, 2011. The decline in physical gas production is attributable to the normal productivity decline that occurs with these types of wells over time. During the three months ended June 30, 2012, we also sold 289 barrels of oil at $90.90 per barrel. There were no sales of oil in the three months ended June 30, 2011.

Lease Operating Expenses:  Our cost of production increased $27,063 or 88.7% to $57,565 for the three months ended June 30, 2012 from $30,502 for the three months ended June 30, 2011. The increase in lease operating expenses reflects an increase in the number of operating properties in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Production Taxes: Production taxes decreased $2,901 or 33.8% to $5,671 for the three months ended June 30, 2012 from $8,572 for the three months ended June 30, 2011. The change is not considered meaningful and reflects the timing of the calculation and payment of production taxes.

Exploration Expense: Exploration expense increased $1,753 or 3.0% to $60,204 for the three months ended June 30, 2012 from $58,451 for the three months ended June 30, 2011. The change is not considered meaningful and simply reflects the timing of expenses for exploration activities.

Exploration Expense – non cash: Exploration non-cash expense increased $10,125 for the three months ended June 30, 2012 from $0 for the three months ended June 30, 2011. This increase reflects the vesting of exploration-dedicated employee stock options during the three months ended June 30, 2012. There were no stock options outstanding during the three months ending June 30, 2011.

General and Administrative Expense:  General and administrative expenses decreased $71,212 or 17.8% to $327,790 for the three months ended June 30, 2012 from $399,002 for the three months ended June 30, 2011.  For the most part, the decrease reflects the reduction in professional and consulting fees with the consolidation of the Company’s operations in Austin, Texas.

General and Administrative Expense – non cash:  General and administrative non-cash expenses increased $241,870 to $258,110 for the three months ended June 30, 2012 from $16,240 for the three months ended June 30, 2011.   The increase reflects the non-cash charges related to the grant of employee stock options and the amortization of previous of stock options as they vest over time and the cost of warrants granted to one affiliate and two non-affiliates of the Company for special consulting assistance in certain undertakings of the Company. Such non-cash compensation totaled $18,960 in the three months ended June 30, 2011 for warrants to the board members for their service as members of the board.

Depletion and Accretion:  Depletion, accretion, and depreciation decreased $5,130 or 27.9% to $13,272 for the three months ended June 30, 2012 from $18,402 for the three months ended June 30, 2011.  The decrease is due to the reduction in amount of assets subject to depletion as a result of the sale of the Jones County/Atwood properties in May, 2012.

Gain on Sale of Assets: On May 10, 2012, the Company sold its interests in the Jones County Oil Play and the Atwood Secondary Oil Recovery project for $400,000 in cash payable in two even installments in May and July, 2012. The sale resulted in a one-time pre-tax gain of $268,169.

Interest Expense: Interest expense decreased $318 to $964,985 for the three months ended June 30, 2012 from $965,303 for the three months ended June 30, 2011. The decrease was due to the conversion of the Debentures to the Company’s common stock on February 29, 2012 which eliminated the source of the interest expense. The $318 in interest expense results from the financing associated with one of the Company’s insurance policies.

Income Taxes: There is no provision for income tax recorded for either the three months ended June 30, 2012 or for the three months ended June 30, 2011 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $13,130,000 at December 31, 2011. Our NOL generally begin to expire in 2025.

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

All tax benefits recognized in 2011 and 2012 due to the timing difference in tax effect between the accounting and tax basis of the Debentures were eliminated when the Debentures were converted to common stock during the three month period ended June 30, 2012.

Net Loss: We had a net loss of $396,735 for the three months ended June 30, 2012 compared to a net loss of $1,082,672 for the three months ended June 30, 2011.  The net loss improvement in 2012 was helped by the gain on sale of assets of $268,169 in May 2012. Without considering the gain, the loss for the three months ended June 30 2012 would have been $664,904. In 2012, the lower net loss was lower primarily due to the lack of interest expense associated with convertible debt, which was converted to common shares early in 2012. However, partially offsetting the lower interest charge in 2012 would be higher non-cash G&A expenses incurred in the second quarter of 2012 related to the issuance of warrants and employee-related stock options. This net loss for the three months ended June 30, 2012 should be viewed in light of the cash flow from operations discussed below.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Our revenue, operating expenses, and net income for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 were as follows:

				Percentage
	Six Months Ended June 30,			Change
	2012	2011	Change	Inc (Dec)

REVENUES	$132,118	$167,659	$(35,541)	(21.2)%

COSTS AND EXPENSES
Lease operating expense	43,411	72,001	(28,590)	(39.7)%
Production Taxes	12,150	13,699	(1,549)	(11.3)%
Exploration	146,946	117,923	29,023	24.6%
Exploration - non cash	20,250	-	20,250	n/m
General and administrative expense	973,665	1,008,998	(35,333)	(3.5)%
General and administrative expense - non cash	593,960	35,200	558,760	n/m
Depletion and accretion	32,081	30,604	1,477	4.8%
Total expenses	1,822,463	1,278,425

LOSS FROM OPERATIONS	(1,690,345)	(1,110,766)	(579,579)	(52.2)%

OTHER INCOME AND EXPENSE
Gain on sale of oil and gas assets	(268,169)	-	(268,169)	n/m
Interest expense	3,984,341	1,178,415	2,805,926	n/m
Total other income and expense	3,716,172	1,178,415

NET LOSS BEFORE TAX BENEFIT	(5,406,517)	(2,289,181)	(5,796,549)	n/m

TAX BENEFIT	-	390,032

NET LOSS	$(5,406,517)	$(1,899,149)	$(3,507,368)	n/m

Weighted average shares, basic and diluted	19,012,735	2,875,902
Net loss per share, basic and diluted	$(0.28)	$(0.66)

Revenues: All of our revenue was derived from the sale of oil and natural gas.  Our revenues decreased $35,541 or 21.2% to $132,118 for the six months ended June 30, 2012 from $167,659 for the six months ended June 30, 2011.  The decrease reflects a decline in the price and volume of natural gas sold to $4.15 per Mcf (thousand cubic feet) for the 20,892 Mcf of gas sold for the six months ending June 30, 2012 from $6.70 per Mcf for the 22,606 Mcf of gas sold in the six months ended June 30, 2011. The decline in physical gas production is attributable to the normal productivity decline that occurs with these types of wells over time. During the six months ended June 30, 2012, we also sold 492 barrels of oil at $92.88 per barrel. There were no sales of oil in the six months ended June 30, 2011.

Lease Operating Expenses:  Our cost of production decreased $28,590 or 39.7% to $43,411 for the six months ended June 30, 2012 from $72,001 for the six months ended June 30, 2011. The decrease in lease operating expenses resulted from a large one-time credit from a 2011 sub-contractor billing error in favor of one of our field operators during the three months ended March 31, 2012. Had this credit not been received, our cost of production for the six months ended June 30, 2012 would have been $61,055. This would have been a decrease of $10,946 from $72,001 for the six month period ended June 30, 2011. This decrease is not meaningful and reflects the timing of operator activities on the properties. There was an increase in the number of oil and gas properties during the six months ended June 30, 2012 compared to the six months ended June 30, 2012, notwithstanding our sale of the Jones County Oil Play and the Atwood Secondary Oil Recovery project in May, 2012.

Production Taxes: Production taxes decreased $1,549 to $12,150 for the six months ended June 30, 2012 from $13,699 for the six months ended June 30, 2011. The change is not considered meaningful and reflects the timing of the calculation and payment of production taxes.

Exploration Expense: Exploration expense increased $29,023 or 24.6% to $146,946 for the six months ended June 30, 2012 from $117,923 for the six months ended June 30, 2011. The increase reflects the higher overall level of exploration activities for the six months ended June 30, 2012 compared to the six month period ended June 30, 2011.

Exploration Expense – non cash: Exploration non-cash expense increased $20,250 for the six months ended June 30, 2012 from $0 for the three months ended June 30, 2011. This increase reflects the vesting of exploration-dedicated employee stock options during the six months ended June 30, 2012. During the six months ended June 30, 2011, there were no option grants outstanding.

General and Administrative Expense:  General and administrative expenses decreased $35,333 or 3.5% to $973,665 for the six months ended June 30, 2012 from $1,008,998 for the six months ended June 30, 2011.   For the most part, the decrease reflects the net effect of the addition of a new chief financial officer, ongoing investor relations activities, and outside management consulting services which were not part of general and administrative expense in the six months ended June 30, 2011 offset by lower audit, accounting, and legal fees associated with the extensive restatement and catch up effort to bring the Company current on its SEC filings undertaken as well as the legal settlement with a former officer of the Company during the six months ended June 30, 2011. .

General and Administrative Expense – non cash:  General and administrative non-cash expenses increased $558,760 to $593,960 for the six months ended June 30, 2012 from $35,200 for the six months ended June 30, 2011.   The increase reflects the non-cash charges related to grants of non-qualified stock options to employees and offices of the Company and the amortization of previous of stock option as they vest over time, the cost of warrants granted to affiliates and non-affiliates is of the Company for special consulting assistance in certain undertakings of the Company, and warrants granted to a related party to serve as general counsel of the Company. Such non-cash compensation totaled $35,200 in the six months ended June 30, 2011 for warrants to the board members for their service as members of the board.

Depletion and Accretion:  Depletion, accretion, and depreciation increased $1,477 or 4.8% to $32,081 for the six months ended June 30, 2012 from $30,604 for the six months ended June 30, 2011.  The increase is not considered meaningful and due to the additional depletion of the operating oil wells in early 2012 which the Company did not have in the six months ending June 30, 2011 which was somewhat offset by the reduction in amount of assets subject to depletion as a result of the sale of the Jones County/Atwood properties in May, 2012.

Gain on Sale of Assets: On May 10, 2012, the Company sold its interests in the Jones County Oil Play and the Atwood Secondary Oil Recovery project for $400,000 in cash payable in two even installments in May and July, 2012. The sale resulted in a one-time gain of $268,169.

Interest Expense: Interest expense increased $2,805,926 to $3,984,341 for the six months ended June 30, 2012 from $1,178,415 for the six months ended June 30, 2011. For the six months ended June 30, 2012, $265,460 represents the amortization of the non-cash debt discount associated with the sale of the Debentures from January 1, 2012 up to the point where the Debentures were converted to common stock on February 29, 2012, $3,661,781 represents the recognition of the remaining non-cash debt discount associated with the conversion of all the outstanding Debentures to common stock on February 29, 2012, and $56,782, for the most part, represents the actual interest expense accrued on the Debentures outstanding until the conversion of the Debentures on February 29, 2012.

Income Taxes: There is no provision for income tax recorded for either the six months ended June 30, 2012 or for the six months ended June 30, 2011 due to the expected operating losses of both years.  We had available NOL carry forwards of approximately $13,130,000 at December 31, 2011. Our NOL generally begins to expire in 2025.

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

All tax benefits recognized in 2011 and 20122 due to the timing difference in tax effect between the accounting and tax basis of the Company’s Debentures were eliminated when the Debentures were converted to common stock during the three month period ended June 30, 2012.

Net Loss:  We had a net loss of $5,406,517 for the six months ended June 30, 2012 compared to a net loss of $1,899,149 for the six months ended June 30, 2011.  The net loss was reduced by the gain on the sale of assets of $268,169. Without considering the gain, the loss for the six months ended June 30 2012 would have been $5,674,686. For the six months ended June 30, 2012 approximately $4,541,451 of this loss was related to the non-cash charges related to the debt discount on the Debentures which were converted to common stock on February 29, 2012 and to non-cash compensation awards to individuals for board service, employee stock options, and other management and consulting services. This net loss should be viewed in light of the cash flow from operations discussed below.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2012 as compared to June 30, 2011, are as follows:

	June 30,
	2012	2011
Cash	$320,015	$467,712
Total current assets	590,258	553,366
Total assets	2,228,550	1,390,993
Total current liabilities	215,872	554,779
Total liabilities	245,876	1,153,449

At June 30, 2012, we had working capital of $374,386 compared to a working capital deficit of $1,413 at June 30, 2011. Current liabilities decreased to $215,872 at June 30, 2012 from $554,779 at June 30, 2011 primarily due to the payoff of the amount due a bank, the amount due a related party, the conversion of unauthorized preferred stock to common stock, and the conversion of accrued interest to common stock.

Net cash used in operating activities for the six months ended June 30, 2012 $1,299,012 after the net loss of $5,406,517 was decreased by $4,305,362 in non-cash charges and offset by $197,857 in changes to the working capital accounts. This compares to cash used in operating activities for the six months ended June 30, 2011 of $1,063,684 after the net loss for the period of $1,899,149 was decreased by $750,198 in non-cash charges and $85,267 in changes to the working capital accounts.

Net cash used in investing activities for the six months ended June 30, 2012 was $875,946 of which $159,494 was for drilling and related costs for exploration efforts, $706,093 was used to acquire land and rights to land for drilling, and $10,359 was used to purchase furniture and fixtures for the Austin, Texas office. This compares to $308,167 in drilling costs and $8,329 in purchases of furniture and fixtures for the then new Austin, Texas office during the six months ended June 30, 2011.

Net cash provided by financing activities for the six months ended June 30, 2012 was $2,019,350 of which $1,815,000 came from the sale of the Debentures, $200,000 came from the sale of the Company’s investment in the Jones County/Atwood properties and $4,350 came from the exercise of warrants . This compares to $1,736,320 provided by financing activities during the six months ended June 30, 2011 of which $1,792,500 came from the sale of the Debentures while $6,180 was used to pay down a bank line of credit and $50,000 was used to pay off a note due a related party.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the following unregistered securities were issued for the purposes noted. All shares and prices have been adjusted for the 1:50 reverse stock split effective for the Company on January 12, 2012.

On April 26, 2012, we issued 15,000 non-qualified stock options to an employee of the Company to purchase the common stock of the Company for $0.60 per share as part of their compensation. The options have a four year life and vest immediately. The Board valued the options at $9,750 under the Black Scholes parameters above.

On April 26, 2012, we issued 25,000 non-qualified stock options to an employee of the Company to purchase the common stock of the Company for $1.00 per share as part of his compensation. The options have a six year life and vest over 24 months. The Board valued the options at $16,250 under the Black Scholes parameters above.

On May 2, 2012, we issued warrants to purchase 357,300 shares of common stock at an exercise price of $.50 to seven affiliates of the Company for assistance in raising funds under the recently completed convertible debenture private placement program as provided for in the program prospectus. The Board valued the warrants at $232,243 under the Black Scholes parameters above which was recorded as a cost against the funds raised.

On May 2, 2012, we issued warrants to purchase 60,000 shares of common stock at $.50 per shares and 120,000 warrants to purchase common stock of the company at $1.00 per share to two non-affiliates for outside consultation in regards to the operations of the Company. The Board valued the warrants at $117,000 under the Black Scholes parameters above.

On May 2, 2012, we issued warrants to purchase 115,891 shares of common stock at $.50 per shares to two affiliates for outside consultation in regards to the operations of the Company. Board valued the warrants at $75,329 under the Black Scholes parameters above.

On June 29, 2012 we authorized warrants to be issued to purchase a total of 30,000 shares of common stock at an exercise price of $1.05 to members of the board in return for their board service. Each board member earns warrants to purchase 2,000 shares for each monthly meeting attended.  These warrants will be physically issued by us to the individuals on December 31, 2012. Board valued the warrants at $31,500 under the Black Scholes parameters above

Unless otherwise indicated, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act. We believe that each investor had adequate access to information about us through the investor’s relationship with us.

Item 3.   Default Upon Senior Securities

There is no information required to be reported under this Item.

Item 4.   Removed and Reserved

There is no information required to be reported under this Item.

Item 5. Other Information

There is no information required to be reported under this Item.

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

VICTORY ENERGY CORPORATION
Date: August 14, 2012

	By:	/s/ KENNETH HILL
Kenneth Hill
Chief Executive Officer and Director

