Form 10-Q
period 2012-09-30
VICTORY ENERGY CORP
filed 2012-11-14
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 002-76219NY

VICTORY ENERGY CORPORATION

(Exact Name of Company as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0564472 (I.R.S. Employer Identification No.)

3355 Bee Caves Road Ste 608, Austin, Texas (Address of principal executive offices)	78746 (Zip Code)

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

Yes ☐       No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2012, there were 27,512,919 shares of common stock, par value $0.001, issued and outstanding and held by 1,434 stockholders of record. This reflects the 1:50 reverse stock split that became effective on January 12, 2012.

VICTORY ENERGY CORPORATION

QUARTERLY REPORT ON

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Victory Energy Corporation’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. It is not possible to identify all of these risks, uncertainties or assumptions. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	continued operating losses;
•	our auditors questioning of our ability to continue as a going concern;
•	difficulties in raising additional capital;
•	our inability to pay a preferred return to The Navitus Energy Group for new capital contributions to Aurora Energy Partners
•	challenges in growing our business;
•	designation of our common stock as a “penny stock” under SEC regulations;
•	FINRA requirements that may limit the ability to buy and sell our common stock;
•	volatility in the price of our common stock;
•	the highly speculative nature of an investment in our common stock;
•	climate change and greenhouse gas regulations;
•	global economic conditions;
•	the substantial amount of capital required by our operations;
•	the volatility of oil and natural gas prices;
•	the high level of risk associated with drilling for and producing oil and natural gas;
•	assumptions associated with reserve estimates;
•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;
•	seismic studies may not guarantee the presence of oil or natural gas in commercial quantities;
•	potential exploration, production and acquisitions may not maintain revenue levels in the future;
•	future acquisitions may yield revenues or production that differ significantly from our projections;
•	difficulties associated with managing a growing enterprise;
•	strong competition from other oil and natural gas companies;
•	the unavailability or high cost of drilling rigs and related equipment;
•	our inability to control properties that we do not operate;
•	our dependence on key management personnel and technical experts;
•	our dependence on third parties for the marketing of our natural gas production;
•	our inability to keep pace with technological advancements in our industry;
•	the potential for write-downs in the carrying values of our oil and natural gas properties;
•	our compliance with complex laws governing our business;
•	our failure to comply with environmental laws and regulations;
•	the demand for oil and natural gas and our ability to transport our production;
•	the financial condition of the operators of the properties in which we own an interest;
•	our levels of insurance or those of our operators may be insufficient;
•	terrorist attacks on our operations;
•	the dilutive effect of additional issuances of our common stock, options or warrants;
•	any impairments of our oil and gas properties; and
•	the results of pending litigation.
•	the dissolution of the Aurora Energy Partners agreement

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash	$99,363	$475,623
Accounts receivable - net	60,674	79,185
Other receivable - net	-	-
Prepaid expenses	4,209	29,555
Total current assets	164,246	584,363

FIXED ASSETS
Furniture and equipment	20,982	10,623
Accumulated depreciation	(4,771)	(3,550)
Total furniture and fixtures, net	16,211	7,073

Producing oil and natural gas properties, net of impairment	1,841,973	1,585,745
Accumulated depletion	(1,210,165)	(1,026,900)
Drilling costs in process	221,126	266,625
Undeveloped land	661,983	101,259
Total oil and gas properties, net	1,514,917	926,729

TOTAL ASSETS	$1,695,374	$1,518,165

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,269	$170,317
Accrued interest	-	150,267
Accrued liabilities	191,290	179,979
Accrued liabilities - related parties	28,040	156,656
Liability for unauthorized preferred stock issued	9,283	32,164
Total current liabilities	229,882	689,383

OTHER LIABILITIES
Senior secured convertible debenture, net of debt discount	-	632,534
Deferred tax liability	-	748,763
Asset retirement obligation	30,004	30,004
TOTAL LIABILITIES	259,886	2,100,684

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 47,500,000 shares authorized, 27,511,819 and 7,647,494 issued and outstanding, respectively	402,172	382,308
Additional paid in capital	43,399,217	35,126,462
Accumulated deficit	(42,365,901)	(36,091,289)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,435,488	(582,519)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,695,374	$1,518,165

See the accompanying notes to the combined financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUE	$77,035	$90,570	$209,151	$253,794

COSTS AND EXPENSES
Lease operating expenses	21,285	18,384	64,695	90,385
Production taxes	3,630	12,829	15,780	22,093
Exploration	52,290	69,426	199,236	131,699
Exploration - non cash	10,125	43,875	30,375	43,875
General and administrative expense	454,545	306,216	1,459,710	1,370,822
General and administrative expense - non cash	221,831	138,875	784,291	174,075
Depletion, depreciation, and accretion	15,679	10,166	47,760	40,770
Total expenses	779,385	599,771	2,601,847	1,873,719

LOSS FROM OPERATIONS	(702,350)	(509,201)	(2,392,696)	(1,619,925)

OTHER INCOME AND EXPENSE
Gain on sale of oil and gas assets	-	-	(268,169)	-
Impairment of assets	162,703	-	162,703	-
Interest expense	3,040	332,604	3,987,381	1,511,019
Total other income and expense	165,743	332,604	3,881,915	1,511,019

NET LOSS BEFORE TAX BENEFIT	(868,093)	(841,805)	(6,274,611)	(3,130,944)

TAX BENEFIT	-	76,671	-	466,703

NET LOSS	$(868,093)	$(765,134)	$(6,274,611)	$(2,664,241)

Weighted average shares, basic and diluted	27,511,583	7,647,494	21,866,363	4,483,911
Net loss per share, basic and diluted	$(0.03)	$(0.10)	$(0.29)	$(0.59)

See the accompanying notes to the combined financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,274,611)	$(2,664,241)
Adjustments to reconcile net loss from operations to
net cash used in operating activities
Allowance for doubtful accounts	200,000	-
Amortization of debt discount and financing warrants	265,460	468,936
Debt discount on debentures converted to common stock	3,661,781	902,908
Depletion and depreciation	36,887	40,770
Gain on sale of assets	(268,169)	-
Impairment of assets	162,703	-
Stock based compensation	161,187	87,750
Tax benefit of debenture discount	-	(466,703)
Warrants for services	484,979	130,200
Change in working capital
Accounts receivable	18,511	(13,561)
Accounts receivable - related party	-	(26,333)
Prepaid expense	25,346	17,396
Accounts payable	(169,048)	(96,161)
Accrued liabilities	75,320	141,298
Accrued liabilities - related parties	(128,616)	(136,037)
Net cash used in operating activities	(1,748,270)	(1,613,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling costs in progress	(263,950)	(417,567)
Acquisition of land	(661,983)	-
Purchase of furniture and fixtures	(10,359)	(8,329)
Net cash used in investing activities	(936,292)	(425,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of senior convertible debentures	1,815,000	2,270,000
Capital contributions	349,900	-
Distributions to The Navitus Energy Group	(61,472)	-
Sale of oil and gas assets	200,000	-
Exercise of warrants for cash	4,874	-
Bank line of credit - net of repayments	-	(68,667)
Payments on notes payable to related party	-	(50,000)
Net cash provided by financing activities	2,308,302	2,151,333

Net change in cash and cash equivalents	(376,260)	111,659

Beginning cash and cash equivalents	475,623	111,572

Ending cash and cash equivalents	$99,363	$223,231

See the accompanying notes to the combined financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Supplemental schedule of non-cash investing and financing activities:
Preferred stock converted to common stock	$22,881	$53,490
Debentures exchanged for common stock	$4,559,775	$1,112,500
Accrued interested exchanged for common stock	$206,731	$37,940
Warrant incentives for fund raising	$432,684	$-
Deferred tax liability	$-	$360,327

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$318	$19,872
Income taxes	$-	$-

See the accompanying notes to the combined financial statements.

Victory Energy Corporation and Subsidiary

Notes to the Combined Financial Statements

(Unaudited)

Note 1 – Financial Statement Presentation

Basis of Presentation

The accompanying combined balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying interim combined financial statements as of September 30, 2012, for the three months and nine months ended September 30, 2012 and 2011, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim combined financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the combined financial condition, results of operations and cash flows of Victory Energy Corporation and Aurora Energy Partners (hereinafter collectively referred to as the "Company," or “we”) as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

Organization and nature of operations

Victory Energy Corporation (OTCQB symbol “VYEY”) was organized under the laws of the State of Nevada on January 7, 1982. Prior to May 3, 2006, the Company operated as Victory Capital Holdings Corporation among other corporate names. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock.

On January 12, 2012 the Company implemented a 1:50 reverse stock split. All information in this Form 10-Q reflects this reverse stock split.

The Company is engaged in the exploration, acquisition, development and production of domestic oil and gas properties. Current operations are primarily located onshore in Texas and New Mexico. We are headquartered in Austin, Texas.

The Company may invest in oil and gas projects directly, or through its 50% partnership in Aurora Energy Partners, a Texas general partnership (“Aurora”, or “AEP”). Currently all of the Company’s oil and gas assets are held through Aurora. The Company is the managing partner of AEP. Our future capital and exploration expenditures will focus primarily on oil or liquid-rich gas projects. The Company will develop its investment opportunities through both internal capabilities and strategic industry relationships.

Going Concern

As reported in the combined financial statements, we had a net loss of $6,274,611 for the nine months ended September 30, 2012.  Of this amount, $4,704,828 was for non-cash expenses including the amortization of the debt discount and warrants associated with the Company’s 10% Senior Secured Convertible Debentures, the unamortized portion of the debt discount recognized on the conversion of the debentures to common stock on February 29, 2012, depletion, depreciation, impairment, warrants given for services, and stock based compensation.

The cash proceeds from the sale of the Company’s debentures and new contributions to the Aurora partnership by The Navitus Energy Group (“Navitus”) have allowed the Company to continue operations and invest in new oil and gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. As of September 30, 2012 on a year-to-date basis the Company has invested $925,933 in the acquisition of land or the drilling of wells.

At September 30, 2012, the Company had a working capital deficit of $65,636 and was in active discussions with Navitus and others related to longer term financing required for our capital expenditures planned for the remaining part of 2012 and 2013. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows.

The accompanying combined financial statements are prepared as if the Company will continue as a going concern. The combined financial statements do not contain adjustments, including adjustments to assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Principles of combination

The accompanying combined financial statements are presented in accordance with GAAP. The combined financial statements include the accounts of Victory Energy Corporation and Aurora. The Company holds a 50% equity interest in Aurora. Since the Company serves as managing partner and is responsible for managing all business operations of Aurora, the financial statements of Aurora have been combined with the financial statements of the Company. All significant intercompany transactions have been eliminated. The remaining 50% of Aurora is owned by Navitus which, in turn, is effectively controlled by investors who have a significant stake in the Company’s common shares and serve as directors on the Company’s Board of Directors. For this reason, the Company has chosen to eliminate all references to presumably unaffiliated non-controlling entities and interests in the combination process. The combined financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, other assets, fixed assets, derivative liability, deferred revenue, accounts payable, accrued liabilities and short-term debt.  The estimated fair value of cash, accounts receivable, other assets, accounts payable, deferred revenue and accrued liabilities approximated their carrying amounts due to the short-term nature of these instruments.  The carrying value of short-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks.  None of these instruments are held for trading purposes.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table presents all assets that were measured and recognized at fair value as of September 30, 2012 and for the three months then ended on a non-recurring basis. The assets shown below were presented at fair value due to the impairment analysis indicating an estimated fair value below the carrying value for the proved oil and gas properties.

Fair value of assets measured and recognized at fair value on a non-recurring basis as of September 30, 2012 were as follows:

Description	Level 1	Level 2	Level 3	Total (Loss) Recognized for Valuation	Total Unrealized (Loss)
Proved Properties (net)	$—	$—	$631,808	$(162,703)	$--
Totals	$—	$—	$631,808	$(162,703)	$--

The Company valued the producing properties at their fair value in accordance with the applicable Accounting Standards Codification (“ASC”) standard due to the impairment indicators prevalent as of September 30, 2012.  The inputs that were used in determining the fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc. During the three months ended September 30, 2012, the Company recorded $162,703 in asset impairment charges for the non-commercial Uno Mas well and an undeveloped land prospect in New Mexico.

Note 3 - Other Receivables

On May 10, 2012, the Company sold its interests in the Jones County Oil Play and the Atwood Secondary Oil Recovery project for $400,000 in cash payable in two even installments in May and July, 2012 to CO Energy. The sale resulted in a one-time pre-tax gain of $268,169. As the Company has yet to receive the second installment on the note and now believes that CO Energy may be in financial difficulty, the Company has recognized a bad debt reserve equal to the balance due on the note of $200,000.

Note 4 – Oil and natural gas properties

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

On April 3, 2012, the Company, through its partnership with Aurora, acquired a 5% working interest stake in the Chapman Ranch prospect area located in Nueces County, Texas. Two wells may be drilled on this acreage. The first well was spud on September 11, 2012 and was recently completed. Production is still being evaluated. The commerciality of this first well will be determined in November 2012 and then a decision made on whether to pursue the other potential drilling location.

On May 10, 2012, the Company, through its partnership with Aurora, sold its interests in the Jones County Oil Play and the Atwood Secondary Oil Recovery project for $400,000 in cash and recognized a pre-tax gain of $268,169. The Company no longer has producing properties in Oklahoma. The Company was to receive proceeds on an installment basis but has taken a reserve for bad debts against the second payment of $200,000 otherwise due in July.

On April 18, 2012, the Company spud a development well in our Bootleg Canyon prospect (5% working interest) in Pecos County, Texas. The well was successfully completed and is currently producing. Another development well is planned for late 2012. This acreage has the opportunity for additional development drilling in 2013.

On June 5, 2012, the Company, through its partnership with Aurora, acquired 335 gross acres of land just east of Eagle Lake, Texas in Colorado County. The Company holds a 50% working interest in the SRV prospect. Land acquisition costs of $32,011 were incurred to-date for SRV. A well is planned for the fourth quarter of 2012.

On June 13, 2012, the Company, through its partnership with Aurora, acquired a 4% working interest before payout, and a 3% (after pay-out) working interest in the Pinetop oil and gas prospect located in Lea County, New Mexico. The first well was spud in late June. That initial well has now been drilled, completed and is successfully producing oil and gas. The Company recorded its first sales in October 2012. The Company believes that this prospect will provide a multi-well development opportunity during 2013 and 2014.

Other capital expenditures were incurred in the first quarter of 2012, as reported previously, including a position in undeveloped land in Glasscock County, Texas. The land acquisition there cost $480,000. We refer to this area as the Lightnin’ prospect. The Company plans to farm-out a portion of its working interest prior to drilling the first well on this acreage, leaving us with about a 25% working interest position. Farm-out discussions continue and we anticipate that the first Lightnin’ well will spud in December 2012. If successful, this prospect will provide a multi-well development opportunity to the Company on acreage where we hold a significant working interest position.

The year-to-date capital expenditures total about $925,933 which excludes exploration expense.

The Company formally updates its oil and gas reserves on an annual basis. We expect that our 2012 drilling program will result in additions to our proved developed and proved undeveloped reserves position.

At September 30, 2012, oil and natural gas properties, net of property sales in May 2012, are comprised of the following as of:

	September 30,	December 31,
	2012	2011

Land	$661,983	$101,259
Drilling and work in process	221,126	268,436
Proved property – purchased gas wells	3,013,170	3,015,322
Proved property – drilled gas wells	1,748,742	1,753,026
Producing oil wells	439,479	219,700
Total oil and natural gas properties, cost	6,084,500	5,357,743
Less: accumulated depletion and impairment	(4,569,583)	(4,431,014)
Oil and natural gas properties, net	$1,514,917	$926,729

Depletion expense for the three months ended September 30, 2012 and 2011 was $14,929 and $9,772, respectively. Depletion expense for the nine months ended September 30, 2012 and 2011 was $36,887 and $40,770, respectively.

Long-lived assets and intangible assets

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

During the nine months ended September 30, 2012 and 2011, respectively, the Company recorded $162,703 and zero in impairment losses on its oil and gas properties.

Note 5 – Liabilities to Related Parties

The Company uses the legal and accounting services of two of its members of its Board of Directors in the ordinary course of the Company’s business.  In addition, under the Second Amended Partnership Agreement, the Company pays a preferred return to Navitus on funds raised by Navitus and contributed to Aurora.

	September 30, 2012	December 31, 2011
Liabilities to related parties	$28,040	$156,656

Note 6 – Liability for Unauthorized Preferred Stock Issued

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

There were 68,966 and 238,966 shares of unconverted preferred stock liability outstanding at September 30, 2012 and December 31, 2011, respectively.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	September 30, 2012	December 31, 2011
Liability for unauthorized preferred stock	$9,283	$32,164

Note 7 – Senior Secured Convertible Debentures

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

On February 29, 2012, all of the $4,559,775 then outstanding Debentures were converted into 18,239,101 shares of the Company’s common stock at a conversion price of $.25 per share in accordance with their terms. Accrued interest in the amount of $206,731 on the outstanding Debentures at the time of conversion was converted into 903,464 shares of the Company’s common stock, at a conversion price of $0.2288 per share.

During the two months ended February 29, 2012, the Company issued $1,725,000 of the senior convertible Debentures for cash. The Company determined the initial fair value of the beneficial conversion feature was approximately $1,663,351. The Company also determined that the relative fair value of the warrants issued with the debentures was $61,649 which was calculated using a Black-Scholes option pricing model using assumptions of an expected life of 5 years, a stock volatility ranging from 673.2% to 674.8%, a risk free interest rate ranging from .71% to ..87%, and no expected dividend yield. The initial fair value of the warrants of $61,649 and the beneficial conversion feature of $1,663,351 were recorded by the Company as a total financing discount of $1,725,000 which the Company was amortizing to interest expense over the life of the Debentures.

Note 8 – Shareholders Equity

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

The Company recognized non-cash compensation expense of $63,456 and $677,666 from warrants granted to consultants and directors for their services and from stock options issued to officers and employees for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, the Company recognized $182,750 and $217,950 in non-cash expense for warrants and options granted to consultants, officers, and directors.

The following weighted average assumptions were used in estimating the fair value of share-based payment arrangements during the three months ended September 30, 2012:

Annual dividends	0
Expected volatility	561.5 – 568.8%
Risk-free interest rate	0.62% - .72%
Expected life	5 years

During the three months ended September 30, 2012, the following unregistered securities were issued for the purposes noted (all shares and prices have been adjusted for the 1:50 reverse stock split effective for the Company on January 12, 2012):

On August 23, 2012, we issued warrants to purchase 249,900 shares of common stock at an exercise price of $.65 to Navitus in consideration of a new capital contribution to Aurora of $249,900 pursuant to the terms and conditions of the amended Aurora partnership agreement. The Board valued the warrants at $152,439 under the Black Scholes parameters above and recorded the amount as a cost against the funds raised in the equity accounts of the Company.

On September 14, 2012, we issued warrants to purchase 100,000 shares of common stock at an exercise price of $.51 to Navitus in consideration of a new capital contribution to Aurora of $100,000 pursuant to the terms and conditions of the amended Aurora partnership agreement. The Board valued the warrants at $48,000 under the Black Scholes parameters above and recorded the amount as a cost against the funds raised in the equity accounts of the Company.

On September 28, 2012 we authorized warrants to be issued to purchase a total of 60,000 shares of common stock at an exercise price of $.46 to members of the board in return for their board service during the months of April through September, 2012. Each of the five board members earns warrants to purchase 2,000 shares for each monthly meeting attended.  These warrants will be physically issued by us to the individuals on December 31, 2012. The Board valued the warrants at $28,800 under the Black Scholes parameters above and recognized a non-cash charge of that amount for services during the three months ended September 30, 2012.

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

General Overview

We are an independent oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through our partnership in Aurora.  We are geographically focused onshore in the United States in Texas and New Mexico. The Company attempts to increase long-term shareholder value by implementing a strategy to increase oil reserves, improve financial returns (higher production, lower costs per barrel of energy produced) and effectively managing the capital on our balance sheet. Profitability and cash flow should improve as a result of our capital budget expenditures and the drilling of commercially successful wells. Year-to-date 2012 capital expenditures as of September 30, 2012 total $925,933, with over half of that being for land assets. During the remainder of 2012 most of the planned capital investment will be on wells.

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

Going Concern

As reported in the combined financial statements, we had a net loss of $6,274,611 for the nine months ended September 30, 2012.  Of this amount, $4,704,828 was for non-cash expenses including the amortization of the debt discount and warrants associated with the Company’s 10% Senior Secured Convertible Debentures, the unamortized portion of the debt discount recognized on the conversion of the debentures to common stock on February 29, 2012, warrants given for services, depletion, impairment and stock based compensation.

The cash proceeds from the sale of debentures by the Company, and new capital contributions into Aurora made by Navitus, have allowed the Company to continue operations and invest in new oil and gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. As of September 30, 2012 on a year-to-date basis the Company has invested approximately $925,333 in the acquisition of land or the drilling of wells this year.

At September 30, 2012, the Company had a working capital deficit of $65,636 and was in active discussions with Navitus and others related to longer term financing required for our capital expenditures planned for the remaining part of 2012 and 2013. Without additional outside investment from the sale of equity securities and/or debt financing our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows.

The accompanying combined financial statements are prepared as if the Company will continue as a going concern. The combined financial statements do not contain adjustments, including adjustments to assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Our revenue, operating expenses, and net income for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 were as follows:

	Three Months Ended September 30,			Percentage Change
	2012	2011	Change	Inc (Dec)

REVENUE	$77,035	$90,570	$(13,535)	(14.9%)

COSTS AND EXPENSES
Lease operating expense	21,285	18,384	2,901	15.8%
Production Taxes	3,630	12,829	(9,199)	(71.7%)
Exploration	52,290	69,426	(17,136)	(24.7%)
Exploration - non cash	10,125	43,875	(33,750)	(76.9%)
General and administrative expense	454,545	306,216	148,329	48.4%
General and administrative expense - non cash	221,831	138,875	82,956	59.7%
Depletion and accretion	15,679	10,166	5,513	54.2%
Total expenses	779,385	599,771	179,614

LOSS FROM OPERATIONS	(702,350)	(509,201)	(193,149)	(37.9%)

OTHER INCOME AND EXPENSE
Impairment of assets	162,703	-	162,703	n/m
Interest expense	3,040	332,604	(329,564)	n/m
Total other income and expense	165,743	332,604	(166,861)

NET LOSS BEFORE TAX BENEFIT	(868,093)	(841,805)

TAX BENEFIT	-	76,671

NET LOSS	$(868,093)	$(765,134)

Revenues: All of our revenue was derived from the sale of oil and natural gas.  Our revenues decreased $13,535 or 14.9% to $77,035 for the three months ended September 30, 2012 from $90,570 for the three months ended September 30, 2011.  The decrease reflects a decline in both the price and volume of natural gas sold to a weighted average of $4.03 per Mcf (thousand cubic feet) for the 14,349 Mcf of gas sold during the three months ending September 30, 2012 from a weighted average of $7.10 per Mcf for the 16,688 Mcf of gas sold during the three months ended September 30, 2011. The decline in physical gas production is attributable to the normal productivity decline that occurs with these types of wells over time. During the three months ended September 30, 2012, we also sold 406 barrels of oil at a weighted average of $81.39 per barrel compared to 111 barrels of oil at a weighted average price of $87.75 per barrel in the three month period ended September 30, 2011.

Lease Operating Expenses:  Our cost of production increased $2,901 or 15.8% to $21,285 for the three months ended September 30, 2012 from $18,384 for the three months ended September 30, 2011. The increase in lease operating expenses reflects an increase in the number of operating properties in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Production Taxes: Production taxes decreased $9,199 or 71.7% to $3,630 for the three months ended September 30, 2012 from $12,829 for the three months ended September 30, 2011. This results primarily from the decline in revenue for the three months ended September 30, 2012 compared to the same period in 2011.

Exploration Expense: Exploration expense decreased $17,136 or 24.7% to $52,290 for the three months ended September 30, 2012 from $69,426 for the three months ended September 30, 2011. The change is not considered meaningful and simply reflects the timing of expenses for exploration activities.

Exploration Expense – non cash: Exploration non-cash expense decreased $33,750 to $10,125 for the three months ended September 30, 2012 from $43,875 for the three months ended September 30, 2011. This decrease reflects the vesting of exploration-dedicated employee stock options during the three months ended September 30, 2012. The Company first awarded stock options (some of which vested immediately) to employees during the three months ended September 30, 2011.

General and Administrative Expense:  General and administrative expenses increased $148,329 or 48.4% to $454,545 for the three months ended September 30, 2012 from $306,216 for the three months ended September 30, 2011.  The cash G&A burn rate was higher for this this period in 2012 primarily due to additional headcount in Austin (CFO and Accounting Manager) and non-recurring costs associated with the transfer of accounting services from California to Texas.

General and Administrative Expense – non cash:  General and administrative non-cash expenses increased $82,956 to $221,831 for the three months ended September 30, 2012 from $138,875 for the three months ended September 30, 2011.   This increase reflects the bad debt expense of $200,000 recorded in the third quarter of 2012 associated with the sale of oil and gas assets to CO Energy in May 2012, warrants issued for Board service, all net of a negative adjustment for warrants authorized in a prior period of this year.

Depletion and Accretion:  Depletion, accretion, and depreciation increased $5,513 or 54.2% to $15,679 for the three months ended September 30, 2012 from $10,166 for the three months ended September 30, 2011.  The increase reflects the increase in the amount of producing wells in the during the respective time periods.

Impairment of Assets: During the three months ended September 30, 2012, the Company recorded $162,703 in asset impairment charges for our Uno Mas well which was deemed not commercial and a charge associated with the write-off of other undeveloped land costs in New Mexico. There were no impairment charges for the three months ending September 30, 2011.

Interest Expense: Interest expense was $3,040 for the three months ending September 30, 2012. This represents the 10% preferred return which Navitus receives under the Second Amended Partnership Agreement for capital contributions to Aurora arranged by Navitus. During the three months ended September 30, 2011, the Company incurred $332,604 in interest expense virtually all of which was associated with the Company’s 10% Senior Secured Convertible Debentures which were converted to common stock on February 29, 2012.

Income Taxes: There is no provision for income tax recorded for either the three months ended September 30, 2012 or for the three months ended September 30, 2011 due to the expected operating losses of both years.  We had available Federal income tax net operating loss (“NOL”) carry forwards of approximately $13,130,000 at December 31, 2011. Our NOL generally begins to expire in 2025.

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

All tax benefits recognized in 2011 and 2012 due to the timing difference in tax effect between the accounting and tax basis of the Debentures were eliminated when the Debentures were converted to common stock on February 29, 2012.

Net Loss: We had a net loss of $863,093 for the three months ended September 30, 2012 compared to a net loss of $765,134 for the three months ended September 30, 2011.  The net loss for the three months ended September 30, 2012 included $200,000 in bad debt allowance recognized for the final payment due in July, 2012, on the sale of the Jones County Oil Play and the Atwood Secondary Oil Recovery recorded May 10, 2012. The net loss for the three months ended September 30, 2012 should be viewed in light of the cash flow from operations discussed below.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Our revenue, operating expenses, and net income for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 were as follows:

	Nine Months Ended September 30,			Percentage Change
	2012	2011	Change	Inc (Dec)

REVENUE	$209,151	$253,794	$(44,643)	(17.6%)

COSTS AND EXPENSES
Lease operating expense	64,695	90,385	(25,690)	(28.4%)
Production Taxes	15,780	22,093	(6,313)	(28.6%)
Exploration	199,236	131,699	67,537	51.3%
Exploration - non cash	30,375	43,875	(13,500)	(30.8%)
General and administrative expense	1,459,710	1,370,822	88,888	6.5%
General and administrative expense - non cash	784,291	174,075	610,216	350.5%
Depletion and accretion	47,760	40,770	6,990	17.1%
Total expenses	2,601,847	1,873,719	728,128

LOSS FROM OPERATIONS	(2,392,696)	(1,619,925)	(772,771)	(47.7%)

OTHER INCOME AND EXPENSE
Gain on sale of assets	(268,169)	-	(268,169)	n/m
Impairment of assets	162,703	-	162,703	n/m
Interest expense	3,987,381	1,511,019	2,476,362	n/m
Total other expense	3,881,915	1,511,019	2,370,896

NET LOSS BEFORE TAX BENEFIT	(6,274,611)	(3,130,944)

TAX BENEFIT	-	466,703

NET LOSS	$(6,274,611)	$(2,664,241)

Revenues: All of our revenue was derived from the sale of oil and natural gas.  Our revenues decreased $44,643 or 17.6% to $209,151 for the nine months ended September 30, 2012 from $253,794 for the nine months ended September 30, 2011.  The decrease reflects a decline in both the price and volume of natural gas sold to a weighted average of $4.19 per Mcf (thousand cubic feet) for the 43,789 Mcf of gas sold for the nine months ending September 30, 2012 from a weighted average of $6.74 per Mcf for the 50,762 Mcf of gas sold in the nine months ended September 30, 2011. The decline in physical gas production is attributable to the normal productivity decline that occurs with these types of wells over time. During the nine months ended September 30, 2012, we also sold 898 barrels of oil at weighted average price of $87.69 per barrel compared to 168 barrels of oil sold in the three month period ended September 30, 2011 at weighted average price of $90.31 per barrel.

Lease Operating Expenses:  Our cost of production decreased $25,690 or 28.4% to $64,695 for the nine months ended September 30, 2012 from $90,385 for the nine months ended September 30, 2011. The decrease is primarily due to a credit received from a drilling services company in early 2012 for an over-charge paid in 2011.

Production Taxes: Production taxes decreased $6,313 to $15,780 for the nine months ended September 30, 2012 from $22,093 for the nine months ended September 30, 2011. The decrease is primarily due to the effect of lower gas volumes and sales prices in 2012 compared to 2011.

Exploration Expense: Exploration expense increased $67,537 or 51.3% to $199,236 for the nine months ended September 30, 2012 from $131,699 for the nine months ended September 30, 2011. The increase reflects the higher overall level of exploration activities for the nine months ended September 30, 2012 compared to the nine month period ended September 30, 2011.

Exploration Expense – non cash: Exploration non-cash expense decreased $13,500 to $30,375 for the nine months ended September 30, 2012 from $43,875 for the nine months ended September 30, 2011. The decrease reflects the amortization of the non-cash charges in the current year related to the initial grants of stock options (some of which vested immediately) to employees in the nine month period ended September 30, 2011.

General and Administrative Expense- cash:  General and administrative expenses increased $88,888 or 6.5% to $1,459,710 for the nine months ended September 30, 2012 from $1,370,822 for the nine months ended September 30, 2011.  For the most part, the increase reflects the increase in non-recurring accounting service expenses associated with the transfer of the accounting function from Irvine, CA, to Austin, TX during the three month period ending September 30, 2012 and the compensation expense associated with the addition of one officer and one employee compared to no such costs for the same three months ending September 30, 2011.

General and Administrative Expense – non cash:  General and administrative non-cash expenses increased $610,216 or 350.5% to $784,291 for the nine months ended September 30, 2012 from $174,075 for the nine months ended September 30, 2011.   The increase reflects charges in 2012 related to a bad debt expense associated with the sale of oil and gas assets in May 2012, grants related to non-qualified stock options to employees and officers of the Company, the amortization of previous of stock option as they vest over time, the cost of warrants granted to affiliates and non-affiliates is of the Company for special consulting assistance in certain undertakings of the Company, and warrants granted to a related party to serve as general counsel of the Company all net of a negative adjustment for warrants authorized in a prior period of this year.

Depletion and Accretion:  Depletion, accretion, and depreciation increased $6,990 or 17.1% to $47,760 for the nine months ended September 30, 2012 from $40,770 for the nine months ended September 30, 2011.  The increase is due to the additional depletion of the operating oil wells in early 2012 which the Company did not have in the nine months ending September 30, 2011 notwithstanding the reduction in amount of assets subject to depletion as a result of the sale of the Jones County/Atwood properties in May, 2012.

Gain on Sale of Assets: On May 10, 2012, the Company sold its interests in the Jones County Oil Play and the Atwood Secondary Oil Recovery project for $400,000 in cash payable in two even installments in May and July, 2012. The sale resulted in a one-time gain of $268,169. The Company has recognized a bad debt allowance of $200,000 against the second installment which was due in July, 2012.

Impairment of Assets: During the nine months ended September 30, 2012, the Company recorded $162,703 in asset impairment charges for our Uno Mas well which was deemed not commercial and a charge associated with the write-off of other undeveloped land costs in New Mexico. There were no impairment charges for the nine months ending September 30, 2011.

Interest Expense: Interest expense increased $2,476,362 to $3,987,381 for the nine months ended September 30, 2012 from $1,511,019 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, $265,460 represents the amortization of the non-cash debt discount associated with the sale of the Debentures from January 1, 2012 up to the point where the Debentures were converted to common stock on February 29, 2012, $3,661,781 represents the recognition of the remaining non-cash debt discount associated with the conversion of all the outstanding Debentures to common stock on February 29, 2012, and $57,100, for the most part, represents the actual interest expense accrued on the Debentures outstanding until the conversion of the Debentures on February 29, 2012, and $3,040 represents the 10% return paid to Navitus for arranging for additional contributions to AEP.

Income Taxes: There is no provision for income tax recorded for either the nine months ended September 30, 2012 or for the nine months ended September 30, 2011 due to the expected operating losses of both years.  We had available NOL carry forwards of approximately $13,130,000 at December 31, 2011. Our NOL generally begins to expire in 2025.

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

All tax benefits recognized in 2011 and 2012 due to the timing difference in tax effect between the accounting and tax basis of the Company’s Debentures were eliminated when the Debentures were converted to common stock during the three month period ended September 30, 2012.

Net Loss:  We had a net loss of $6,274,611 for the nine months ended September 30, 2012 compared to a net loss of $2,664,241 for the nine months ended September 30, 2011.  This net loss should be viewed in light of the cash flow from operations discussed below.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2012 as compared to September 30, 2011, are as follows:

	September 30,
	2012	2011
Cash	$99,363	$223,231
Total current assets	164,246	345,455
Total assets	1,695,374	1,282,316
Total current liabilities	229,882	330,192
Total liabilities	259,886	1,287,508

At September 30, 2012, we had a working capital deficit of $65,636 compared to a working capital surplus of $15,263 at September 30, 2011. Current liabilities decreased to $229,882 at September 30, 2012 from $330,192 at September 30, 2011 primarily due to the pay down of accounts payable offset somewhat by an increase in accrued royalties and the conversion of accrued interest to common stock.

Net cash used in operating activities for the nine months ended September 30, 2012 was $1,748,270 after the net loss of $6,274,611 was decreased by $4,704,828 in non-cash charges and offset by $178,487 in changes to the working capital accounts. This compares to cash used in operating activities for the nine months ended September 30, 2011 of $1,613,778 after the net loss for that period of $2,664,241 was decreased by $1,163,861 in non-cash charges offset by $113,398 in changes to the working capital accounts.

Net cash used in investing activities for the nine months ended September 30, 2012 was $936,292 of which $263,650 was for drilling and related costs for exploration efforts, $661,983 was used to acquire land and rights to land for drilling, and $10,359 was used to purchase furniture and fixtures for the Austin, Texas office. This compares to $417,567 in drilling costs and $8,329 in purchases of furniture and fixtures for the then new Austin, Texas office during the nine months ended September 30, 2011.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $2,308,302 of which $1,815,000 came from the sale of the Company’s 10% Senior Secured Convertible Debentures, $200,000 came from the sale of the Company’s investment in the Jones County/Atwood properties, $349,900 came from contributions from Navitus, and $4,874 came from the exercise of warrants. In the meantime, $61,472 in distributions was made to Navitus in accordance with the Second Amended Aurora Partnership Agreement. This compares to $2,151,333 provided by financing activities during the nine months ended September 30, 2011 of which $2,270,000 came from the sale of the Company’s 10% Senior Secured Convertible Debentures while $68,667 was used to pay down a bank line of credit and $50,000 was used to pay off a note due a related party.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures are effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, the following unregistered securities were issued for the purposes noted. All shares and prices have been adjusted for the 1:50 reverse stock split effective for the Company on January 12, 2012.

On August 23, 2012, we issued warrants to purchase 249,900 shares of common stock at an exercise price of $.65 to Navitus in consideration of a capital contribution by Aurora of $249,900 pursuant to the Company’s capital contribution agreement with Aurora. The Board valued the warrants at $152,439 under the Black Scholes parameters in Part I Note 6 above and recorded the amount as a cost against the funds raised in the equity accounts of the Company.

On September 14, 2012, we issued warrants to purchase 100,000 shares of common stock at an exercise price of $.51 to Navitus in consideration of a capital contribution by Aurora of $100,000 pursuant to the Company’s capital contribution agreement with Aurora. The Board valued the warrants at $48,000 under the Black Scholes parameters in Part I Note 6 above and recorded the amount as a cost against the funds raised in the equity accounts of the Company.

On September 28, 2012 we authorized warrants to be issued to purchase a total of 60,000 shares of common stock at an exercise price of $.46 to members of the board in return for their board service during the months of April through September, 2012. Each of the five board member earns warrants to purchase 2,000 shares for each monthly meeting attended.  These warrants will be physically issued by us to the individuals on December 31, 2012. The Board valued the warrants at $28,800 under the Black Scholes parameters Part I Note 6 above and recognized a non-cash charge of that amount for services during the three months ended September 30, 2012.

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

Item 5. Other Information

There is no information required to be reported under this Item.

Item 6. Exhibits

(a)	Exhibits

5.02	Employment Agreement with Mark Biggers as Chief Financial Officer originally noticed in Form 8K on December 28, 2011
10.1	Second Amended Partnership Agreement for Aurora Energy Partners
31.1	Rule 13a-14(a)/15d-14(a) Certification by Kenneth Hill
31.2	Rule 13a-14(a)/15d-14(a) Certification by Mark Biggers
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ENERGY CORPORATION
Date: November 14, 2012

	By:	/s/ KENNETH HILL
Kenneth Hill
Chief Executive Officer and Director

