Form 10-K/A
period 2011-12-31
VICTORY ENERGY CORP
filed 2012-12-03
CIK 700764

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

EXPLANATORY NOTE

This amendment to our Form 10-K for 2011 is done to address five items.

The Company's Form 10-K/A for 2011 now provides a copy of the oil and gas reserves report prepared by Mr. J.A. Nicholson, an independent, registered professional engineer. It is attached as Exhibit 10.10.

Also, the signature page now includes the name of our Chief Financial Officer.

Exhibit 5.02 provides a copy of the employment agreement for Mr. Mark Biggers, our Chief Financial Officer, hired in January 2012. The document is incorporated by reference to Exhibit 5.02 of the Company's Form 10-Q filed with the SEC on November 14, 2012.

Also, there is a new reference to Exhibit 10.9, the Second Amendment to the Partnership Agreement of Aurora Energy Partners, wherein a full copy of the agreement is incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the SEC on November 14, 2012.

Finally, on page 46, under the heading of Security Ownership of Certain Beneficial Owners, there were four directors or officers where footnote references were changed. There were no changes to the underlying number of shares, options or warrants.

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

The reserve reports prepared by Mr. Nicolson were reviewed and approved by our independent consultants, including a geologist and an oil & gas operations professional. The PV-10 value was derived using average prices throughout the calendar year, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. The report provided by Mr. Nicholson has been filed as Exhibit 10.10.

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

The following table sets forth, as of December 31, 2011, certain information with respect to the Company’s equity securities owned or record or beneficially by (i) each officer and director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all directors and executive officer as a group:

The following is the schedule of beneficial ownership as of December 31, 2011:

Name and Position	Business Address	Common Stock	Vested Options	Warrants (1)(2)	Total	Percent of Class (3)

Ronald Zamber, Director (4)	1919 Lathrop Suite 103, Fairbanks, AK 99701	23,705,094	-	10,842,226	34,547,320	8.8%

Robert Miranda, Chairman, CEO, CFO, and Director (5)	20341 Irvine Avenue #D6, Newport Beach, CA 92660	4,655,616	-	9,100,000	13,755,616	3.5%

Robert Grenley, Director	40 Loch Lane SW, Lakewood, WA 98499	-	-	3,900,000	3,900,000	1.0%

David McCall, General Counsel, Director (6)	2600 Via Fortuna, Suite 200, Austin TX 78746	7,261,644		5,700,000	12,961,644	3.3%

Kenneth Hill, Vice President, and Director (7)	3355 Bee Caves Rd Ste 608 Austin, TX 78746	8,291,507	2,250,000	900,000	11,441,507	3.0%

Stanley Lindsey, Vice President (8)	3355 Bee Caves Rd Ste 608 Austin, TX 78746	7,259,178	2,250,000	-	9,509,178	2.5%

All Officers and Directors As a Group (6 Persons)		51,173,039	4,500,000	30,442,226	86,115,265	20.9%

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) and (2)   Financial Statements and Schedules

(a)(3)         Exhibits

Refer to (b) below.

(b)	Exhibits

3.1	Articles of Incorporation of All Things, Inc., filed on January 7, 1982 incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.2	Certificate of Amendment of Articles of Incorporation, filed on January 7, 1982 incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.3	Certificate of Amendment of Articles of Incorporation, filed on March 21, 1985 incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.4	Certificate of Amendment of Articles of Incorporation, filed on November 1, 1995 incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.5	Certificate of Amendment of Articles of Incorporation, filed on April 28, 2003 incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.6	Certificate of Amendment of Articles of Incorporation, filed on May 3, 2006 incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.7	Certificate of Amendment of Articles of Incorporation, filed on May 10, 2006 incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.8	Certificate of Amendment of Articles of Incorporation, filed on August 22, 2006 incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.9	Certificate of Amendment of Articles of Incorporation, filed on October 3, 2008 incorporated by reference to Exhibit 3.9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

3.10	Certificate of Amendment of Articles of Incorporation, filed on November 18, 2011 as part of Form 14C. Attached to this Form 10K as Exhibit 3.10

3.11	Bylaws of Victory Energy Corporation incorporated by reference to Exhibit 3.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

5.02	Employment Agreement with Mark Biggers, Chief Financial Officer, originally noted in Form 8-K filed on December 28, 2011. Now incorporated by reference to Exhibit 5.02 of the Company's Form 10-Q filed with the SEC on November 14, 2012.

10.1	Unsecured Promissory Notes (Zamber) incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

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

10.9        Second Amendment to The Victory Energy Corporation/James Capital Energy, LLC, Joint Venture Partnership Agreement, In which the Company agreed with The Navitus Energy Group (“Navitus”), James Capital Consulting, LLC (“JCC”), and James Capital Energy, LLC (“JCE”) to amend certain terms of the Aurora Energy Partners partnership (“Aurora”) and to substitute Navitus, a Texas general partnership composed of JCC, JCE, Rodinia Partners, LLC, and Navitus Partners, LLC, as partner for JCC and JCE in Aurora. The effective date of the Second Amended Partnership Agreement is October 1, 2011. In addition, the Second Amendment effectively increases the Company’s interest in the profits and losses of Aurora from 15% to 50%. The Second Amendment is incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on December 9, 2011, as well as by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on November 14, 2012.

10.10        Oil and Gas Reserves Report prepared by J.A. Nicholson dated February 22, 2012

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

Date: November 27, 2012	VICTORY ENERGY CORPORATION

	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 27, 2012	By:	/s/ Ronald W. Zamber
Ronald W. Zamber
Director

Date: November 27, 2012	By:	/s/ Robert Miranda
Robert Miranda
Chairman and Director

Date: November 27, 2012	By:	/s/ Robert Grenley
Robert Grenley
Director

Date: November 27, 2012	By:	/s/ David B. McCall
David B. McCall
General Counsel and Director

Date: November 27, 2012	By:	/s/ Mark W. Biggers
Mark W. Biggers
Chief Financial Officer

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

