Form 10-K/A
period 2012-12-31
VICTORY ENERGY CORP
filed 2014-02-24
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Victory Energy Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on November 12, 2013 (the “Form 10-K”), is solely to file Exhibit 99.1 that was inadvertently omitted from the Form 10-K. Exhibit 99.1 is the reserve report letter prepared by James A. Nicholson as of December 31, 2012 and dated January 31, 2013.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

3.10	Certificate of Amendment of Articles of Incorporation, filed on November 18, 2011 as part of Form 14C. Attached to this Form 10K as Exhibit 3.10

3.11	Bylaws of Victory Energy Corporation incorporated by reference to Exhibit 3.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.1	Unsecured Promissory Notes (Zamber) incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.2	Separation Agreement by and between Victory Energy Corporation and Jon Fullenkamp dated May 15, 2009 incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.3	The Victory Energy Corporation/James Capital Energy, LLC, Joint Venture Partnership Agreement by and between Victory Energy Corporation, James Capital Energy, LLC and James Capital Consulting dated December 31, 2009 incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.4	Settlement Agreement and Mutual General Release by and between Jon Fullenkamp and Xploration, on the one hand; and Victory Energy Corporation, James Capital Energy, LLC, James Capital Consulting, LLC, James Capital, LLC, Aurora Energy Partners, Zamber Energy Investments, LLC, International Vision Quest, Miranda & Associates, Ronald Zamber, Robert Miranda, Richard May, and Tom Konz, on the other hand, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.5	Consulting Services Agreement by and between Victory Energy Corporation and Miranda & Associates, A Professional Accountancy Corporation dated November 16, 2008 incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.6	Consulting Services Agreement by and between the Victory Energy Corporation and Miranda & Associates, A Professional Accountancy Corporation, dated August 1, 2009 incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011.

10.7	First Amendment to The Victory Energy Corporation/James Capital Energy, LLC, Joint Venture Partnership Agreement, changing the name of the Partnership to “Aurora Energy Partners, A Texas General Partnership”, dated March 31, 2011

10.8	Option Agreement by and among Victory Energy Corporation, Santiago Resources, LP, 1519 Partners, LP, Via Fortuna Minerals, LLC, Wesley G. Ritchie, and Barrier Island Minerals, LLC dated December 20, 2010 incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on January 4, 2011.

10.9	Second Amendment to The Victory Energy Corporation/James Capital Energy, LLC, Joint Venture Partnership Agreement, In which the Company agreed with The Navitus Energy Group (“Navitus”), James Capital Consulting, LLC (“JCC”), and James Capital Energy, LLC (“JCE”) to amend certain terms of the Aurora Energy Partners partnership (“Aurora”) and to substitute Navitus, a Texas general partnership composed of JCC, JCE, Rodinia Partners, LLC, and Navitus Partners, LLC, as partner for JCC and JCE in Aurora. The effective date of the Second Amended Partnership Agreement is October 1, 2011. In addition, the Second Amendment effectively increases the Company’s interest in the profits and losses of Aurora from 15% to 50%. The Second Amendment is incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on December 9, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kenneth Hill

31.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth Hill

32	Section 1350 Certification of Kenneth Hill

99.1	Oil and Gas Reserves Report prepared by J.A. Nicholson dated January 31, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ENERGY CORPORATION

Date: February 21, 2014	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2014	By:	/s/ Ronald W. Zamber
Ronald W. Zamber
Director

Date: February 21, 2014	By:	/s/ Robert Miranda
Robert Miranda
Chairman and Director

Date: February 21, 2014	By:	/s/ Robert Grenley
Robert Grenley
Director

Date: February 21, 2014	By:	/s/ David B. McCall
David B. McCall
General Counsel and Director