Form 10-Q
period 2013-03-31
VICTORY ENERGY CORP
filed 2014-02-24
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________.

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

____________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 24, 2014, there were 27,563,619 shares of common stock, par value $0.001, issued and outstanding and held by 1,431 stockholders of record. This reflects the 50:1 reverse stock split that became effective on January 12, 2012.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Victory Energy Corporation’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. It is not possible to identify all of these risks, uncertainties or assumptions. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	continued operating losses;
•	investors questioning of our ability to continue as a going concern;
•	difficulties in raising additional capital;
•	our inability to pay a preferred return to The Navitus Energy Group for new capital contributions to Aurora Energy Partners
•	challenges in growing our business;
•	designation of our common stock as a “penny stock” under SEC regulations;
•	FINRA requirements that may limit the ability to buy and sell our common stock;
•	volatility in the price of our common stock;
•	the highly speculative nature of an investment in our common stock;
•	climate change and greenhouse gas regulations;
•	global economic conditions;
•	the substantial amount of capital required by our operations;
•	the volatility of oil and natural gas prices;
•	the high level of risk associated with drilling for and producing oil and natural gas;

•	assumptions associated with reserve estimates;
•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;
•	seismic studies may not guarantee the presence of oil or natural gas in commercial quantities;
•	potential exploration, production and acquisitions may not maintain revenue levels in the future;
•	future acquisitions may yield revenues or production that differ significantly from our projections;
•	difficulties associated with managing a growing enterprise;
•	strong competition from other oil and natural gas companies;
•	the unavailability or high cost of drilling rigs and related equipment;
•	our inability to control properties that we do not operate;
•	our dependence on key management personnel and technical experts;
•	our dependence on third parties for the marketing of our natural gas production;
•	our inability to keep pace with technological advancements in our industry;
•	the potential for write-downs in the carrying values of our oil and natural gas properties;
•	our compliance with complex laws governing our business;
•	our failure to comply with environmental laws and regulations;
•	the demand for oil and natural gas and our ability to transport our production;
•	the financial condition of the operators of the properties in which we own an interest;
•	our levels of insurance or those of our operators may be insufficient;
•	terrorist attacks on our operations;
•	the dilutive effect of additional issuances of our common stock, options or warrants;
•	any impairments of our oil and gas properties;
•	the results of pending litigation; and
•	the dissolution of the Aurora Energy Partners agreement.

Additionally, the information set forth under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report could cause actual results to differ materially from those in the forward-looking statements. Other unpredictable or unknown factors not discussed in this report could also cause actual results to differ materially from those in the forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,625	$158,165
Accounts receivable–less allowance for doubtful accounts of $200,000, and $200,000 for March 31, 2013 and December 31, 2012, respectively	74,495	157,481
Accounts receivable–related party	33,750	-
Prepaid expenses	99,625	68,693
Total current assets	232,495	384,339

FIXED ASSETS
Furniture and equipment	43,173	43,173
Accumulated depreciation	(7,040)	(5,521)
Total furniture and fixtures, net	36,133	37,652

Producing oil and natural gas properties, net of impairment	3,254,251	2,583,504
Accumulated depletion	(1,162,570)	(1,145,514)
Total oil and gas properties, net	2,091,681	1,437,990

TOTAL ASSETS	$2,360,309	$1,859,981

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$205,985	$4,339
Accrued interest	-	25,639
Accrued liabilities	151,726	216,444
Accrued liabilities–related parties	39,149	17,504
Liability for unauthorized preferred stock issued	9,283	9,283
Total current liabilities	406,143	273,209

OTHER LIABILITIES
Asset retirement obligations	45,372	39,905
TOTAL LIABILITIES	451,515	313,114

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 47,500,000 shares authorized, 27,563,619 shares and 27,563,619 issued and outstanding, March 31, 2013, and December 31, 2012, respectively	27,564	27,564
Additional paid-in capital	34,356,354	34,325,073
Accumulated deficit	(35,629,645)	(35,215,267)
VICTORY ENERGY CORPORATION STOCKHOLDERS' EQUITY (DEFICIT)	(1,245,727)	(862,630)
Non-controlling Interest	3,154,521	2,409,497
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	1,908,794	1,546,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,360,309	$1,859,981

The accompanying notes are an integral part of thesecondensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
		(as restated)

REVENUE	$93,768	$63,965

COSTS AND EXPENSES
Lease operating expenses	23,590	(14,155)
Production taxes	8,948	6,479
Dry hole costs	3,610	86,742
Exploration	13,158	10,125
General and administrative expense	478,796	981,725
Depletion, depreciation, and accretion	18,575	18,809
Total expenses	546,677	1,089,725

LOSS FROM OPERATIONS	(452,909)	(1,025,760)

OTHER INCOME AND EXPENSE
Interest expense	445	3,984,023
Total other income and expense	445	3,984,023

LOSS BEFORE TAX BENEFIT	(453,354)	(5,009,783)

TAX BENEFIT	-	-

NET LOSS	(453,354)	(5,009,783)
Less: net loss attributable to noncontrolling interest	(38,976)	(49,734)
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(414,378)	$(4,960,049)

Weighted average shares, basic and diluted	27,563,619	10,874,774
Net loss per share, basic and diluted	$(0.02)	$(0.46)

The accompanying notes are an integral part of thesecondensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(453,354)	$(5,009,783)
Adjustments to reconcile net loss from operations to
net cash used in operating activities
Accretion of asset retirement obligation	998	-
Amortization of debt discount and financing warrants	-	265,460
Unamortized discount on debentures converted to common stock	-	3,661,781
Depletion and depreciation	18,575	18,809
Stock based compensation	22,281	82,125
Warrants for services	9,000	263,850
Change in operating assets and liabilities
Accounts receivable	82,986	(60,736)
Accounts receivable – related parties	(33,750)
Prepaid expense	(30,932)	7,373
Accounts payable	201,646	(113,324)
Accrued liabilities	(64,718)	53,984
Accrued interest	(25,639)	-
Accrued liabilities–related parties	21,645	-
Net cash used in operating activities	(251,262)	(830,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and completion costs	(826,278)	(82,795)
Acquisition of land	-	(505,000)
Sale-farm out of leaseholds	160,000
Net cash (used) in investing activities	(666,278)	(587,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured convertible debentures	-	1,815,000
Non-controlling interest contributions	784,000	-
Net cash provided by financing activities	784,000	1,815,000

Net change in cash and cash equivalents	(133,540)	396,744

Beginning cash and cash equivalents	158,165	475,623

Ending cash and cash equivalents	$24,625	$872,367

The accompanying notes are an integral part to thesecondensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Victory Energy Corporation (Victory) is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners. The Company is engaged in the exploration, acquisition, development, and production of domestic oil and natural gas properties. Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 27,563,619 shares of common stock outstanding as of March 31, 2013. On January 12, 2012 the Company implemented a 50:1 reverse stock split. All information in this report reflects the recent stock split. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, TX 78746.

A summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements is set forth below.

Basis of Presentation and Consolidation:

Victory is the managing partner of Aurora Energy Partners, a Texas General Partnership (“Aurora”), and holds a 50% partnership interest in Aurora. Aurora is consolidated with Victory for financial statement purposes, as the terms of the partnership agreement gives Victory effective control of the partnership. The condensed consolidated financial statements include the accounts of Victory and the accounts of Aurora. The Company’s management, in considering accounting policies pertaining to consolidation, has reviewed the relevant accounting literature. The Company follows that literature, in assessing whether the rights of the non-controlling interests should overcome the presumption of consolidation when a majority voting, or controlling interest in its investee “is a matter of judgment that depends on facts and circumstances.” In applying the circumstances and contractual provisions of the partnership agreement, management determined that the non-controlling rights do not, individually or in the aggregate, provide for the non-controlling interest to “effectively participate in significant decisions that would be expected to be made in the ordinary course of business.” The rights of the non-controlling interest are protective in nature. All intercompany balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2013, for the three-month periods ended March 31, 2013 and March 31, 2012, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of Victory Energy Corporation and subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been included.

Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on November 12, 2013.

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

The non-controlling interest in Aurora is held by Navitus Energy Group, a Texas general partnership. As of March 31, 2013, $3,154,521 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with losses attributable to non-controlling interests of $38,976 and $49,734 for the three months ended March 31, 2013 and March 31, 2012, respectively. As of December 31, 2012, $2,409,497 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with losses attributable to the non-controlling interests of $359,864 for the year ended December 31, 2012.

Restatements and Reclassifications:

Certain prior year and quarterly amounts have been restated; to correctly present the non-controlling interest representing the third-party investment in Aurora in our condensed consolidated financial statements. Users of these financial statements should refer to the Company’s Annual Report Form 10K filed November 12, 2013 for more information regarding any restatements.

Certain reclassifications have been made between common stock and additional paid-in capital on the December 31, 2012 Condensed Consolidated Balance Sheet to conform to the presentation on the current period Condensed Consolidated Balance Sheet and reflect the 50:1 reverse stock-split. These reclassifications had no impact on the net income for the year ended December 31, 2012 or total stockholder’s equity at December 31, 2012.

Use of Estimates:

The preparation of our condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion, and amortization (“DD&A”) expense, property costs, estimated future net cash flows from proved reserves, cost to abandon oil and natural gas properties, taxes, accruals of capitalized costs, operating costs and production revenue, capitalized general and administrative costs and interest, insurance recoveries, effectiveness and estimated fair value of derivative positions, the purchase price allocation on properties acquired, various common stock, warrants and option transactions, and contingencies.

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

We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to ten years.

The Company recorded impairment expense of $0 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Long-lived Assets and Intangible Assets:

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended March 31, 2013 and the twelve months ended December 31, 2012.

	March 31, 2013	December 31, 2012

Asset retirement obligation at beginning of period	$39,905	$30,004
Liabilities incurred	4,469	7,002
Revisions to previous estimates	0	0
Accretion expense	998	2,899
Asset retirement obligation at end of period	$45,372	$39,905

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over their estimated useful life of 5 to 7 years.

Cash and Cash Equivalents:

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at March 31, 2013 and December 31, 2012, respectively.

Accounts Receivable:

Our accounts receivable are primarily from purchasers of natural gas and oil and exploration and production companies which operate properties we own working interests in.

Allowance for Doubtful Accounts:

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. Allowance for doubtful accounts are maintained for all customers based on a variety of factors, including the length of time receivables are past due, macroeconomic conditions, significant one-time events and historical experience. An additional allowance for individual accounts is recorded when they become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2013 and December 31, 2012, the Company has deemed $200,000 from the sale of oil and gas properties associated with the Jones County prospect, to be uncollectible and thus, has recorded this amount as an allowance for doubtful accounts.

Fair Value:

At March 31, 2013 and December 31, 2012, the carrying value of the Company's financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other long-term liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates. Management believes that due to the Company's current credit worthiness, the fair value of long-term debt could be less than the book value; however, due to current market conditions and available information, the fair value of such debt is not readily determinable. Financial Accounting Standard Board ("FASB") ASC Topic 820 established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by

FASB ASC Topic 820 hierarchy is as follows:

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

The Company recorded impairment expense of $0 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Revenue Recognition:

The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on our interests in the properties. Differences between volumes sold and entitled volumes create oil and natural gas imbalances which are generally reflected as adjustments to reported proved oil and natural gas reserves and future cash flows in their supplemental oil and natural gas disclosures. If their excess takes of natural gas or oil exceed their estimated remaining proved reserves for a property, a natural gas or oil imbalance liability is recorded in the Condensed Consolidated Balance Sheets.

Concentrations:

There is a ready market for the sale of crude oil and natural gas. During the three months ended March 31, 2013 and the year ended December 31, 2012, our gas field and our producing wells sold their respective gas and oil production to one purchaser for each field or well. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results.

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

The Company recognized stock-based directors fee and service incentive fee compensation expense from warrants granted to directors for the three months ended March 31, 2013 and 2012, of $9,000 and $263,850, respectively.

The Company recognized stock-based compensation expense from stock options granted to officers and employees of the company for the three months ended March 31, 2013 and 2012 of $22,281 and $82,125, respectively.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the condensed consolidated financial statements, the Company has incurred a net loss of $453,354 for the three months ended March 31, 2013

The proceeds from the sale and conversion to stock of the Company’s 10% Senior Secured Convertible Debentures in 2012 and new contributions to the Aurora partnership by The Navitus Energy Group (“Navitus”) have allowed the Company to continue operations and invest in new oil and natural gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. For the three months ended March 31, 2013, the Company has invested a net of $826,278 in drilling and completion costs.

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

Note 2 – Navitus Energy Group Funding, Tracking and Accrual

Under terms of the Second Amended Partnership Agreement, the Navitus Energy Group partners are to accrue a net profits interest respective to their partnership interest. Any distributions of the net profits interest to partners are at the discretion of Victory, as managing partner, together with 100% of the partnership interests. As of March 31, 2013, there are no accrued, or accumulated, net profits interest of the Aurora Energy Partnership. The accumulated net deficits of Navitus Energy Group, along with historical contributions, net of distributions, are reported as non-controlling interests in the equity section of the Victory and Aurora consolidated financial statements.

10% Preferred Distributions

Under the terms of the Second Amended Aurora Partnership Agreement, Navitus Partners, LLC, the fourth partner of the partnership, admitted under the Navitus Private Placement Memorandum (Navitus PPM), is accrued a preferred distribution of 10% based upon capital contributions to Aurora. The preferred distribution is in addition to and does not reduce any net profits interest which may accrue. Since August 23, 2012, these accrued preferred distributions total $62,149 ($25,639 attributable to 2012 and $36,510 attributable to the first quarter of 2013). Victory, as managing partner, may, in its sole discretion, choose to distribute the preferred returns, or, apply these funds to other partnership purposes. Navitus Partners, LLC also receives warrants for Victory’s common stock, allocated as 50,000 warrants for every Unit purchased under the Navitus PPM (equivalent of 1 warrant for every $1.00 invested), exercisable under the terms of the Second Amended Partnership Agreement and the Navitus PPM. Since August 23, 2012, $1,873,900 of capital contributions have resulted in issuance of 1,873,900 common stock warrants (1,089,900 in 2012 and 784,000 in the first quarter of 2013).

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following:

	March 31, 2013	December 31, 2012

Total oil and natural gas properties, at cost	$6,939,453	$6,268,706
Less: accumulated impairment	(3,685,202)	(3,685,202)
Oil and natural gas properties, net impairment	3,254,251	2,583,504
Less: accumulated depletion	(1,162,570)	(1,145,514)
Oil and natural gas properties, net	$2,091,681	$1,437,990

Depletion, depreciation, and accretion expense for the three months ended March 31, 2013 and the three months ended March 31, 2012 was $18,575 and $18,809, respectively. During the year ended December 31, 2012 the Company recorded impairment losses of $344,353. There has been no impairment recognized during the three months ended March 31, 2013.

Note 4 – Senior Secured Convertible Debentures

All share references have been adjusted to reflect a 50:1 reverse stock split by the Company on January 12, 2012.

During the years ended December 31, 2011 and December 31, 2012 the Company raised $4,935,000 from accredited investors via 10% Senior Secured Convertible Debentures. Specifically the Company raised $3,120,000 in 2011 and $1,815,000 on February 29, 2012. These debentures were converted to 19,505,523 shares of the Company’s common stock in accordance with the terms of the debenture, on February 29, 2012. As of the periods ended March 31, 2013 and December 31, 2012, the Company no longer had any outstanding Senior Secured Convertible Debentures.

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

There were 68,966 shares of unconverted preferred stock outstanding at March 31, 2013. The Company needs approximately 138,000 common shares in order to settle the outstanding debt as stated below.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	March 31, 2013	December 31, 2012

Liability for unauthorized preferred stock	$9,283	$9,283

Note 6 – Related Party Transactions

The Company uses legal and accounting services of two members of its Board of Directors in the ordinary course of the Company’s business. Accounts receivables from related parties for the three months ended March 31, 2013 and the year ended December 31, 2012 were $33,750 and $0, respectively. Accrued liabilities to related parties for the three months ended March 31, 2013 and the year ended December 31, 2012 were $39,149 and $17,504, respectively.

Note 7 – Shareholders Equity

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

During the three months ended March 31, 2013, the Company granted 30,000 warrants to its directors for board services with an exercise price of $.30. The warrants vest immediately and the Company has valued the warrants for services using the Black Scholes Option Pricing Model, at $9,000.

During the three months ended March 31, 2013, and in consideration of capital contributions by Aurora of $784,000 pursuant to the Company’s capital contribution agreement with Aurora, the Company issued 784,000 warrants to Navitus with an exercise price of $.30. The warrants vest immediately and the Company has valued the warrants using the Black Scholes Option Pricing Model, at $285,500.

Note 7 – Commitments and Contingencies

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

Plaintiff Oz Gas Corporation sued Victory Energy Corporation and other parties for bad faith trespass, among other claims, regarding the drilling of two wells on lands that Oz (“OZ”) claims title to. Victory Energy Corporation has a 50% interest in one of the named wells involved in this lawsuit (that being well 155-2 on the Adams Baggett Ranch in Crockett County, Texas). The lawsuit was originally filed against other parties in April 2008, and Victory intervened in the case on November 18, 2009 to protect its interest in the 155-2 well.

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

Cause No. D-1-GN-13-00044; Aurora Energy Partners and Victory Energy Corporation v. Crooked Oaks; In the 261st District Court of Travis County, Texas.

The Company has yet to collect an installment balance of $200,000 for the sale of its Jones County, Texas oil and gas interests in May of 2012. The Company believes it will ultimately recover this receivable, but has provided for it as an allowance for doubtful accounts, and has not included it in the net accounts receivable balance of the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included elsewhere in this report. Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations.

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements.

Forward Looking Statements

This report contains forward-looking statements concerning our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results and prospects, including statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “will,” “shall,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. We provide the following cautionary statement identifying important factors (some of which are beyond our control) which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

At the end of March 31, 2013, the Company held a working interest in 25 wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas.

Our primary company business objective is to grow proved reserves through new drilling and grow the value of those reserves by focusing on oil. For 2013, we continue to achieve both a shift toward oil and increase in proved reserves through successful drilling. We also added properties large enough to offer new multi-well drilling opportunities in the future.

During January 2013, Aurora commenced drilling the first well at Lightnin’ and participated in the three additional oil targeted wells. The wells are the Lightin’ #1, Bootleg Canyon 7 #1, Hickory State 14 #1 and the Milan 12 #1. The successful completion of Lightin’ #1 in late March indicates a substantial increase in proven reserves for the Company and a significant increase in oil reserves relative to gas reserves. The Company entered 2013 with proved reserves of 137,500 BOE that were 82% natural gas and 18% oil.

Our revenue, profitability, cash flow, oil and natural gas reserves value, future growth, and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict, with certainty, future prices for oil and natural gas.These pricesare subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas.Market uncertainty and a variety of additional factors are beyond our control.

Going Concern

As presented in the condensed consolidated financial statements, the Company has incurred a net loss of $453,354 during the three months ended March 31, 2013, and losses are expected to continue in the near term. The Company has been funding its operations through Aurora and from contributions made by its partners. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

The accompanying condensed consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Our revenue, operating expenses, and net income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31,			Percentage Change
	2013	2012	Change	Inc (Dec)
		(as restated)

REVENUE	$93,768	$63,965	$29,803	47%

COSTS AND EXPENSES
Lease operating expense	23,590	(14,155)	37,745	NM
Dry hole costs	3,610	86,742	(83,132)	(96%)
Production Taxes	8,948	6,479	2,469	38%
Exploration	13,158	10,125	3,033	30%
General and administrative expense	478,796	981,725	(502,929)	(51%)
Depletion and accretion	18,575	18,809	(234)	(1%)
Total expenses	546,677	1,089,725	(543,048)

LOSS FROM OPERATIONS	(452,909)	(1,025,760)	572,851	56%

OTHER INCOME AND EXPENSE
Interest expense	445	3,984,023	(3,983,578)	(100%)
Total other income and expense	445	3,984,023	(3,983,578)

LOSS BEFORE TAX BENEFIT	(453,354)	(5,009,783)

TAX BENEFIT	-	-

NET LOSS	(453,354)	(5,009,783)
Less: Net loss attributable to noncontrolling interest	(38,976)	(49,734)
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(414,378)	$(4,960,049)

Revenues: Our revenuesare derived from the sale of oil and natural gas. Our revenues increased $29,803 or 47% to $93,768 for the three months ended March 31, 2013 from $63,965 for the three months ended March 31, 2012. Oil volumes increased 323 barrels, or 75% for the three months ended March 31, 2013, compared to 184 barrels for the three months ended March 31, 2012. The increase in production was primarily due to the University 6 #1 and #2 wells that were developed in Bootleg Canyon. Conversely, natural gas declined 7% to 9,643 mcf from 10,386 mcf.

Lease Operating Expenses: Lease operating expenses increased $37,745 to $23,590 for the three months ended March 31, 2013 from a non-recurring credit of $(14,155) for the three months ended March 31, 2012. The increase in lease operating expenses reflects an increase in the number of operating properties in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Dry Hole Costs: Dry hole costs were $3,610 and $86,742 for the three months ended March 31, 2013 and 2012, respectively. The incurred these dry hole costs in connection with the drilling of the Sattle Butte Prospect in Pecos County, Texas.

Production Taxes: Production taxes are charged at the well head for the production of gas and oil. Production taxes increased $2,469 or 38% to $8,948 for the three months ended March 31, 2013 from $6,479 for the three months ended March 31, 2012. Our production taxes are up because our production has increased.

Exploration Expense: Exploration expense increased $3,033 or 30% to $13,158 for the three months ended March 31, 2013 from $10,125 for the three months ended March 31, 2012. The change is not considered meaningful and simply reflects the timing of expenses for exploration activities.

General and Administrative Expense: General and administrative expenses decreased $502,929 or 51% to $478,796 for the three months ended March 31, 2013 from $981,725 for the three months ended March 31, 2012. The decrease is in the utilization of outside consultants for software, accounting and tax services.

Depletion and Accretion: Depletion, accretion, and depreciation decreased $234 or 1% to $18,575 for the three months ended March 31, 2013 from $18,809 for the three months ended March 31, 2012. The change is not considered meaningful and partly reflects the increase in proved reserves available for production.

Interest Expense: Interest expense was $445 for the three months ending March 31, 2013. This primarily represents immaterial banking activity and is not considered meaningful. The $3,984,023 interest charge for the three months ended March 31, 2012 was almost entirely due to the non-cash debt discount associated with the conversion of all outstanding debentures to common stock on February 29, 2012.

Income Taxes: There is no provision for income tax recorded for either the three months ended March 31, 2013 or for the three months ended March 31, 2012 due to the expected operating losses of both years. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax. Our NOL generally begins to expire in 2025.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets for the periods ended March 31, 2013 and March 31, 2012. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Net Loss: We had a net loss of $453,354 for the three months ended March 31, 2013 compared to a net loss of $5,009,783 for the three months ended March 31, 2012. This net loss should be viewed in light of the cash flow from operations discussed below.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2013 as compared to December 31, 2012, are as follows:

	March 31, 2013	December 31, 2012

Cash	$24,625	$158,165
Total current assets	232,495	384,339
Total assets	2,360,309	1,859,981
Total current liabilities	406,143	273,209
Total liabilities	451,515	313,114

At March 31, 2013, we had negative working capital of $173,648 compared to a working capital of $111,130 at December 31, 2012. Current liabilities increased to $406,143 at March 31, 2013 from $273,209 at December 31, 2012 primarily due to expenses related to the drilling of new wells.

Net cash used in operating activities for the three months ended March 31, 2013 was $251,262 after the net loss of $453,354 was decreased by $50,854 in non-cash charges and offset by $151,238 in changes in other operating assets and liabilities. This compares to cash used in operating activities for the three months ended March 31, 2012 of $830,461 after the net loss for that period of $5,009,783 was decreased by $4,292,025 in non-cash charges offset by $112,703 in changes in other operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2013 was $666,278 of which $826,278 was for drilling and related costs for exploration efforts, and $160,000 was a farm outof leaseholds. This compares to $587,795 in drilling costs and acquired land for the three months ended March 31, 2012.

Net cash provided by financing activities for the three months ended March 31, 2013 was $784,000 in contributions from Navitus. This compares to $1,815,000 which came from the sale of the Company’s 10% Senior Convertible Debentures for the three months ended March 31, 2012.

Item 3. Qualitative and Quantitative Discussions About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include market risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on November 12, 2013.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Part II – Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of the litigation as reported in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on November 12, 2013.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on May 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the following unregistered securities were issued for the purposes noted. All shares and prices have been adjusted for the 50:1 reverse stock split effective for the Company on January 12, 2012.

During the three months ended March 31, 2013, we issued warrants to purchase shares of common to stock at an exercise price of $.30 to Navitus in consideration of capital contributions by Aurora of $784,000 pursuant to the Company’s capital contribution agreement with Aurora. The Board valued the warrants at $235,200 under the Black Scholes parameters in Part 1 Note 6 above and recorded the amount as a cost against the funds raised in the equity accounts of the Company.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no information required to be reported under this Item.

Item 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by Kenneth Hill
31.2	Rule 13a-14(a)/15d-14(a) Certification by Kenneth Hill
32.1	Section 1350 Certification by Kenneth Hill
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________
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

VICTORY ENERGY CORPORATION

Date: February 24, 2014	By:	/s/ KENNETH HILL
Kenneth Hill
Chief Executive Officer and Director