Form 10-Q
period 2013-06-30
VICTORY ENERGY CORP
filed 2014-02-24
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

__________________________________________________________________
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
FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$359,290	$158,165
Accounts receivable–less allowance for doubtful accounts of $200,000, and $200,000 for June 30, 2013 and December 31, 2012, respectively	140,247	157,481
Accounts receivable–related party	22,500
Prepaid expenses	-	68,693
Total current assets	522,037	384,339

FIXED ASSETS
Furniture and equipment	43,173	43,173
Accumulated depreciation	(8,559)	(5,521)
Total furniture and fixtures, net	34,614	37,652

Producing oil and natural gas properties, net of impairment	3,849,906	2,583,504
Accumulated depletion	(1,220,375)	(1,145,514)
Total oil and gas properties, net	2,629,531	1,437,990

TOTAL ASSETS	$3,186,182	$1,859,981

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$259,221	$4,339
Accrued interest	-	25,639
Accrued liabilities	174,150	216,444
Accrued liabilities–related parties	55,389	17,504
Liability for unauthorized preferred stock issued	9,283	9,283
Total current liabilities	498,043	273,209

OTHER LIABILITIES
Asset retirement obligations	50,833	39,905
TOTAL LIABILITIES	548,876	313,114

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 47,500,000 shares authorized, 27,563,619 shares and 27,563,619 issued and outstanding, June 30, 2013, and December 31, 2012, respectively	27,564	27,564
Additional paid-in capital	34,384,898	34,325,073
Accumulated deficit	(35,941,364)	(35,215,267)
VICTORY ENERGY CORPORATION STOCKHOLDERS' EQUITY (DEFICIT)	(1,528,902)	(862,630)
Non-controlling Interest	4,166,208	2,409,497
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	2,637,306	1,546,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,186,182	$1,859,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUE	$161,910	$68,151	$255,678	$132,118

COSTS AND EXPENSES
Lease operating expenses	51,396	57,565	74,986	43,411
Production taxes	11,655	5,671	20,603	12,150
Dry hole costs	-	-	3,610	-
Exploration	2,419	70,329	15,577	167,196
General and administrative expense	421,647	585,900	900,443	1,567,625
Depletion, depreciation, and accretion	59,324	13,272	77,899	32,081
Total expenses	546,441	732,737	1,093,118	1,822,463

INCOME (LOSS) FROM OPERATIONS	(384,531)	(664,586)	(837,440)	(1,690,345)

OTHER INCOME (EXPENSE):
Gain on sale of oil and gas assets	-	268,169	-	268,169
Interest expense	(501)	(318)	(946)	(3,984,341)
Total other income and expense	(501)	267,851	(946)	(3,716,172)

LOSS BEFORE TAX EXPENSE	(385,032)	(396,735)	(838,386)	(5,406,517)

TAX EXPENSE	-	-	-	-

LOSS	(385,032)	$(396,735)	$(838,386)	$(5,406,517)

Less: net income (loss) attributable to non-controlling interest	(73,313)	100,943	(112,289)	51,207
NET INCOME (LOSS) ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	(311,719)	$(497,678)	$(726,097)	$(5,457,724)

Weighted average shares, basic and diluted	27,563,619	27,150,695	27,563,619	19,012,735
Net loss per share, basic and diluted	$(0.01)	(0.01)	(0.03)	(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(838,386)	$(5,406,517)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Amortization of debt discount and financing warrants	-	265,460
Accretion of asset retirement obligation	1,998	-
Gain from sale of oil and gas properties	-	(268,169)
Debt discount on debentures converted to common stock	-	3,661,780
Depletion and depreciation	77,899	32,081
Stock based compensation	43,325	126,531
Warrants for services	16,500	487,679
Change in operating assets and liabilities
Accounts receivable	17,234	37,187
Accounts receivable–related parties	(22,500)	-
Prepaid expense	68,693	1,310
Accounts payable	254,882	(263,331)
Accrued liabilities	(42,294)	56,464
Accrued interest	(25,639)	-
Accrued liabilities–related parties	37,885	(29,487)
Net cash used in operating activities	(410,403)	(1,299,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and completion costs	(1,335,922)	(159,494)
Acquisition of oil and gas properties	(81,550)	(706,093)
Proceeds from the sale of oil and gas properties	-	200,000
Purchase of furniture and fixtures	-	(10,359)
Sale-farm out of leaseholds	160,000	-
Net cash (used) in investing activities	(1,257,472)	(675,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured convertible debentures	-	1,815,000
Exercise of warrants for cash		4,350
Non-controlling interest contributions	1,869,000	-
Net cash provided by financing activities	1,869,000	1,819,350

Net change in cash and cash equivalents	201,125	(155,608)

Beginning cash and cash equivalents	158,165	475,623

Ending cash and cash equivalents	$359,290	$320,015

The accompanying notes are an integral part to these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Victory Energy Corporation (Victory) is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners. The Company is engaged in the exploration, acquisition, development, and production of domestic oil and natural gas properties. Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 27,563,619 shares of common stock outstanding as of June 30, 2013. On January 12, 2012 the Company implemented a 50:1 reverse stock split. All information in this report reflects the recent stock split. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, TX 78746.

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

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2013, for the three and six month periods ended June 30, 2013 and June 30, 2012, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of Victory Energy Corporation and subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been included.

Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on November 12, 2013.

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

The non-controlling interest in Aurora is held by Navitus Energy Group, a Texas general partnership. As of June 30, 2013, $4,166,208 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with income or (losses) attributable to non-controlling interests of ($73,313) and $100,943 for the three months ended June 30, 2013 and 2012, respectively, and ($112,289) and $51,207 for the six months ended June 30, 2013 and 2012, respectively. As of December 31, 2012, $2,409,497 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora.

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

The Company did not record impairment expense for the three and six months ended June 30, 2013 and 2012, respectively.

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

The following table is a reconciliation of the ARO liability for continuing operations for the six months ended June 30, 2013 and the twelve months ended December 31, 2012.

	June 30, 2013	December 31, 2012
Asset retirement obligation at beginning of period	$39,905	$30,004
Liabilities incurred	8,930	7,002
Revisions to previous estimates	0	0
Accretion expense	1,998	2,899
Asset retirement obligation at end of period	$50,833	$39,905

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over their estimated useful life of 5 to 7 years.

Cash and Cash Equivalents:

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at June 30, 2013 and December 31, 2012, respectively.

Accounts Receivable:

Our accounts receivable are primarily from purchasers of natural gas and oil and exploration and production companies which operate properties we own working interests in.

Allowance for Doubtful Accounts:

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. Allowance for doubtful accounts are maintained for all customers based on a variety of factors, including the length of time receivables are past due, macroeconomic conditions, significant one-time events and historical experience. An additional allowance for individual accounts is recorded when they become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2013 and December 31, 2012, the Company has deemed $200,000 from the sale of oil and gas properties associated with the Jones County prospect, to be uncollectible and thus, has recorded this amount as an allowance for doubtful accounts.

Fair Value:

At June 30, 2013 and December 31, 2012, the carrying value of the Company's financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other long-term liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates. Management believes that due to the Company's current credit worthiness, the fair value of long-term debt could be less than the book value; however, due to current market conditions and available information, the fair value of such debt is not readily determinable. Financial Accounting Standard Board ("FASB") ASC Topic 820 established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by

FASB ASC Topic 820 hierarchy are as follows:

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

The Company did not record impairment expense for the three months ended June 30, 2013 and 2012, respectively. The Company did not record impairment expense for the six months ended June 30, 2013 and 2012, respectively.

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

Concentrations:

There is a ready market for the sale of crude oil and natural gas. During 2013 and 2012, our gas field and our producing wells sold their respective gas and oil production to one purchaser for each field or well. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results.

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

The Company recognized stock-based directors fee and service incentive fee compensation expense from warrants granted to directors for the three and six months ended June 30, 2013 of $7,500 and $16,500, respectively, and for the three and six months ended June 30, 2012 of $223,829 and $487,679, respectively.

The Company recognized stock-based compensation expense from stock options granted to officers and employees of the company for the three and six months ended June 30, 2013 was $21,044 and $43,325, respectively, and for the three and six months ended June 30, 2012 of $44,406 and $126,531, respectively.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the condensed consolidated financial statements, the Company has incurred a net loss of $838,386 for the six months ended June 30, 2013.

The proceeds from the sale and conversion to stock of the Company’s 10% Senior Secured Convertible Debentures in 2012 and new contributions to the Aurora partnership by The Navitus Energy Group (“Navitus”) have allowed the Company to continue operations and invest in new oil and natural gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. For the three months and the six months ended June 30, 2013 the Company has invested a net of $591,194 and $1,335,922, respectively in drilling and completion costs.

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

Note 2 – Navitus Energy Group Funding, Tracking and Accrual

Under terms of the Second Amended Partnership Agreement, the Navitus Energy Group partners are to accrue a net profits interest respective to their partnership interest. Any distributions of the net profits interest to partners are at the discretion of Victory, as managing partner, together with 100% of the partnership interests. As of June 30, 2013, there are no accrued, or accumulated, net profits interest of the Aurora Energy Partnership. The accumulated net deficits of Navitus Energy Group, along with historical contributions, net of distributions, are reported as non-controlling interests in the equity section of the Victory and Aurora consolidated financial statements.

10% Preferred Distributions

Under the terms of the Second Amended Aurora Partnership Agreement, Navitus Partners, LLC, the fourth partner of the partnership, admitted under the Navitus Private Placement Memorandum (Navitus PPM), is accrued a preferred distribution of 10% based upon capital contributions to Aurora. The preferred distribution is in addition to and does not reduce any net profits interest which may accrue. Since August 23, 2012, these accrued preferred distributions total $115,427 ($25,639 attributable to 2012 and $89,788 attributable to the first half of 2013). Victory, as managing partner, may, in its sole discretion, choose to distribute the preferred returns, or, apply these funds to other partnership purposes. Navitus Partners, LLC also receives warrants for Victory’s common stock, allocated as 50,000 warrants for every Unit purchased under the Navitus PPM (equivalent of 1 warrant for every $1.00 invested), exercisable under the terms of the Second Amended Partnership Agreement and the Navitus PPM. Since August 23, 2012, $2,958,900 of capital contributions have resulted in issuance of 2,958,900 common stock warrants (1,089,900 in 2012 and 1,869,000 in the first half of 2013).

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following:

	June 30, 2013	December 31, 2012
Total oil and natural gas properties, at cost	$7,535,108	$6,268,706
Less: accumulated impairment	(3,685,202)	(3,368,202)
Oil and natural gas properties, net impairment	3,849,906	2,583,504
Less: accumulated depletion	(1,220,375)	(1,145,514)
Oil and natural gas properties, net	$2,629,531	$1,437,990

Depletion, depreciation, and accretion expense for the six months ended June 30, 2013 and 2012 was $77,899 and $32,081, respectively. The Company did not record impairment expense for the three and six months ended June 30, 2013 and 2012, respectively.

Note 4 – Senior Secured Convertible Debentures

All share references have been adjusted to reflect a 50:1 reverse stock split by the Company on January 12, 2012.

During the years ended December 31, 2011 and December 31, 2012 the Company raised $4,935,000 from accredited investors via 10% Senior Secured Convertible Debentures. Specifically the Company raised $3,120,000 in 2011 and $1,815,000 on February 29, 2012. These debentures were converted to 19,505,523 shares of the Company’s common stock in accordance with the terms of the debenture, on February 29, 2012. As of the periods ended June 30, 2013 and December 31, 2012, the Company no longer had any outstanding Senior Secured Convertible Debentures.

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

There were 68,966 shares of unconverted preferred stock outstanding at June 30, 2013. The Company needs approximately 138,000 common shares in order to settle the outstanding debt as stated below.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	June 30, 2013	December 31, 2012
Liability for unauthorized preferred stock	$9,283	$9,283

Note 6 – Related Party Transactions

The Company uses legal and accounting services of two members of its Board of Directors in the ordinary course of the Company’s business. Accounts receivables from related parties for the six months ended June 30, 2013 and the year ended December 31, 2012 were $22,500 and $0, respectively. Accrued liabilities to related parties for the six months ended June 30, 2013 and the year ended December 31, 2012 were $55,389 and $17,504, respectively.

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

During the six months ended June 30, 2013, the Company granted 60,000 warrants to its directors for board services with an exercise price of $.30. The warrants vest immediately and the Company has valued the warrants for services using the Black Scholes Option Pricing Model, at $16,500.

During the six months ended June 30, 2013, and in consideration of capital contributions by Aurora of $1,869,000 pursuant to the Company’s capital contribution agreement with Aurora, the Company issued 1,869,000 warrants to Navitus with an exercise price of $.30. The warrants vest immediately and the Company has valued the warrants using the Black Scholes Option Pricing Model, at $568,950.

Note 8 – Commitments and Contingencies

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

At the end of June 30, 2013, the Company held a working interest in 25 wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas.

Our primary company business objective is to grow proved reserves through new drilling and grow the value of those reserves by focusing on oil. For 2013, we continue to achieve both a shift toward oil and increase in proved reserves through successful drilling. We also added properties large enough to offer new multi-well drilling opportunities in the future.

During January 2013, Aurora commenced drilling the first well at Lightnin’ and participated in the three additional oil targeted wells. The wells are the Lightin’ #1, Bootleg Canyon 7 #1, Hickory State 14 #1 and the Milan 12 #1. The successful completion of Lightin’ #1 in late March indicates a substantial increase in proven reserves for the Company and a significant increase in oil reserves relative to gas reserves. The Company entered 2013 with proved reserves of 137,500 BOE that were 82% natural gas and 18% oil. During the second quarter 2013, the Company successfully completed the second well at Lightin’, McCauly 6 #2 and is now in production.

Our revenue, profitability, cash flow, oil and natural gas reserves value, future growth, and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict, with certainty, future prices for oil and natural gas. These prices are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. Market uncertainty and a variety of additional factors are beyond our control.

Going Concern

As presented in the condensed consolidated financial statements, the Company has incurred a net loss of $385,032 and $838,386 during the three months and six months ended June 30, 2013, respectively, and losses are expected to continue in the near term. The Company has been funding its operations through Aurora and from contributions made by its partners. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Our revenue, operating expenses, and net income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 were as follows:

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change

REVENUES	$161,910	$68,151	$93,759	138%

COSTS AND EXPENSES
Lease operating expense	51,396	57,565	(6,169)	(11%)
Production Taxes	11,654	5,671	5,983	105%
Exploration	2,419	70,329	(67,910)	(97%)
General and administrative expense	421,647	585,900	(164,253)	(28%)
Depletion and accretion	59,325	13,272	46,053	347%
Total expenses	546,441	732,737

LOSS FROM OPERATIONS	(384,531)	(664,586)	(280,055)	42%

OTHER INCOME AND EXPENSE
Gain on sale of oil and gas assets	-	268,169	(268,169)	(100%)
Interest expense	(501)	(318)	183	60%
Total other income and expense	(501)	(267,851)

NET LOSS BEFORE TAX BENEFIT	(385,032)	(396,735)	(11,703)

TAX BENEFIT	-	-

NET LOSS	$(385,032)	$(396,735)	$(11,703)

Less: Net income (loss) attributable to non-controlling interest	(73,313)	100,943
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(311,719)	$(497,678)

Revenues: Our revenues are derived from the sale of oil and natural gas. Our revenues increased $93,759 or 138% to $161,910 for the three months ended June 30, 2013 from $68,151 for the three months ended June 30, 2012. The increase in production was primarily due to the University 6 #1 & #2 wells that were developed in Bootleg Canyon.

Lease Operating Expenses: Lease operating expenses decreased $6,169 to $51,396 or 11% for the three months ended June 30, 2013. The change is not considered meaningful and simply reflects the timing of expenses for exploration activities.

Production Taxes: Production taxes are charged at the well head for the production of gas and oil. Production taxes increased $5,983 or 105% to $11,654 for the three months ended June 30, 2013 from $5,671 for the three months ended June 30, 2012. Our production taxes are up because our production has increased.

Exploration Expense: Exploration expense decreased $67,910 or 97% to 2,419 for the three months ended June 30, 2013 from $70,329 for the three months ended June 30, 2012. The change is primarily due to the forfeiture of stock options of employees who terminated employment.

General and Administrative Expense: General and administrative expenses decreased $164,253 or 28% to $421,647 for the three months ended June 30, 2013 from $585,900 for the three months ended June 30, 2012. The decrease is due to the Company no longer utilizing outside consultants for software, accounting and tax services.

Depletion and Accretion: Depletion, accretion, and depreciation increased $46,052 or 347% to $59,324 for the three months ended June 30, 2013 from $13,272 for the three months ended June 30, 2012. The change is primarily due to the increase in production volumes year over year.

Interest Expense: Interest expense was $501 and $318 for the three months ended June 30, 2013 and 2012, respectively. This represents the immaterial banking fees during the period and is not considered meaningful.

Income Taxes: There is no provision for income tax recorded for either the three months ended June 30, 2013 or for the three months ended June 30, 2012 due to the expected operating losses of both years. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax. Our NOL generally begins to expire in 2025.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets for the periods ended June 30, 2013 and June 30, 2012. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Net Loss: We had a net loss of $385,032 for the three months ended June 30, 2013 compared to a net loss of $396,735 for the three months ended June 30, 2012. This net loss should be viewed in light of the cash flow from operations discussed below.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

Our revenue, operating expenses, and net income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 were as follows:

	Six Months Ended June 30,			Percentage Change
	2013	2012	Change	Inc (Dec)
		(as restated)

REVENUE	$255,678	$132,118	$123,560	94%

COSTS AND EXPENSES
Lease operating expense	74,986	43,411	31,575	73%
Production Taxes	20,603	12,150	8,453	70%
Dry hole costs	3,610	86,742	(83,132)	(96%)
Exploration	15,577	80,454	(64,877)	(81%)
General and administrative expense	900,443	1,567,625	(667,182)	(42%)
Depletion and accretion	77,899	32,081	45,818	143%
Total expenses	1,093,118	1,822,463	(729,345)

LOSS FROM OPERATIONS	(837,440)	(1,690,345)	(852,905)	(50%)

OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	-	268,169	(268,169)	(100%)
Interest expense	(946)	(3,984,341)	(3,983,395)	(100%)
Total other income and expense	(946)	(3,716,172)	(3,715,226)

NET LOSS BEFORE TAX BENEFIT	(838,386)	(5,406,517)

TAX BENEFIT	-	-

NET LOSS	(838,386)	(5,406,517)
Less: Net income (loss) attributable to non-controlling interest	(112,289)	51,207
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(726,097)	$(5,355,310)

Revenues: Our revenues are derived from the sale of oil and natural gas. Our revenues increased $123,560 or 94% to $255,678 for the six months ended June 30, 2013 from $132,118 for the six months ended June 30, 2012. Oil volumes increased 323 barrels, or 75% to 507 barrels for the six months ended June 30, 2013, compared to 184 barrels for the six months ended June 30, 2012. The increase in production was primarily due to the University 6 #1 & #2 wells that were developed in Bootleg Canyon.

Lease Operating Expenses: Lease operating expenses increased $31,575 to $74,986 or 73% for the six months ended June 30, 2013. The increase in lease operating expenses reflects an increase in the number of operating properties in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Dry Hole Costs: Dry hole costs were $3,610 and $86,472 for the six months ended June 30, 2013 and 2012, respectively. The incurred these dry hole costs in connection with the drilling of the Sattle Butte Prospect in Pecos County, Texas.

Production Taxes: Production taxes are charged at the well head for the production of gas and oil. Production taxes increased $8,453 or 70% to $20,603 for the six months ended June 30, 2013 from $12,150 for the six months ended June 30, 2012. Our production taxes are up because our production has increased.

Exploration Expense: Exploration expense decreased $64,877 or 81% to $15,577 for the six months ended June 30, 2013 from $80,454 for the six months ended June 30, 2012. The change is not considered meaningful and simply reflects the timing of expenses for exploration activities.

General and Administrative Expense: General and administrative expenses decreased $667,182 or 42% to $900,443 for the six months ended June 30, 2013 from $1,567,625 for the six months ended June 30, 2012. The decrease is due to the Company no longer utilizing outside consultants for software, accounting and tax services.

Depletion and Accretion: Depletion, accretion, and depreciation increased $45,818 or 143% to $77,899 for the six months ended June 30, 2013 from $32,081 for the six months ended June 30, 2012. The change is primarily due to the increase in production volumes year over year.

Interest Expense: Interest expense was $946 for the six months ended June 30, 2013. This represents the immaterial banking fees during the period and is not considered meaningful. The $3,984,341 interest charge for the six months ended June 30, 2012 was almost entirely due to the non-cash debt discount associated with the conversion of all outstanding debentures to common stock on February 29, 2012.

Income Taxes: There is no provision for income tax recorded for either the six months ended June 30, 2013 or for the six months ended June 30, 2012 due to the expected operating losses of both years. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOL generally begins to expire in 2025.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets for the periods ended June 30, 2013 and June 30, 2012. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Net Loss: We had a net loss of $838,386 for the six months ended June 30, 2013 compared to a net loss of $5,406,517 for the six months ended June 30, 2012. This net loss should be viewed in light of the cash flow from operations discussed below.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2013 as compared to June 30, 2012, are as follows:

	June 30, 2013	December 31, 2012
Cash	$359,290	$158,165
Total current assets	522,037	384,339
Total assets	3,186,182	1,859,981
Total current liabilities	498,043	273,209
Total liabilities	548,876	313,114

At June 30, 2013, we had working capital of $23,994 compared to a working capital of $111,130 at June 30, 2012. Current liabilities increased to $498,043 at June 30, 2013 from $273,209 at June 30, 2012 primarily due to expenses related to the drilling of new wells.

Net cash used in operating activities for the six months ended June 30, 2013 was $410,403 after the net loss of $838,386 was decreased by $139,722 in non-cash charges and offset by $288,261 in changes in other operating assets and liabilities. This compares to cash used in operating activities for the six months ended June 30, 2012 of $1,299,012 after the net loss for that period of $5,406,517 was decreased by $4,505,362 in non-cash charges offset by $160,670 in other operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2013 was $1,257,472 of which $1,335,922 was for drilling and related costs for exploration efforts, $81,550 was for the acquisition of a leasehold, and $160,000 was a farm out of leaseholds. This compares to $159,494 in drilling costs and acquired land for the six months ended June 30, 2012.

Net cash provided by financing activities for the six months ended June 30, 2013 was $1,869,000 in contributions from Navitus. This compares to $1,815,000 which came from the sale of the Company’s 10% Senior Convertible Debentures for the six months ended June 30, 2012.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013, the following unregistered securities were issued for the purposes noted. All shares and prices have been adjusted for the 50:1 reverse stock split effective for the Company on January 12, 2012.

During the six months ended June 30, 2013, we issued warrants to purchase shares of common to stock at an exercise price of $.30 to Navitus in consideration of capital contributions by Aurora of $1,869,000 pursuant to the Company’s capital contribution agreement with Aurora. The Board valued the warrants at $568,950 under the Black Scholes parameters in Part 1 Note 6 above and recorded the amount as a cost against the funds raised in the equity accounts of the Company.

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
________________
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