Form 10-Q
period 2013-09-30
VICTORY ENERGY CORP
filed 2014-02-24
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

_____________________________________________________________
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

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,874	$158,165
Accounts receivable–less allowance for doubtful accounts of $200,000, and $200,000 for September 30, 2013 and December 31, 2012, respectively	60,569	157,481
Accounts receivable from related party	34,917	-
Prepaid expenses	84,121	68,693
Total current assets	344,481	384,339

FIXED ASSETS
Furniture and equipment	43,173	43,173
Accumulated depreciation	(10,078)	(5,521)
Total furniture and fixtures, net	33,095	37,652

Producing oil and natural gas properties, net of impairment	4,077,154	2,583,504
Accumulated depletion	(1,309,818)	(1,145,514)
Total oil and gas properties, net	2,767,336	1,437,990

TOTAL ASSETS	$3,144,912	$1,859,981

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$346,190	$4,339
Accrued interest	-	25,639
Accrued liabilities	187,925	216,444
Accrued liabilities–related parties	89,375	17,504
Liability for unauthorized preferred stock issued	9,283	9,283
Total current liabilities	632,773	273,209

OTHER LIABILITIES
Asset retirement obligations	53,578	39,905
TOTAL LIABILITIES	686,351	313,114

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 47,500,000 shares authorized, 27,563,619 shares and 27,563,619 issued and outstanding, September 30, 2013, and December 31, 2012, respectively	27,564	27,564
Additional paid-in capital	34,399,679	34,325,073
Accumulated deficit	(36,282,420)	(35,215,267)
VICTORY ENERGY CORPORATION STOCKHOLDERS' EQUITY (DEFICIT)	(1,855,177)	(862,630)
Non-controlling Interest	4,313,738	2,409,497
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	2,458,561	1,546,867

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,144,912	$1,859,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(as restated)		(as restated)

REVENUE	$244,848	$77,035	$500,526	$209,151

COSTS AND EXPENSES
Lease operating expenses	55,849	21,285	130,835	64,695
Production taxes	14,113	3,630	34,716	15,780
Dry hole costs	87,626	-	91,236	-
Exploration	3,082	62,415	18,659	229,611
General and administrative expense	383,458	676,376	1,283,901	2,244,001
Impairment of assets	11,160	162,703	11,160	162,703
Depletion, depreciation, and accretion	90,962	15,679	168,861	47,760
Total expenses	646,250	942,088	1,739,368	2,764,550

INCOME (LOSS) FROM OPERATIONS	(401,402)	(865,053)	(1,238,842)	(2,555,399)

OTHER INCOME (EXPENSE):
Gain on sale of oil and gas assets	20,765	-	20,765	268,169
Interest income (expense)	111	(3,040)	(835)	(3,987,381)
Total other income and expense	20,876	(3,040)	19,930	(3,719,212)

LOSS BEFORE TAX EXPENSE	(380,526)	(868,093)	(1,218,912)	(6,274,611)

TAX EXPENSE	-	-	-	-

LOSS	(380,526)	$(868,093)	$(1,218,912)	$(6,274,611)

Less: loss attributable to non-controlling interest	$(39,470)	(223,962)	(151,759)	(172,752)
NET INCOME (LOSS) ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	(341,056)	$(644,131)	$(1,067,153)	$(6,101,859)

Weighted average shares, basic and diluted	27,563,619	27,511,583	27,563,619	21,866,363
Net loss per share, basic and diluted	$(0.01)	(0.03)	(0.04)	(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,218,912)	$(6,274,611)
Adjustments to reconcile net loss from operations to net cash used in operating activities	2,994
Accretion of asset retirement obligation
Amortization of debt discount and financing warrants	-	265,460
Gain from sale of oil and gas properties	(20,765)	(268,169)
Allowance for doubtful accounts	-	200,000
Debt discount on debentures converted to common stock	-	3,661,780
Depletion and depreciation	168,861	36,887
Impairment of assets	11,160	162,703
Warrants for board services	22,500	484,979
Stock based compensation	52,106	161,187
Change in operating assets and liabilities
Accounts receivable	96,912	18,511
Accounts receivable – related parties	(34,917)	-
Prepaid expense	(15,428)	25,346
Accounts payable	341,851	(169,048)
Accrued liabilities	(28,519)	75,320
Accrued interest	(25,639)	-
Accrued liabilities–related parties	71,871	(128,616)
Net cash used in operating activities	(575,925)	(1,748,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and completion costs	(1,926,816)	(263,950)
Acquisition of oil and gas properties	(81,550)	(661,983)
Proceeds from the sale of oil and gas properties	375,000	200,000
Purchase of furniture and fixtures	-	(10,359)
Sale-farm out of leaseholds	160,000	-
Net cash (used) in investing activities	(1,473,366)	(736,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured convertible debentures	-	1,815,000
Exercise of warrants for cash	-	4,874
Non-controlling interest contributions	2,056,000	349,900
Non-controlling interest distributions	-	(61,472)
Net cash provided by financing activities	2,056,000	2,108,302

Net change in cash and cash equivalents	6,709	(376,260)

Beginning cash and cash equivalents	158,165	475,623

Ending cash and cash equivalents	$164,874	$99,363

The accompanying notes are an integral part to these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Victory Energy Corporation (Victory) is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners. The Company is engaged in the exploration, acquisition, development, and production of domestic oil and natural gas properties. Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 27,563,619 shares of common stock outstanding as of September 30, 2013. On January 12, 2012 the Company implemented a 50:1 reverse stock split. All information in this report reflects the recent stock split. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, TX 78746.

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

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2013, for the three and nine-month periods ended September 30, 2013 and September 30, 2012, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of Victory Energy Corporation and subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been included.

Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on November 12, 2013.

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

The non-controlling interest in Aurora is held by Navitus Energy Group, a Texas general partnership. As of September 30, 2013, $4,313,738 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with losses attributable to non-controlling interests of $39,470 and $223,962 for the three months ended September 30, 2013 and 2012, respectively, and $151,759 and $172,752 for the nine months ended September 30, 2013 and 2012, respectively. As of December 31, 2012, $2,409,497 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with losses attributable to the non-controlling interests of $359,864 for the year ended December 31, 2012.

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

The Company recognized $11,160 and $162,703 of impairment expense for the three and the nine months ended September 30, 2013 and 2012, respectively

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

The following table is a reconciliation of the ARO liability for continuing operations for the nine months ended September 30, 2013 and the twelve months ended December 31, 2012.

	September 30, 2013	December 31, 2012
Asset retirement obligation at beginning of period	$39,905	$30,004
Liabilities incurred	10,679	7,002
Revisions to previous estimates	0	0
Accretion expense	2,994	2,899
Asset retirement obligation at end of period	$53,578	$39,905

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over their estimated useful life of 5 to 7 years.

Cash and Cash Equivalents:

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at September 30, 2013 and December 31, 2012, respectively.

Accounts Receivable:

Our accounts receivable are primarily from purchasers of natural gas and oil and exploration and production companies which operate properties we own working interests in.

Allowance for Doubtful Accounts:

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectability. Allowance for doubtful accounts are maintained for all customers based on a variety of factors, including the length of time receivables are past due, macroeconomic conditions, significant one-time events and historical experience. An additional allowance for individual accounts is recorded when they become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2013 and December 31, 2012, the Company has deemed $200,000 from the sale of oil and gas properties associated with the Jones County prospect, to be uncollectible and thus, has recorded this amount as an allowance for doubtful accounts.

Fair Value:

At September 30, 2013 and December 31, 2012, the carrying value of the Company's financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other long-term liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates. Management believes that due to the Company's current credit worthiness, the fair value of long-term debt could be less than the book value; however, due to current market conditions and available information, the fair value of such debt is not readily determinable. Financial Accounting Standard Board ("FASB") ASC Topic 820 established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by

FASB ASC Topic 820 hierarchy are as follows:

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

The Company recognized $11,160 and $162,703 of impairment expense for the three and the nine months ended September 30, 2013 and 2012, respectively. The Company valued the producing properties at their fair value in accordance with the applicable Accounting Standards Codification (“ASC”) standard due to the impairment indicators prevalent as of September 30, 2013 and 2012. The inputs that were used in determining the fair value of the assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc.

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

Concentrations:

There is a ready market for the sale of crude oil and natural gas. During 2013 and 2012, our producing wells sold their respective gas and oil production to one purchaser for each field or well. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results.

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

The Company recognized warrants granted to directors for services of $6,000 and $22,500 for the three and nine months ended September 30, 2013, respectively, and $28,800 and $484,979 for the three and nine months ended September 30, 2012, respectively.

The Company recognized stock-based compensation expense from stock options granted to officers and employees of the company of $8,781 and 52,106 for the three and nine months ended September 30, 2013, respectively, and $34,656 and $161,187 for the three and nine months ended September 30, 2012, respectively.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the condensed consolidated financial statements, the Company has incurred a net loss of $1,218,912 for the nine months ended September 30, 2013.

The proceeds from the sale and conversion to stock of the Company’s 10% Senior Secured Convertible Debentures in 2012 and new contributions to the Aurora partnership by The Navitus Energy Group (“Navitus”) have allowed the Company to continue operations and invest in new oil and natural gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. For the nine months ended September 30, 2013, the Company has invested a net of $1,926,816 in drilling and completion costs.

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

Note 2 – Navitus Energy Group Funding, Tracking and Accrual

Under terms of the Second Amended Partnership Agreement, the Navitus Energy Group partners are to accrue a net profits interest respective to their partnership interest. Any distributions of the net profits interest to partners are at the discretion of Victory, as managing partner, together with 100% of the partnership interests. As of September 30, 2013, there are no accrued, or accumulated, net profits interest of the Aurora Energy Partnership. The accumulated net deficits of Navitus Energy Group, along with historical contributions, net of distributions, are reported as non-controlling interests in the equity section of the Victory and Aurora consolidated financial statements.

10% Preferred Distributions

Under the terms of the Second Amended Aurora Partnership Agreement, Navitus Partners, LLC, the fourth partner of the partnership, admitted under the Navitus Private Placement Memorandum (Navitus PPM), is accrued a preferred distribution of 10% based upon capital contributions to Aurora. The preferred distribution is in addition to and does not reduce any net profits interest which may accrue. Since August 23, 2012, these accrued preferred distributions total $187,892 ($25,639 attributable to 2012 and $162,263 attributable to the nine months ended September 30, 2013). Victory, as managing partner, may, in its sole discretion, choose to distribute the preferred returns, or, apply these funds to other partnership purposes. Navitus Partners, LLC also receives warrants for Victory’s common stock, allocated as 50,000 warrants for every Unit purchased under the Navitus PPM (equivalent of 1 warrant for every $1.00 invested), exercisable under the terms of the Second Amended Partnership Agreement and the Navitus PPM. Since August 23, 2012, $3,145,900 of capital contributions have resulted in issuance of 3,145,900 common stock warrants (1,089,900 in 2012 and 2,056,000 in the nine months ended September 30, 2013).

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following:

	September 30, 2013	December 31, 2012
Total oil and natural gas properties, at cost	$7,773,516	$6,268,706
Less: accumulated impairment	(3,696,362)	(3,685,202)
Oil and natural gas properties, net impairment	4,077,154	2,583,504
Less: accumulated depletion	(1,309,818)	(1,145,514)
Oil and natural gas properties, net	$2,767,336	$1,437,990

Depletion, depreciation, and accretion expense for the three and nine months ended September 30, 2013 and 2012 was $90,962 and $168,861, respectively.

Note 4 – Senior Secured Convertible Debentures

All share references have been adjusted to reflect a 50:1 reverse stock split by the Company on January 12, 2012.

During the years ended December 31, 2011 and December 31, 2012 the Company raised $4,935,000 from accredited investors via 10% Senior Secured Convertible Debentures. Specifically the Company raised $3,120,000 in 2011 and $1,815,000 on February 29, 2012. These debentures were converted to 19,505,523 shares of the Company’s common stock in accordance with the terms of the debenture, on February 29, 2012. As of the periods ended September 30, 2013 and December 31, 2012, the Company no longer had any outstanding Senior Secured Convertible Debentures.

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

There were 68,966 shares of unconverted preferred stock outstanding at September 30, 2013. The Company needs approximately 138,000 common shares in order to settle the outstanding debt as stated below.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	September 30, 2013	December 31, 2012
Liability for unauthorized preferred stock	$9,283	$9,283

Note 6 – Related Party Transactions

The Company uses legal and accounting services of two of its members of its Board of Directors in the ordinary course of the Company’s business. Accounts receivable from related parties for the nine months ended September 30, 2013 and the year ended December 31, 2012 were $34,917 and $0. Accrued liabilities to related parties for the nine months ended September 30, 2013 and the year ended December 31, 2012 were $89,375 and $17,504, respectively.

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

During the nine months ended September 30, 2013, the Company granted 90,000 warrants to its directors for board services with an exercise price of $.30. The warrants vest immediately and the Company has valued the warrants for services using the Black Scholes Option Pricing Model, at $22,500.

During the nine months ended September 30, 2013, and in consideration of capital contributions by Aurora of $2,056,000 pursuant to the Company’s capital contribution agreement with Aurora, the Company issued 2,056,000 warrants to Navitus with an exercise price of $.30. The warrants vest immediately and the Company has valued the warrants using the Black Scholes Option Pricing Model, at $600,600.

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

At the end of September 30, 2013, the Company held a working interest in 25 wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas.

Our primary company business objective is to grow proved reserves through new drilling and grow the value of those reserves by focusing on oil. For 2013, we continue to achieve both a shift toward oil and increase in proved reserves through successful drilling. We also added properties large enough to offer new multi-well drilling opportunities in the future.

The successful completion of Lightin’ #1 in late March indicates a substantial increase in proven reserves for the Company and a significant increase in oil reserves relative to gas reserves. During the second quarter of 2013, the Cotter 6 #1 was in full production. In addition, Company commenced drilling of the Cotter 6 #2, as well as acquired additional acreage and commenced drilling of the McCauley 6 #2. Both of these wells were in full production by the end of September 30, 2013. The Company entered 2013 with proved reserves of 137,500 BOE that were 82% natural gas and 18% oil.

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

Going Concern

As presented in the condensed consolidated financial statements, the Company has incurred a net loss of $380,526 and $1,218,912 during the three and nine months ended September 30, 2013, and losses are expected to continue in the near term. The Company has been funding its operations through Aurora and from contributions made by its partners. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Our revenue, operating expenses, and net income for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 were as follows:

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change

REVENUE	$244,848	$77,035	$167,813	218%

COSTS AND EXPENSES
Lease operating expense	55,849	21,285	34,564	162%
Production Taxes	14,113	3,630	10,483	289%
Dry hole costs	87,626	-	87,626	100%
Exploration	3,082	62,415	(59,333)	(95%)
General and administrative expense	383,458	676,376	(292,918)	(43%)
Impairment	11,160	162,703	(151,543)	(93%)
Depletion and accretion	90,962	15,679	75,283	480%
Total expenses	646,250	942,088	(295,838)

LOSS FROM OPERATIONS	(401,402)	(865,053)	(463,651)	(54%)

OTHER INCOME AND EXPENSE
Gain (loss) on sale of oil and gas properties	20,765	-	20,765	100%
Interest income (expense)	111	(3,040)	3,151	104%
Total other income and expense	20,876	(3,040)	23,916

NET LOSS BEFORE TAX EXPENSE	(380,526)	(868,093)

TAX EXPENSE	-	-

NET LOSS	$(380,526)	$(868,093)

Revenues: All of our revenue was derived from the sale of oil and natural gas. Our revenues increased $167,813 or 218% to $244,848 for the three months ended September 30, 2013 from $77,035 for the three months ended September 30, 2012. Oil volumes continued to increase during the three ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in production was primarily due to the development of the Lightin’ prospect with the Cotter 6 #1 and the McCauley 6 #2 wells.

Lease Operating Expenses: Our cost of production increased $34,564 or 162% to $55,849 for the three months ended September 30, 2013 from $21,285 for the three months ended September 30, 2012. The increase in lease operating expenses reflects an increase in the number of operating properties in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Production Taxes: Production taxes increased $10,483 or 289% to $14,113 for the three months ended September 30, 2013 from $3,630 for the three months ended September 30, 2012. This results primarily from the increase in production in turn, revenues for the three months ended September 30, 2013 compared to the same period in 2012.

Exploration Expense: Exploration expense decreased $59,333 or 95% to $3,082 for the three months ended September 30, 2013 from $62,415 for the three months ended September 30, 2012. The change is not considered meaningful and simply reflects the timing of expenses for exploration activities.

General and Administrative Expense: General and administrative expenses decreased $292,918 or 43% to $383,458 for the three months ended September 30, 2013 from $676,376 for the three months ended September 30, 2012. The decrease is due to the Company no longer utilizing outside services for consultants, software, accounting and tax.

Depletion and Accretion: Depletion, accretion, and depreciation increased $75,283 or 480% to $90,962 for the three months ended September 30, 2013 from $15,679 for the three months ended September 30, 2012. The increase reflects the increase in the amount of producing wells in the during the respective time periods.

Impairment of Assets: During the three months ended September 30, 2013, the Company recorded $11,160 in asset impairment charges for our Kemnitz 17#1 well which was deemed not commercial and a charge associated with the write-off of other undeveloped land costs. During the three months ended September 30, 2012, the Company recorded $162,703 in asset impairment charges for our Uno Mas well which was deemed not commercial and a charge associated with the write-off of other undeveloped land costs in New Mexico.

Interest Income (Expense): Interest income was $111 for the three months ending September 30, 2013. Interest expense was $3,040 for the three months ending September 30, 2012. This primarily represents banking activity and is not considered meaningful.

Income Taxes: There is no provision for income tax recorded for either the three months ended September 30, 2013 or for the three months ended September 30, 2012 due to the expected operating losses of both years. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011. Our NOL generally begins to expire in 2025.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets for the periods ended September 30, 2013 and September 30, 2012. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Net Loss: We had a net loss of $380,526 for the three months ended September 30, 2013 compared to a net loss of $868,093 for the three months ended September 30, 2012. This loss should be viewed in light of the cash flow from operations discussed below.

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

Our revenue, operating expenses, and net income for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 were as follows:

	Nine Months Ended September 30,			Percentage Change
	2013	2012	Change	Inc (Dec)
		(as restated)

REVENUE	$500,526	$209,151	$291,375	139%

COSTS AND EXPENSES
Lease operating expense	130,835	64,695	66,140	102%
Production Taxes	34,716	15,780	18,936	120%
Dry hole costs	91,236	-	91,236	100%
Exploration	18,659	229,611	(210,952)	(92%)
General and administrative expense	1,283,901	2,244,001	(960,100)	(43%)
Impairment of assets	11,160	162,703	(151,543)	(93%)
Depletion and accretion	168,861	47,760	121,101	254%
Total expenses	1,739,368	2,764,550	(1,025,182)

LOSS FROM OPERATIONS	(1,238,842)	(2,555,399)	(1,316,557)	(52%)

OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	20,765	268,169	(247,404)	(92%)
Interest expense	(835)	(3,987,381)	(3,986,546)	(100%)
Total other income and expense	19,930	(3,719,212)	(3,739,142)

NET LOSS BEFORE TAX EXPENSE	(1,218,912)	(6,274,611)

TAX EXPENSE	-	-

NET LOSS	(1,218,952)	(6,274,611)
Less: Net income (loss) attributable to noncontrolling interest	(151,759)	(172,752)
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(1,067,153)	$(6,101,859)

Revenues: Our revenues are derived from the sale of oil and natural gas. Our revenues increased $291,375 or 139% to $500,526 for the nine months ended September 30, 2013 from $209,151 for the nine months ended September 30, 2012. Oil volumes increased 1,323 barrels, or 160% for the nine months ended September 30, 2013, compared to barrels for the nine months ended September 30, 2012. The increase in production was primarily due to the development of the Lightin’ prospect with the Cotter 6 #1 and the McCauley 6 #2 wells.

Lease Operating Expenses: Lease operating expenses increased $66,140 to $130,835 for the nine months ended September 30, 2013. The increase in lease operating expenses reflects an increase in the number of operating properties in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Production Taxes: Production taxes are charged at the well head for the production of gas and oil. Production taxes increased $18,936 or 120% to $34,716 for the nine months ended September 30, 2013 from $15,780 for the nine months ended September 30, 2012. Our production taxes are up because our production has increased.

Dry Hole Costs: Dry hole costs increased 100% to $91,236 for the nine months ended September 30, 2013. During the third quarter of 2013, the Company had a 5% working interest in a dry hole in Bootleg Canyon.

Exploration Expense: Exploration expense decreased $210,952 or 92% to $18,659 for the nine months ended September 30, 2013 from $229,611 for the nine months ended September 30, 2012. The change is not considered meaningful and simply reflects the timing of expenses for exploration activities.

General and Administrative Expense: General and administrative expenses decreased $960,100 or 43% to $1,283,901 for the nine months ended September 30, 2013 from $2,244,001 for the nine months ended September 30, 2012. The decrease is due to the Company no longer utilizing outside services for consultants, software, accounting and tax.

Depletion and Accretion: Depletion, accretion, and depreciation increased $121,101 or 254% to $168,681 for the nine months ended September 30, 2013 from $47,760 for the nine months ended September 30, 2012. The change is not considered meaningful and partly reflects the increase in proved reserves available for production.

Interest Expense: Interest expense was $835 for the nine months ended September 30, 2013. This represents the immaterial banking fees during the period and is not considered meaningful. The $3,397,381 interest charge for the nine months ended September 30, 2012 was almost entirely due to the non-cash debt discount associated with the conversion of all outstanding debentures to common stock on February 29, 2012.

Income Taxes: There is no provision for income tax recorded for either the nine months ended September 30, 2013 or for the nine months ended September 30, 2012 due to the expected operating losses of both years. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOL generally begins to expire in 2025.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets for the periods ended September 30, 2013 and September 30, 2012. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Net Loss: We had a net loss of $1,218,912 for the nine months ended September 30, 2013 compared to a net loss of $6,274,611 for the nine months ended September 30, 2012. This net loss should be viewed in light of the cash flow from operations discussed below.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2013 as compared to September 30, 2012, are as follows:

	September 30, 2013	December 31, 2012
Cash	$164,874	$158,165
Total current assets	344,481	384,339
Total assets	3,144,912	1,859,981
Total current liabilities	632,773	273,209
Total liabilities	686,351	313,114

At September 30, 2013, we had negative working capital of $288,292 compared to a working capital of $111,130 at December 31, 2012. Current liabilities increased to $632,773 at September 30, 2013 from $273,209 at December 31, 2012 primarily due to expenses related to the drilling of new wells.

Net cash used in operating activities for the nine months ended September 30, 2013 was $575,925 after the net loss of $1,218,912 was decreased by $236,856 in non-cash charges and offset by $406,131 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the nine months ended September 30, 2012 of $1,748,270 after the net loss for that period of $6,274,611 was decreased by $4,704,827 in non-cash charges offset by $178,487 to other assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2013 was $1,473,336 of which $1,926,816 was for drilling and related costs for exploration efforts, $81,550 was for the acquisition of a leasehold, $375,000 of proceeds from sale of 5% working interest in an oil and gas property, and $160,000 was a farm out of leaseholds. This compares to $263,950 in drilling costs and $661,983 for acquired land for the nine months ended September 30, 2012.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $2,056,000 in contributions from Navitus. This compares to $1,815,000 which came from the sale of the Company’s 10% Senior Convertible Debentures, $4,874 from warrants exercised for cash, $349,900 from non-controlling contributions, and $61,472 in non-controlling distributions for the nine months ended September 30, 2012.

Item 3. Qualitative and Quantitative Discussions About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include market risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on November 30, 2013.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on November 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2013, the following unregistered securities were issued for the purposes noted. All shares and prices have been adjusted for the 50:1 reverse stock split effective for the Company on January 12, 2012.

During the nine months ended September 30, 2013, we issued warrants to purchase shares of common to stock at an exercise price of $.30 to Navitus in consideration of capital contributions by Aurora of $2,056,000 pursuant to the Company’s capital contribution agreement with Aurora.

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
_____________
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

VICTORY ENERGY CORPORATION

Date: February 24 , 2014	By:	/s/ KENNETH HILL
Kenneth Hill
Chief Executive Officer and Director