Form 10-K
period 2013-12-31
VICTORY ENERGY CORP
filed 2014-04-15
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 28, 2013 was approximately $5,224,799 based on the closing price of such stock and such date of $.25.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of March 31, 2014 was 27,563,619.

VICTORY ENERGY CORPORATION
ANNUAL REPORT ON

 FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

The Company has assessed the amount of non-controlling interest that should be separately stated on the face of the Company’s consolidated financial statements.

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

Operational Overview and Strategy

Victory Energy Corporation is a publicly held, independent, growth-oriented exploration and production company, headquartered in Austin, Texas, with additional technical and specialized resources located in Midland, Texas. The company is focused on creating shareholder value by rapidly growing unconventional oil, liquids-rich natural gas reserves and cash-flow via continued low-risk vertical well development on existing properties and through the acquisition of new resource properties, offering better than 20% rates of return (ROR) and break-even points below $65 per barrel oil price. This focus on returns is achieved by targeting the predictable resources plays, favorable operating environment, and consistent reservoir quality across multiple target horizons, long-lived reserve characteristics, and high drilling success rates of the Permian Basin of Texas and southeast New Mexico.

Victory Energy has carefully assembled a management team with more than 117 years of direct and relevant oil and gas experience. The Company also utilizes a team of third-party professionals on an as-needed basis. This team includes geologists for prospect evaluation and assessment and reservoir engineering resources for the analysis of current and new properties. Reserve reporting is performed by a third-party engineer located in Midland, Texas. Each independent operator utilized by the company also has their own array of experts tailored for the specific formations and well completion techniques of each property the company holds an interest in.

The Company strategically utilizes both internal capabilities and strategic industry relationships to acquire non-operated, high-grade working interest positions in predictable, low-to-moderate risk oil and gas prospects. Over the next 18 months, the company anticipates the addition of operating resources and technical capabilities required to manage the anticipated acquisitions in the business plan.

Victory Energy is a SEC current reporting company. The Company is traded under the ticker symbol VYEY on the OTCQB tier, operated by OTC Markets Group (The Venture Stage Marketplace with Reporting Companies).

The Company is one of two partners in Aurora Energy Partners (Aurora), a Texas Partnership that was established in January 2008. The second partner is the Navitus Energy Group (Navitus), also a Texas General Partnership. The two entities work together to increase proved reserves and the valuation of Aurora, with a future goal of consolidating the two partners into a single entity and moving to a larger stock exchange such as the NYSE, NASDAQ, etc.

On February 24, 2014 the partnership closed a $26.4 million operations and acquisition credit facility with Texas Capital Bank of Dallas, Texas. $1.4 million of this facility will provide operating capital for Aurora. The Company plans to utilize the remaining $25 million of the credit facility and access to $10 million of private placement capital from its partner Navitus, to aggressively grow the Company’s Permian Basin (Texas) assets through targeted acquisitions of producing properties with upside development potential. Several highly desirable properties have already been identified and are being vetted. The Company anticipates deploying all of the credit facility and the $10 million of Navitus private placement capital toward high cash-flow, producing acquisition targets this year.

Among other things, the Navitus private placement is offered to accredited investors and provides these investors with a 10% preferred distribution for five years, to be paid by Victory, one warrant to purchase one share of Victory common stock for every dollar invested and additional benefits. Under this agreement Navitus has the right to contribute up to $15 million dollars into Aurora, and Victory is obligated to match this plus previous contributions made by Navitus and prior Navitus investments; creating a near $53 million portfolio. By utilizing accumulated proved reserves created from the investment of this capital, the Company has the ability to meet its capital matching obligations through a combination of traditional financing sources such as the recently acquire $26.4 million credit facility or via an equity based private placement round, debt, etc. Under the agreement, separation of the partners is not mandatory and Victory may raise funds from other sources. All oil and natural gas assets are held in the Aurora partnership during the 5 year term of Aurora (ends October 2017). Victory is the managing partner and controls the entity.

As of March 31, 2014, the Company had 21 wells on production and 2 wells that have been successfully drilled and are in various stages of completion. The Company’s portfolio of producing assets now includes; the Lightnin’ property, the Bootleg Canyon Ellenberger Field, the Adams-Baggett Gas Field, the Morgan property, the Uno-Mas property and the Clear Water Wolfberry resource play. Proved commercial accumulations of hydrocarbons now occur in multiple horizons, at depths ranging from 4,700 to 13,100 feet with the majority of proved reserves being located on properties in the prolific Permian Basin of Texas and New Mexico. As the Company continues to drill available locations on its current properties and add properties that are accessible to the Company through its established deal flow pipeline, it anticipates an accelerated pace toward oil-weighted production and the addition of new reserves.

The Company’s capital and exploration expenditures, including projects at year end, totaled $2,196,482 for 2013. At December 31, 2013, the Company had $20,858 of cash on hand with no outstanding long term debt during 2013. Navitus contributed $2.3 million in cash to Aurora for the year ended December 31, 2013, and $1.1 million for the year ended December 31, 2012. The Company anticipates that Navitus will make additional contributions to Aurora as the portfolios of properties are developed.

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

Regulation of Sale and Transportation of Natural Gas

The transportation and sale for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act of 1978. The statutes are administered by the Federal Energy Regulatory Commission (FERC). Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all “first sales” of natural gas, which includes all sales by the Company of its own production. All other sales subject to a blanket sales certificate under the NGA, which has flexible terms and conditions. Consequently, all of the Company’s sales of natural gas currently may be made at market prices, subject to applicable contract provisions. The Company’s jurisdictional sales, however, are subject to the future possibility of greater federal oversight, including the possibility that the FERC might prospectively impose more restrictive conditions on such sales. Conversely, sales of crude oil and condensate and natural gas liquids by the Company are made at unregulated market prices.

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

On August 8, 2005, the Energy Policy Act of 2005 (the “2005 EPA”) was signed into law. This comprehensive act contains many provisions that will encourage oil and natural gas exploration and development in the United States. The 2005 EPA directs FERC and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for “any entity,” including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. On January 20, 2006, FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of FERC’s enforcement authority. We do not believe that we are affected any differently than other producers of natural gas.

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

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, or “(“CERCLA”,”), also known as the “Superfund” law, imposes joint and several liabilities, without regard to fault or the legality of the original conduct of certain persons with respect to the release or threatened release of a “hazardous substance” into the environment. These persons include the current or former owner or and operator of the site where the release occurred and anyone who and persons that disposed or arranged for the disposal of a hazardous substance to the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, damages to natural resources and the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

We continue to incur operating losses through 2013.

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

Portfolio.

As of December 31, 2013, the Company, through Aurora had 21 wells in production and 2 wells that have been successfully drilled and were in various stages of completion. The Company’s portfolio of producing assets now includes; the Lightnin’ property, the Bootleg Canyon Ellenberger Field, the Adams-Baggett Gas Field, the Chapman Ranch, the Morgan property, and the Clear Water Wolfberry resource play. Details for each property are further discussed in this section of the report.

Proved commercial accumulations of hydrocarbons now occur in multiple target zones at depths ranging from 4,700 to 13,100 feet, with the majority of proved reserves being located on properties in the prolific Permian Basin of Texas and New Mexico. As the Company continues to drill available locations on its current properties and add properties that are accessible to the Company through its established deal flow pipeline, it anticipates an accelerated pace toward oil-weighted production and the addition of new reserves.

On February 24, 2014 the Aurora partnership closed a $26.4 million operations and acquisition credit facility with Texas Capital Bank of Dallas, Texas. $1.4 million of this facility will provide operating capital for Aurora. The company plans to utilize the remaining $25 million of the credit facility and access to $10 million of private placement capital from its partner Navitus, to aggressively grow the Company’s Permian Basin (Texas) assets through targeted acquisitions of producing properties with upside development potential. Several highly desirable properties have already been identified and are being vetted. The Company anticipates deploying all of the credit facility and the $10 million of Navitus private placement capital toward high cash-flow, producing acquisition targets this year.

The Lightnin’ Property, Glascock County, Texas

With the March 2012 acquisition of the first 320-acre Cotter parcel at Lightnin’, the company, via its partnership interest in Aurora began a new focus on the expansion of high-value, low-risk, multi-well properties within the prolific Permian Basin of west Texas and the adjoining area of southeastern New Mexico. The May 2013 addition of the McCauley parcel brings the total gross acres held at Lightnin’ to 640.

The first vertical well (Cotter #1) was spud in January 2013, completed in February and brought into production in late March. September production averaged 51 barrels of oil per day and 110 Mcf of high value sweet natural gas. The second well (McCauley "6" #2) was spud on May 14 and went into production in late June. February production is averaging 51 barrels of oil per day and 85 MCF of natural gas per day. A third well (McCauley “6” #3) was successfully completed and brought into production in September. This well has not yet stabilized its production but has averaged 52 barrels of oil and 58 Mcf of liquids rich gas per day since December 12, 2013.

The Lightnin’ property holds at least four more development well locations. Each well undergoes a multi-stage frac procedure as part of the completion. Each well offers an estimated 105,000 gross barrels of oil equivalent (BOE) or 15,750 BOE net to the Company interest (15% NRI, 20% WI). These wells should produce 84 percent oil and 16 percent natural gas liquids (NGL) and gas.

The Lightnin’ property is located in the very active resource play known as the Spraberry / Wolfcamp, which is composed of the lower Sprayberry, Dean, Wolfcamp, Cline Shale and Fusselman into the Pennsylvanian. The 640 acre prospect is surrounded by existing production and some of the nation’s largest independent operators. Aurora joins some very well-known explorers who are also drilling in the area. The most active operators in the area are Apache Corporation, Laredo Petroleum, Pioneer Natural Resources, Energen Resources, Endeavor and Nadel and Gussman.

Development capital required for the remaining five well locations is estimated to be $1.7 million.

The Bootleg Canyon Property, Pecos County, Texas

Acquired in 2011, this 4,000+ acre lease is located in Pecos County, Texas. There are now two producing Ellenberger oil wells and one producing Connell gas well on this 3D seismic-controlled property. The gas well (University 7 #1) spud on December 23, 2012 and went into completion on March 6, 2013. The well is currently averaging daily gas flow of between 475 and 650 MCF per day.

A third-party SEC reservoir report allocates a gross EUR for each Ellenberger oil well at 187,240 BO (100% oil). Gross reserves for the gas well are 471,130 Mcf.

The two completed oil wells and the one Proved Undeveloped oil well represent nearly $1 million of future undiscounted cash flow to the partnership. The acreage held currently provides 160 acre spacing between wells and thus an opportunity to drill additional wells on the prospect acreage. It’s estimated there may be ten total well locations on the property. The Company through its interest in Aurora holds a 5 percent working interest and a 3.75 percent net revenue interest.

Development capital required for the remaining ten well locations is estimated to be $780,000.

The Adams-Baggett Property, Crockett County, Texas

The Company, via its partnership interest in Aurora received its first production revenue from this field in March of 2008 and continues to receive income today. Canyon sandstones are the primary hydrocarbon target within this prospect and they form a prolific low-permeability gas play located in the famous Val Verde Basin of this Southwest Texas. Natural gas from the Canyon Sandstone generally receives a premium in price above the standard market price for natural gas due to its higher BTU content per cubic foot.

The Canyon Sandstone gas play is part of the large prolific Adams-Baggett Canyon Sandstone gas field. The Canyon Sandstone formation is found at a depth of 4,300 feet to 4,900 feet. The average life span of a Canyon Sandstone gas well is approximately 30 years.

Aurora Energy Partners holds a working interest in nine wells; 100% WI and a 75% NRI in seven wells and a 50% WI with 38% NRI in two wells.

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

The Chapman Ranch Property, Nueces County, Texas

The Company through its interest in Aurora acquired this prospect in April 2012. The prospect is located in south central Nueces County, Texas. The prospect wells are a conventional drilling play targeting the Frio Sands formation.

The first well was drilled and completed in July of 2012. Multiple pay zones were present in the well-logs; however oil and gas production from the target formation was not of a commercial quantity. A second well location is up-dip of the first well site and is in a different fault block.

This second well spud on December 22, 2013 and reached total depth of 7,800 feet on January 7, 2014. The well was perforated in several sections and was successfully flow tested from the Frio Sands on January 21, 2014 at 67 barrels of oil and 10 Mcf of dry gas per day. The well will be put on production after the installation of storage tanks and other surface equipment are completed. Aurora acquired this prospect in early 2012 before shifting its focus to the Permian.

Estimated recoverable reserves have not yet been determined.

The Company through its interest in Aurora holds a 5 percent working interest and a 3.75 percent net revenue interest.

Developed and Undeveloped Lease Acreage

The following table sets forth certain information regarding developed and undeveloped leasehold acreage held by Aurora as of December 31, 2013. “Developed Acreage” refers to acreage on which wells have been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities. “Undeveloped Acreage” refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities whether or not the acreage contains proved reserves.

		Developed Acreage		Undeveloped Acreage		Total Acreage
	WI %	Gross	Net	Gross	Net	Gross	Net
Adams-Baggett Ranch
Adams-Baggett Ranch	100%	140.0	140.0	-	-	140.0	140.0
Adams-Baggett Ranch	50%	40.0	20.0	-	-	40.0	20.0

The Bootleg Canyon Property
Bootleg Prospect	5.00%	480.0	24.0	4,164.7	198.2	4,644.7	222.2

Saddle Butte Prospect	3.00%	-	-	2,560.0	76.8	2,560.0	76.8

The Lightnin’ Property	20.00%	320.0	64.0	320.0	64.0	640.0	128.0

The Uno-Mas Property	10%	160.0	16.0	160.0	2.0	320.0	18.0

The Morgan Property	3.00%	40.0	1.2	46.0	1.4	86.0	2.6

The Chapman Ranch Property	5.00%	80.0	4.0	240.0	12.0	320.0	16.0

The Pinetop Property	4.00%	80.0	3.2	1,120.0	44.8	1,200.0	48.0

Clearwater Wolfberry Resource Play	1.50%	320.0	4.8	1,922.0	28.8	2,242.0	33.6
*Royalty Interest Acreage	-	-	-	944.0	3.5	944.0	3.5
Total Acreage		1,660.0	277.2	11,476.7	431.5	13,136.7	708.7

Internal Controls Over Reserve Estimates, Technical Qualifications and Technologies Used

The Company’s policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance, and for reserves to be prepared by an independent third party reserve engineering firm and reviewed by certain members of senior management.

Estimates of our reserves were prepared by an independent reserve engineer, Mr. James Nicolson who specializes in preparing reservoir studies, reserve estimates, and property evaluations. Mr. Nicolson, a Registered Professional Engineer, is a member of the Society of Petroleum Engineers, and a former chairman of the Permian Basin Oil & Gas Recovery Conference. Our independent consultants, including a geologist and an oil and gas operations professional have reviewed and approved the reserve report which is filed as an exhibit to this Annual Report on Form 10-K.

At December 31, 2013, the Company’s proved developed reserves were 18% oil and 82% gas and liquids, respectively. The following table sets forth our estimated proved oil and natural gas reserves for the 23 wells and the PW value of such reserves as of December 31, 2013 and 2012.

Total Estimated Proved Reserves	2013	2012
Oil (MBbl)	49.0	24.3
Gas (Mmcf)	723.2	679.4
% Oil	30%	18%
% Proved Developed	88%	92%
PV – 10% (in thousands)	$2,422.1	$1,745.3

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

The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at December 31, 2013 and 2012 for the Company:

	December 31,
	2013	2012
	(In Thousands)
PV-10	$2,422.1	$1,745.3
Present value of future income taxes discounted at 10%	823.5	601.1

Standardized Measure of discounted future net cash flows	$1,598.6	$1,144.2

Estimated future net revenues

The following table sets forth the estimated future net revenues, excluding derivative contracts, from proved reserves, the present value of those net revenues (PV-10) and the standardized measure values at December 31, 2013 and 2012 for the Company:

	December 31,
	2013	2012
	(In Thousands)
Future net revenues	$4,230.8	$3,342.6
Present value of net revenues:
Before income tax (PV-10)	2,422.1	1,745.3
After income tax (Standardized Measure)	1,598.6	1,144.2

Productive Wells

Productive wells are producing wells or wells capable of production. This does not include water source wells, water injection wells or water disposal wells. Productive wells do not include any wells in the process of being drilled and completed that are not yet capable of production, but does include old productive wells that are currently shut-in, because they are still capable of production. The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2013 and 2012 for the Company.

	December 31,
	2013		2012
	Gross	Net	Gross	Net
Natural Gas	10.0	8.1	10.0	8.1
Oil	11.0	0.9	11.0	0.4
Totals	21.0	9.0	21.0	8.5

Technologies Used in Establishing Proved Reserves in 2013 and 2012

Our proved reserves in 2013 and 2012 were based on estimates generated through the integration of available and appropriate data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

Proved Undeveloped Reserves

At December 31, 2013 and 2012, our proved undeveloped reserves were 2 prospects (the Cotter 6 #2 and the University 6 #3) and 3 prospects (the University 7 #1, the Morgan #1, and the Morgan #2), respectively.

Oil and natural gas Production, Production Prices and Production Costs

The following table sets forth certain information regarding our production volume, and average sales and production costs for the periods indicated for the Company.

	Years Ended December 31,
	2013	2012
Production:
Oil (Bbls)	5,810	1,659
Natural gas (Mcf)	44,833	61,582
BOE	13,282	11,923
Average sales prices:
Oil (per Bbl)	$84.81	$83.98
Natural gas (per Mcf)	$5.35	$4.55
BOE	$55.17	$27.37
Average production costs
Lease operating expense	$218,036	$126,131
Production tax	$44,218	$24,649
BOE	$19.74	$12.65

Drilling and Other Exploratory and Development Activities

The following table sets forth our drilling activity for the periods indicated.

	Years Ended December 31,
	2013		2012
	Gross	Net	Gross	Net
Exploratory Wells
Productive	4	.5	3.0	0.1
Dry	1	.1	3.0	0.1
Developmental Wells
Productive	2	.3	2.0	0.1
Dry	-	-	-	-

During the period beginning January 1, 2014 and ending March 28, 2014, we participated in the drilling of 2 gross (.25 net) wells, all of which were completed.

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

The case was tried on February 8th and 9th, 2012. The Court found in favor of Oz and rendered a trespass finding against Victory and the other defendants. This case has been appeales to the 8th Court of Appeals in El Paso, Texas, and has been fully briefed and submitted. Victory has no monetary liability beyond those funds that were held in the registry of the Court on the date of judgement.

Cause No. CV-47,230; James Capital Energy, LLC and Victory Energy Corporation v. Jim Dial, et al.; In the 142nd District Court of Midland County, Texas.

This lawsuit was filed in the 142nd District Court of Midland County, Texas on January 19, 2010 by James Capital Energy, LLC and Victory Energy Corporation against Jim Dial, et al, for fraud, fraudulent inducement, and negligent misrepresentation, breach of contract, breach of fiduciary duty, trespass, conversion and a few other related causes of action. This lawsuit stems from an investment made by Victory for the purchase of six wells on the Adams Baggett Ranch.

On September 9, 2010, Victory was granted an interlocutory Default Judgment against Defendants Jim Dial, 1st Texas Natural Gas Company, Inc., Universal Energy Resources, Inc., Grifco International, Inc., and Precision Drilling & Exploration, Inc. The total judgment amounted to approximately $17.2 million. Recently Victory has added additional parties to this lawsuit. Discovery is ongoing in this case and no trial date has been set at this time.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Markets under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2013 and 2012. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2013	First Quarter	$.39	$.10
	Second Quarter	$.33	$.01
	Third Quarter	$.25	$.02
	Fourth Quarter	$.30	$.02

2012	First Quarter	$2.35	$1.07
	Second Quarter	$1.10	$0.55
	Third Quarter	$1.04	$0.21
	Fourth Quarter	$0.50	$0.15

Holders

As of March 28, 2014, the high and low bid prices for our common stock on the OTC Market was $0.35 and $0.35, respectively. As of March 28, 2014, there were approximately 1434 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

The following securities were issued through December 31, 2013:

Period	Investment	Warrants
First quarter ended March 31, 2013	$784,000	784,000
Second quarter ended June 30, 2013	$1,085,000	1,085,000
Third quarter ended September 30, 2013	$187,000	187,000
Fourth quarter ended December 31, 2013	$280,000	280,000
Totals	$2,336,000	2,336,000

The following securities were issued through December 31, 2013 include the following:

Purpose	Granted	Outstanding
Board Services	120,000	120,000
Employee Options	60,000	60,000
Totals	180,000	180,000

We did not purchase any of our own common stock during the year ended December 31, 2013.

Item 5.02. Departure of Directors or Principal Officers; Appointment of Principal Officers

On October 17, 2013, Victory Energy Corporation (the “Company”) received and accepted the resignation of Robert J. Miranda, Chairman of the Board of Directors and Audit Committee of the Company. Mr. Miranda’s resignation was not the result of any disagreement with the Company regarding its operations, policies or practices.

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

At the end of 2013, the Company held a working interest in 21 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas, with an additional 2 wells in progress toward successful completion.

Our primary company business objective is to grow proved reserves through new drilling and grow the value of those reserves by focusing on oil. For 2012, we achieved both a shift toward oil and increase in proved reserves through successful drilling. This continued throughout the year ended December 31, 2013. We also added properties large enough to offer new multi-well drilling opportunities in the future. These efforts created a year to year increase of 102% in proved oil reserves, and 6.5% in proved gas reserves for 2013.

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

Going Concern

As presented in the consolidated financial statements, Victory has incurred a net loss of $1,686,627 during the twelve months ended December 31, 2013, and losses are expected to continue in the near term. The accumulated deficit at December 31, 2013 was $36,901,894. The Company has been funding its operations through the sale of senior convertible 10% Senior Secured Convertible Debentures and from contributions made by Aurora. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

Results of Operations

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Revenues: All of our revenue was derived from the sale of oil and natural gas. Revenues consist of the proceeds of sales, net of royalty, and gas transportation deductions. Our net revenue increased $409,029 or 125% to $735,413 for the twelve months ended December 31, 2013 from $326,384 for the twelve months ended December 31, 2012. The increase reflects primarily the increase in oil production revenues which increased $353,433 to $492,753 for the 12 months ended December 31, 2013, from $139,320 for the twelve months ended December 31, 2012.

Lease Operating Expenses: Lease operating expenses which include the operating expenses of obtaining the oil and natural gas increased $77,001 or 61% to $203,132 for the twelve months ended December 31, 2013 from $126,131 for the twelve months ended December 31, 2012. The increase in lease operating expenses reflects an increase in the number of operating properties as well as the focus on oil production for the year ended December 31, 2013.

Dry Hole Costs: Dry Hole costs increased $38,617 or 71% to $93,295 for the twelve months ended December 31, 2013 from $54,678 for the twelve months ended December 31, 2012. The Company incurred dry holes costs in connection with the drilling of the Ligon well in 2013.

Production Taxes: Production taxes are charged at the well head for the production of gas and oil. Production taxes increased $19,569 or 79% to $44,218 for the twelve months ended December 31, 2013 from $24,649 for the twelve months ended December 31, 2012. This results primarily from the increase in production year to year.

Exploration Expense: Exploration expenses decreased $247,686 or 132% to $18,828 for the twelve months ended December 31, 2013 from $266,514 for the twelve months ending December 31, 2012. The change reflects the timing of expenses for exploration activities.

General and Administrative Expense: General and administrative expenses decreased $1,316,199 or 47% to $1,507,740 for the year ended December 31, 2013 from $2,823,939 for the year ending December 31, 2012. The decrease is due to the Company no longer utilizing outside services for consultants, software, accounting, and tax.

Depletion, Depreciation, and Amortization: Depletion, depreciation, and amortization expenses increased $327,226 or 639% to $378,398 for the twelve months ended December 31, 2013 from $51,172 for the twelve months ended December 31, 2012. The increase reflects the increase in the amount of oil production during the respective periods.

Impairment of Oil and Natural Gas Properties: Impairment of oil and natural gas properties increased $296,230 or 86% to $640,583 from $344,353 for the twelve months ended December 31, 2013. This is primarily due to lower reserve estimates for the University 7 #1 and the McCauley 6 #2 wells

Gain on Sale of Oil and Natural Gas Properties: Gain on sale of oil and natural gas properties decreased $254,724 or 92% for the twelve months ended December 31, 2013. This is due to unrelated sales in each of the respective years and is not comparatively meaningful.

Management Fee Income: Management fee income increased $14,708 or 100% for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012.

Interest Expense: Interest expense decreased $4,009,149 to $830 for the twelve months ended December 31, 2013 from $4,009,979 for the twelve months ended December 31, 2012. Virtually all of the interest expense was associated with the Company’s 10% Senior Secured Convertible Debentures which were converted to common stock on February 29, 2012.

Income Taxes: There is no provision for income tax expenses recorded for either the twelve months ended December 31, 2013 or ended December 31, 2012 due to the expected net operating losses (NOL) of both years.

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

All tax benefits recognized in 2013 and 2012 due to the temporary difference in tax effect between the accounting and tax basis of the 10% Senior Secured Convertible Debentures were eliminated when the Debenture were converted to common stock on February 29, 2012.

Net Loss: Net losses decreased 70% or $4,983,404 to $2,116,138 for the twelve months ended December 31, 2013 from a net loss of $7,099,542 for the twelve months ended December 31, 2012. This net loss should be viewed in light of the cash flow from operations discussed below. The net loss attributable to Victory decreased 75% or $5,053,051 to $1,686,627 for the twelve months ended December 31, 2013, after taking into account the loss attributable to non-controlling interest.

During the year ended December 31, 2013, as with the year ended December 31, 2012, after adjusting for one-time gains, we did not generate positive cash flow from on-going operations. As a result, we funded our operations through the private sale of equity and debt securities, the issuance of our securities in exchange for services, and loans.

Liquidity and Capital Resources

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2013 as compared to December 31, 2012, are as follows:

	December 31, 2013	December 31, 2012
Cash	$20,858	$158,165
Total current assets	244,634	384,339
Total assets	2,474,022	1,859,981
Total current liabilities	576,173	273,209
Total liabilities	628,127	313,114

At December 31, 2013, we had a working capital deficit of $331,539 compared to a working capital surplus of $111,130 at December 31, 2012. Current liabilities increased to $576,173 at December 31, 2013 from $273,209 at December 31, 2012 primarily due to an increase of $347,096 in accounts payable.

The Company had a $2,116,138 net loss, of which $1,385,836 was in non-cash changes and changes to working capital accounts, resulting in $730,275 net cash used by operating activities. This compares to cash used by operating activities for the twelve months ended December 31, 2012 of $2,649,428 after the net loss for the period of $7,099,542 was decreased by $4,450,114 in non-cash charges and changes to the working capital accounts.

Net cash used in investing activities, excluding exploration-related charges taken directly to income and prepaid receivables for drilling cost, for the twelve months ended December 31, 2013 was $1,743,032. This includes $2,196,482 for the drilling and completion of wells, $81,550 for the acquisition of leaseholds, $160,000 for sale-farm out leaseholds, and $375,000 of proceeds from the sale of oil and natural gas properties. This compares to $516,533 of net cash used by investing activities for the twelve month period ended December 31, 2012 which included $675,058 for the acquisition of lands, $8,925 for the drilling and completion of wells, $200,000 of proceeds from the sale of oil and natural gas properties, and $32,550 for the purchase of furniture and fixtures.

Net cash provided by financing activities for the twelve months ended December 31, 2013 was $2,336,000 which came from contributions from Navitus. This compares to the $2,848,503 in cash provided by financing activities during the twelve months ended December 31, 2012, which came primarily from the sale of $1,815,000 10% Senior Secured Convertible Debentures and $1,089,900 came from contributions from Navitus.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

During the period ended December 31, 2012, the FASB issued ASU 2013-07, "Presentation of Consolidated financial statements (Topic 205): Liquidation Basis of Accounting." The ASU requires entities to prepare consolidated financial statements using the liquidation basis of accounting when liquidation is "imminent." Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization's governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization's governing documents. This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company's consolidated financial position and results of operations.

During the period ended December 31, 2012, the FASB has issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The adoption of this standard is not expected to have a material impact on the Company's (consolidated) financial position and results of operations.

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

Oil and Natural Gas Properties

We account for investments in oil and natural gas properties using the successful efforts method of accounting. Under this method of accounting, only successful exploration drilling costs that directly result in the discovery of proved reserves are capitalized. Unsuccessful exploration drilling costs that do not result in an asset with future economic benefit are expensed. All development costs are capitalized because the purpose of development activities is considered to be building a producing system of wells, and related equipment facilities, rather than searching for oil and natural gas. Items charged to expense generally include geological and geophysical costs. Capitalized costs for producing wells and associated land and other assets are depleted using a Units of Production methodology based on the proved, developed reserves and calculated on a by well basis, based upon reserve reports prepared by an independent petroleum engineer in accordance with SEC rules.

The net capitalized costs of proved oil and natural gas properties are subject to an impairment test which compares the net book value of assets, based on historical cost, to the undiscounted future cash flow of remaining oil and natural gas reserves based on current economic and operating conditions. Impairment of an individual producing oil and natural gas field is first determined by comparing the undiscounted future net cash flows associated with the proved property to the carrying value of the underlying property. If the cost of the underlying property is in excess of the undiscounted future net cash flows the carrying cost of the impaired property is compared to the estimated fair value and the difference is recorded as an impairment loss. Management’s estimate of fair value takes into account many factors such as the present value discount rate, pricing, and when appropriate, possible and probable reserves when activities justified by economic conditions and actual or planned drilling or other development.

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

The Company reviews its long-lived assets and proved oil and natural gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the applicable ASC standard. Proved oil and natural gas assets are evaluated for impairment at least annually. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for producing oil and natural gas field that produces from a common reservoir is first determined by comparing the undiscounted future net cash flows associated with total proved properties to the carrying value of the underlying evaluated property. If the cost of the underlying evaluated property is in excess of the undiscounted future net cash flows, the future net cash flows discounted at 10%, which the Company believes approximates fair value, the Company will determine the amount of impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Due to the Company incurring a net loss from continuing operations, basic and diluted loss per share are the same for the years ended December 31, 2013 and 2012 as all potentially dilutive common stock equivalents become anti-dilutive in nature.

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

Off-Balance Sheet Arrangements

For the years ended December 31, 2013 and 2012, we had no off-balance sheet arrangements that were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

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

Volatility of Natural Gas Prices

As an indication of the dramatic way in which the price of natural gas can change, the following table provides the average price per thousand cubic feet (MCF) of gas which the Company received for the periods indicated:

Three Months Ending	Average Price per MCF
March 31, 2013	$5.23
June 30, 2013	$5.58
September 30, 2013	$5.21
December 31, 2013	$5.33

Volatility of Oil Prices

The following table provides the average price per barrel of oil which the Company received for the periods indicated:

Three Months Ending	Average Price per Barrel
March 31, 2013	$81.34
June 30, 2013	$89.54
September 30, 2013	$102.19
December 31, 2013	$91.83

Item 8. Consolidated financial statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures reflect a material weakness due to the size and nature of our Company.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.
Effective January 1, 2013, the Company installed a new accounting system designed for the oil and gas industry , which includes more stringent controls and safeguards of internal data and provides audit trails for transactional research and reviews. Effective June 1, 2013, the Company hired a full-time controller with oil and gas and SEC experience, and plans to seek additional public reporting assistance on an as needed basis.

Item 9B. Other Information

There are no other events required to be disclosed by this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the names, ages (as of March 31, 2014) and positions held by each of our executive officers, followed by biographies describing the business experience of our executive officers for at least the past five years. Our executive officers serve at the discretion of the board of directors.

Name	Age	Positions Held
Kenneth Hill	50	Director, Chief Executive Officer, and President
David McCall	65	Director, General Counsel
Robert Grenley	57	Director
Ronald Zamber	54	Director, Interim Board Chairman
Patrick Barry	52	Director, Audit Committee Chairman

Kenneth Hill – Chief Executive Officer and Directory
Mr. Hill was appointed CEO in January 2012. Mr. Hill previously served as Victory’s Vice President and Chief Operating Officer from January 2011 to January 2012 and has been a member of the Board of Directors since April 2011. Prior to joining the Company, Mr. Hill held titles of Interim CEO, VP of Operations and VP of Investor Relations for the U.S. subsidiary of a publicly traded oil and gas company on the Australian Stock Exchange.

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

David McCall – Board Member, Director and General Counsel
Mr. McCall has over 35 years of experience in the oil and gas industry, and is currently a partner in The McCall Firm in Austin, Texas. Mr. McCall's law practice has centered on the upstream, midstream and downstream activities of major and independent oil companies.

His expertise encompasses all aspects of oil and gas operations. He has been instrumental in negotiating operating leases and agreements; production purchase and sale agreements; pipeline and exploration agreements.

He has been lead counsel on complex oil and gas litigation matters including disputes between interest holders in producing properties; contract and lease disputes; title controversies and other traditional oil and gas matters. He has represented clients in federal royalty valuation disputes and Minerals Management Service (MMS) administrative proceedings.

Mr. McCall is also experienced in the preparation of drilling title opinions, loan opinions, division order title opinions, and acquisition opinions. He is board-certified in oil, gas and mineral law. Mr. McCall is an author and has served as an expert witness in title matters involving oil and gas properties.

In 1971, Mr. McCall received a Bachelor of Arts in marketing from McMurry University, Abilene, Texas. He graduated from Texas Tech School of Law, Lubbock, Texas in 1974. He is a Member of the Bar, State of Texas; a Life Fellow, Texas Bar Foundation; and a Founding Fellow, Austin Bar Foundation.

Robert Grenley – Board Member, Director and Audit Committee Member

Mr. Grenley has over 25 years of experience in financial management, business development and entrepreneurial experience. This financial experience includes 12 years managing early stage organizations with equity capital.

Mr. Grenley's broader financial management experience includes over 10 years of direct portfolio management and investment expertise including common and preferred stock, stock options, corporate and municipal bonds as well as syndicated investments and private placements.

Mr. Grenley holds a BA in Economics from Duke University.

Ronald W. Zamber, M.D. Director – Chairman of the Board and Audit Committee Member

Dr. Zamber is founder, Managing Director and Chairman of Visionary Private Equity Group. He brings more than 20 years of experience in corporate management and business development extending across the public, private and non-profit arenas. Dr. Zamber has helped build profitable companies in healthcare, private and public petroleum E&P, consumer products and Internet technology industries. He is a Managing Director of Navitus Energy Group, Navitus Partners and James Capital Energy.

Dr. Zamber is a Board Certified Ophthalmologist and founder of International Vision Quest, a non-profit organization that performs humanitarian medical and surgical missions, builds water treatment facilities and supports food delivery programs to impoverished communities around the world. He has served as an examiner with the American Board of Ophthalmologists and Secretariat for State Affairs with the American Academy of Ophthalmology.

He is the 2009 recipient of Notre Dame’s prestigious Harvey Foster Humanitarian Award. He now serves on the advisory board of Feed My Starving Children, one of the highest rated and fastest growing charities in the country. Dr. Zamber received his bachelor's degree with high honors from the University of Notre Dame and his medical degree with honors from the University of Washington.

Patrick Barry – Board Member, Director and Audit Committee Chairman

Prior to joining the Board, Mr. Barry served as a financial and operations consultant for the Company. He is an experienced general manager with strengths in financial management, profitability improvement, strategy development, and implementing disciplined operating processes in both public and private companies.

Mr. Barry has a Bachelor of Science in Mechanical Engineering from the University of Notre Dame and a MBA in Finance from Wharton. Mr. Barry is a principal in Visionary Private Equity, a major investor in the Company.

Mr. Barry is a former Managing Director of the Gigot Center for Entrepreneurial Studies at the University of Notre Dame where he was also an Adjunct Professor. Prior to Notre Dame, he spent eight years turning around Quality Dining, Inc., a publicly held restaurant company headquartered in South Bend, IN. Mr. Barry was a consultant with Andersen Consulting in their Strategic Service Group, focusing in strategy development and general management consulting.

Patrick’s extensive practical business experiences coupled with his impressive education credentials in the fields of engineering and finance make him a significant and timely addition to the company.

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

Our board of directors set schedules to meet throughout the year and also can hold special meetings and act by written consent under certain circumstances. Our board of directors met 4 times during the year ended December 31, 2013.

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

Code of Ethics

We have prepared and adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions during the year ended December 31, 2013.

Item 11. Executive Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to our principal executive officers, and our other named executive officers for all services rendered in all capacities to us in 2013 and 2012.

Name and Principal		Salary	Bonus	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Kenneth Hill
President and CEO	2013	180,000	-	-	46,140	-	-	-	226,140
VP and COO	2012	180,000	-	-	55,260	-	-	-	235,260

Mark Biggers (1)
Chief Financial Officer	2013	-	-	-	-	-	-	-	-
	2012	220,000	-	-	101,400	-	-	-	461,400

(1)	Mark Biggers voluntarily resigned from the Company, for personal reasons, in November 2012.

Director Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to each person who served as a director during the years ended December 31, 2013 and 2012, other than a director who also served as a named executive officer. Our directors who are not executive officers did not receive any cash compensation for serving on our board of directors. We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Each director is paid for his or her director services in the form of 6,000 warrants granted monthly for each month of service. These five (5) year warrants are exercisable into common stock at an exercise price $0.01, and vest immediately upon issuance.

Name	Year	Fees Earned or paid in Cash ($)	Stock Awards ($)	Warrant/Option Awards ($)	Non-Equity Incentive Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ronald Zamber	2013	-	-	5,640	-	-	-	5,640
	2012	-	-	230,781	-	-	-	230,781

Robert Grenley (1)	2013	-	-	5,640	-	-	-	5,640
	2012	-	-	14,760	-	-	-	14,760

David McCall (2)	2013	-	-	5,640	-	-	-	5,640
	2012	-	-	112,702	-	-	-	112,702

Patrick Barry (3)	2013	-	-	1,140	-	-	-	1,140
	2012	-	-	-	-	-	-	-

Robert Miranda (4)	2013			4,500				4,500
	2012			17,685				17,685
___________________
(1)	Robert Grenley was appointed on June 1, 2010.
(2)	David McCall was appointed on January 20, 2011.
(3)	Patrick Barry was appointed on October 21, 2013.
(4)	Robert Miranda resigned on October 18, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the named executive officers as of December 31, 2013 and 2012 which reflect a 50:1 reverse stock split in January 2012.

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Warrant/ Option Exercise Price ($)	Warrant/ Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Kenneth Hill,
President and	2011	30,000	-	-	$.50	12/31/ 2016	-	-	-	-
Chief Executive Officer	2011	60,000	-	-	$1.00	12/31/ 2016	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2013, the Company had no outstanding equity compensation plans under which our securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2013, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to these tables, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table sets forth, as of December 31, 2013, certain information with respect to the Company’s equity securities owned or record or beneficially by (i) each officer and director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all directors and executive officer as a group:

Name and Position	Business Address	Common Stock	Vested Options	Warrants (1)	Total	Percent of Class (2)

Kenneth Hill,	3355 Bee Caves Rd Ste
President and Chief	608 Austin, TX 78746
Executive Officer		207,288	90,000	143,900	441,188	1.4%

David McCall,	2600 Via Fortuna,
General Counsel,	Suite 200, Austin TX
Director (3)	78746	145,233	-	244,150	389,383	1.2%

Robert Grenley,	40 Loch Lane SW,
Director	Lakewood, WA 98499	43,934	-	86,200	130,934	0.4%

Ronald Zamber,	1919 Lathrop Suite
Director (4),	103, Fairbanks, AK
Interim Board Chairman	99701	5,662,102	-	1,622,341	7,284,443	22.3%

Patrick Barry	51551 Norwich Dr.
Audit Committee Chairman	Granger, IN 46530	487,320	-	98,400	585,720	1.8%

All Officers and Directors As a Group (5 Persons)		6,545,877	90,000	2,194,991	8,830,868	27.1%
__________________
(1)	All warrants are exercisable immediately
(2)	Based on total shares outstanding which consists of 27,563,619 shares of common stock outstanding, 150,000 vested options, and 4,931,386 unexercised warrants.
(3)	Includes 145,233 shares owned by 1519 Partners LLC; David McCall is the controlling partner and of 1519 Partners LLC.
(4)
Includes 2,468,138 shares owned by Visionary Investments, LLC of which Ronald Zamber is sole member; 2,437,481 shares owned by Visionary Private Equity Group I, LP of which Ronald Zamber is chairman, and managing director, and 104,845 shares owned by James Capital Consulting of which Ronald Zamber is the managing member.

There are no classes of stock other than common stock issued or outstanding.

The Company is not aware of any current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended December 31, 2013, we incurred a total of $19,900 of accounting services with Miranda & Associates, a Professional Accountancy Corporation (“Miranda”). As of December 31, 2013, Miranda was owed $6,000 for these professional services as our past director who resigned on October 18, 2013.

During the year ended December 31, 2013 we incurred a total of $206,456 in legal fees with The McCall Firm. David McCall, our general counsel and a director, is a partner in The McCall Firm. The fees are attributable to litigation involving the Company’s oil and natural gas operations in Texas. As of December 31, 2013, the Company owed The McCall Firm approximately $9,047 for these professional services.

During the year ended December 31, 2013 we incurred a total of $3,495 in consulting fees with Patrick Barry of which the full amount is owed as of the end of the year 2013.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2013 and 2012 respectively, we paid $51,667 and $88,257, respectively, in fees to our principal accountants.

Tax Fees

For the fiscal years ended December 31, 2013 and 2012, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

All fees described above for the years ended December 31, 2013 and 2012, were approved by the entire board of directors.

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

10.10	Oil and natural gas Reserves Report prepared by J.A. Nicholson dated March 19, 2014

10.11	Reports of Independent Registered Public Accounting Firms Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kenneth Hill

31.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth Hill

32	Section 1350 Certification of Kenneth Hill

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ENERGY CORPORATION

Date: April 14, 2014	By:	/s/ Kenneth Hill
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

Date: April 14, 2014	By:	/s/ Ronald W. Zamber
Ronald W. Zamber
Director

Date: April 14, 2014	By:	/s/ Patrick Barry
Patrick Barry
Audit Committee Chairman and Director

Date: April 14, 2014	By:	/s/ Robert Grenley
Robert Grenley
Director

Date April 14, 2014	By:	/s/ David B. McCall
David B. McCall
General Counsel and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Victory Energy Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheet of Victory Energy Corporation (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Tidwell, LLP
Fort Worth, Texas
April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Victory Energy Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of Victory Energy Corporation (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Los Angeles, California

November 12, 2013

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

ASSETS	12/31/2013	12/31/2012

Current Assets
Cash and cash equivalents	$20,858	158,165
Accounts receivable - less allowance for doubtful accounts of $200,000, and $200,000 for 2013 and 2012, respectively	116,542	157,481
Accounts receivable - affiliate	68,571	-
Prepaid expenses	38,663	68,693
Total current assets	244,634	384,339

Fixed Assets
Furniture and equipment	43,173	43,173
Accumulated depreciation	(11,597)	(5,521)
Total furniture and fixtures, net	31,576	37,652

Oil gas properties, net of impairment (successful efforts method)	3,715,648	2,583,504
Accumulated depletion, depreciation and amortization	(1,517,836)	(1,145,514)
Total oil and gas properties, net	2,197,812	1,437,990

Total Assets	$2,474,022	1,859,981

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$351,435	4,339
Accrued interest	-	25,639
Accrued liabilities	196,913	216,444
Accrued liabilities - related parties	18,542	17,504
Liability for unauthorized preferred stock issued	9,283	9,283
Total current liabilities	576,173	273,209

Other Liabilities
Asset retirement obligations	51,954	39,905
Total long term liabilities	51,954	39,905

Total liabilities	628,127	313,114

Stockholders' Equity
Common stock, $0.001 par value, 47,500,000 shares authorized, 27,563,619 shares and 27,563,619 shares issued and outstanding for 2013 and 2012, respectively	27,564	27,564
Additional paid-in capital	34,404,239	34,325,073
Accumulated deficit	(36,901,894)	(35,215,267)
Total Victory Energy Corporation stockholders' deficit	(2,470,091)	(862,630)
Non-controlling interest	4,315,986	2,409,497
Total stockholders' equity	1,845,895	1,546,867

Total Liabilities and Stockholders' Equity	$2,474,022	1,859,981

The accompanying notes are an integral part of these consolidated financial statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013 and 2012

	12/31/2013	12/31/2012
Revenues
Oil and gas sales	$735,413	$326,384
Total revenues	735,413	326,384

Operating Expenses:
Lease operating costs	203,132	126,131
Dry hole costs	93,295	54,678
Production taxes	44,218	24,649
Exploration	18,828	266,514
General and administrative	1,507,740	2,823,939
Impairment of oil and natural gas properties	640,583	344,353
Depreciation/depletion/amortization	378,398	51,172
Gain on sale of oil and gas properties	(20,765)	(275,489)
Total operating expenses	2,865,429	3,415,947

Loss from operations	(2,130,016)	(3,089,563)

Other Income (Expense):

Management fee income	14,708	-
Interest expense	(830)	(4,009,979)
Total other income and expense	13,878	(4,009,979)

Loss before Tax Benefit	(2,116,138)	(7,099,542)
Tax benefit	-	-
Net loss	(2,116,138)	(7,099,542)
Less: Net loss attributable to non-controlling interest	(429,511)	(359,864)
Net loss attributable to Victory Energy Corporation	$(1,686,627)	$(6,739,678)

Weighted average shares, basic and diluted	27,563,619	23,292,609
Net loss per share, basic and diluted	$(0.06)	$(0.29)

The accompanying notes are an integral part of the consolidated financial statements

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the years ended December 31, 2013 and 2012

	12/31/2013	12/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,116,138)	$(7,099,542)
Adjustments to reconcile net loss to net cash used in operating activities

Accretion of asset retirement obligations	3,119	2,899
Amortization of debt discount and financing warrants	-	348,198
Unamortized discount on debentures converted to common stock	-	3,661,781
Depletion, depreciation, and amortization	378,398	48,273
Gain from sale of oil and gas properties	(20,765)	(275,489)
Bad debt expense	-	200,000
Impairment of oil and natural gas properties	640,583	344,353
Stock based compensation	52,106	191,719
Stock grants in exchange for services	-	17,500
Warrants for services	27,060	496,979
Change in operating assets and liabilities
Accounts receivable	40,939	(278,296)
Accounts receivable - affiliate	(68,571)	-
Prepaid expense	30,030	(39,138)
Accounts payable	347,096	(322,634)
Accounts payable - related parties	1,038	17,504
Accrued interest	(25,639)	-
Accrued liabilities	(19,531)	36,465
Net cash used in operating activities	(730,275)	(2,649,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling costs	(2,196,482)	(8,925)
Sale-farm out of leaseholds	160,000	-
Acquisition of oil and gas properties	(81,550)	(675,058)
Proceeds from sale of oil and gas properties	375,000	200,000
Purchase of furniture and fixtures	-	(32,550)
Net cash used in investing activities	(1,743,032)	(516,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured convertible debentures	-	1,815,000
Non-controlling interest contributions	2,336,000	1,089,900
Non-controlling interest distributions	-	(61,472)
Exercise of warrants for cash	-	5,075
Net cash provided by financing activities	2,336,000	2,848,503

Net Change in Cash and Cash Equivalents	(137,307)	(317,458)
Beginning Cash and Cash Equivalents	158,165	475,623
Ending Cash and Cash Equivalents	$20,858	$158,165

Supplemental cash flow information - cash paid for:
Non-cash investing and financing activities:
Preferred stock converted to common stock	$-	$167,059
Debentures exchanged for common stock	$-	$4,649,775

The accompanying notes are an integral part of the consolidated financial statements

VICTORY ENERGY CORPORATION AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Non- controlling	Total Equity
	Number	Amount	In Capital	Deficit	Interest	(Deficit)

Balance, December 31, 2011	7,647,494	$382,308	$26,627,222	$(28,475,589)	$1,740,933	$274,874

Distributions to noncontrolling interest owners	-	-	-	-	(61,472)	(61,472
Contributions from noncontrolling interest owners	-	-	-	-	1,089,900	1,089,900
Unauthorized preferred stock converted to common stock	340,000	357	166,702	-	-	167,059
Debentures converted to common stock	19,505,523	19,505	4,630,270	-	-	4,649,775
Stock based compensation	-	-	191,719	-	-	191,719
Beneficial conversion feature on convertible debentures	-	-	1,753,359	-	-	1,753,359
Fair value of warrant attached to convertible debentures	-	-	61,641	-	-	61,641
Warrants in exchange for services	-	-	496,979	-	-	496,979
Stock grants in exchange for services	50,000	50	17,450	-	-	17,500
Exercise of warrants for cash	20,602	-	5,075			5,075
Net loss	-	-	-	(6,739,678)	(359,864)	(7,099,542)
Reclassification to correct par value presentation for effect of reverse stock split	-	(374,656)	374,656	-	-	-
Balance December 31, 2012	27,563,619	$27,564	$34,325,073	$(35,215,267)	$2,409,497	$1,546,867

Contributions from noncontrolling interest owners	-	-	-	-	2,336,000	2,336,000
Stock based compensation	-	-	52,106	-	-	52,106
Warrants in exchange for services	-	-	27,060	-	-	27,060
Net loss	-	-	-	(1,686,627)	(429,511)	(2,116,138)
Balance December 31, 2013	27,563,619	27,564	34,404,239	(36,901,894)	4,315,986	1,845,895

The accompanying notes are an integral part of these consolidated financial statements

Victory Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies:

Victory Energy Corporation (Victory or the Company) is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners. In this report, “the Company” refers to the consolidated accounts and presentation of Victory and Aurora, with the equity of non-controlling interests stated separately. The Company is engaged in the exploration, acquisition, development, and production of domestic oil and natural gas properties. Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 27,563,619 shares of common stock outstanding as of December 31, 2013. On January 12, 2012 the Company implemented a 50:1 reverse stock split. All information is this form 10K reflects the recent stock split. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, TX 78746.

A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below.

Basis of Presentation and Consolidation:

Victory is the managing partner of Aurora Energy Partners, a Texas General Partnership (“Aurora”), and holds a 50% partnership interest in Aurora. Aurora is consolidated with Victory for financial statement purposes, as the terms of the partnership agreement give Victory effective control of the partnership. The consolidated financial statements include the accounts of Victory and the accounts of Aurora. The Company’s management, in considering accounting policies pertaining to consolidation, has reviewed the relevant accounting literature. The Company follows that literature, in assessing whether the rights of the non-controlling interests should overcome the presumption of consolidation when a majority voting, or controlling interest in its investee “is a matter of judgment that depends on facts and circumstances.” In applying the circumstances and contractual provisions of the partnership agreement, management determined that the non-controlling rights do not, individually or in the aggregate, provide for the non-controlling interest to “effectively participate in significant decisions that would be expected to be made in the ordinary course of business.” The rights of the non-controlling interest are protective in nature. All intercompany balances have been eliminated in consolidation.

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

The non-controlling interest in Aurora is held by Navitus Energy Group, a Texas general partnership. As of December 31, 2013, $4,315,986 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with losses attributable to non-controlling interests of $429,511 for the year ended December 31, 2013. As of December 31, 2012, $2,409,497 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with losses attributable to the non-controlling interests of $359,864 for the year ended December 31, 2012.

Reclassifications:

Certain reclassifications have been made between common stock and additional paid-in capital on the December 31, 2012 Condensed Consolidated Balance Sheet to conform to the presentation on the current period Condensed Consolidated Balance Sheet and reflect the 50:1 reverse stock split. These reclassifications had no impact on the net income for the year ended December 31, 2012 or total stockholder’s equity at December 31, 2012.

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

Oil and Natural Gas Properties:

We follow the successful efforts method of accounting for oil and natural gas properties. Under this method, all costs associated with property acquisitions, successful exploratory wells, all development wells, including dry hole development wells, and asset retirement obligation assets are capitalized. Additionally, interest is capitalized while wells are being drilled and the underlying property is in development. Costs of exploratory wells are capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and natural gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and natural gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a well-by-well basis using the units-of-production method based upon proved producing oil and natural gas reserves. The depletion rate is the current period production as a percentage of the total proved producing reserves. The depletion rate is applied to the net book value of property costs to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income. Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with gain or loss recognized upon sale. A gain (loss) is recognized to the extent the sales price exceeds or is less than original cost or the carrying value, net of impairment. Oil and natural gas properties are also reviewed for impairment at the end of each reporting period. Unproved property costs are excluded from depletable costs until the related properties are developed. See impairment discussed in “Long-lived Assets and Intangible Assets” below.

We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to 10 years.

The Company recorded impairment expense of $640,583 and $344,353 for 2013 and 2012 respectively, upon determining that the oil and natural gas properties were impaired.

Long-lived Assets and Intangible Assets

The Company accounts for intangible assets in accordance with ASC 360, “Property, Plant and Equipment.” Intangible assets that have defined lives are subject to amortization over the useful life of the assets. Intangible assets held having no contractual factors or other factors limiting the useful life of the asset are not subject to amortization but are reviewed at least annually for impairment or when indicators suggest that impairment may be needed. Intangible assets are subject to impairment review at least annually or when there is an indication that an asset has been impaired.

For unproved property costs, management reviews for impairment on a property-by-property basis if a triggering event should occur that may suggest that impairment may be required.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated future undiscounted net cash flows, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. The fair value used to calculate the impairment for producing oil and natural gas field that produces from a common reservoir is the estimated future net cash flows discounted at 10%, which the Company believes approximates fair value.

Asset Retirement Obligations:

U.S. GAAP requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred. Asset retirement obligations relate to the plugging and abandonment of oil and natural gas wells and removal of facilities and tangible equipment at the end of an oil and natural gas property’s useful life. The application of this rule requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. U.S. GAAP requires that our estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.

The following table is a reconciliation of the ARO liability for for the twelve months ended December 31, 2013 and 2012.

	Years Ended
	December 31,
	2013	2012
Asset retirement obligation at beginning of period	$39,905	$30,004
Liabilities incurred	8,930	7,002
Revisions to previous estimates		0
Accretion expense	3,119	2,899
Asset retirement obligation at end of period	$51,954	$39,905

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of 5 to 7 years.

Cash and Cash Equivalents:

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at December 31, 2013 and December 31, 2012 respectively.

Accounts Receivable:

Our accounts receivable are primarily from purchasers of natural gas and oil and exploration and production companies which own an interest in properties we operate.

Allowance for Doubtful Accounts:

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to un-collectibility. Allowance for doubtful accounts are maintained for all customers based on a variety of factors, including the length of time receivables are past due, macroeconomic conditions, significant one-time events and historical experience. An additional allowance for individual accounts is recorded when they become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2013 and 2012, the Company has deemed $200,000 from the sale of oil and gas properties associated with the Jones County prospect, to be doubtful and thus, has recorded this amount as an allowance for doubtful accounts.

Fair Value:

At December 31, 2013 and 2012, the carrying value of the Company's financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates. Management believes that due to the Company's current credit worthiness, the fair value of debt could be less than the book value; however, due to current market conditions and available information, the fair value of such debt is not readily determinable. Financial Accounting Standard Board ("FASB") ASC Topic 820 established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

The initial measurement of asset retirement obligations is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with proved oil and gas properties. Inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of Victory’s asset retirement obligations is presented in Note 1.

During 2013, proved oil and gas properties with a carrying value of $890,818 were written down, based upon engineering estimates, to their fair value of $250,055, resulting in impairment charges of $640,583. During 2012, proved oil and gas properties with a carrying value of $395,463 were written down, based upon engineering estimates, to their fair value of $51,110, resulting in impairment charges of $344,353. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include Victory’s estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data; primarily derived from a third party independent reserve report.

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

Concentrations:

There is a ready market for the sale of crude oil and natural gas. During 2013 and 2012, our gas field and our producing wells sold their respective gas and oil production to one purchaser for each field or well. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results. A majority of the Company’s production and reserves are from the Permian Basin of West Texas.

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2013. The weighted average number of common shares outstanding was 27,563,619 at December 31, 2013. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive. As of December 31, 2013, the Company had 27,563,619 shares of common stock shares outstanding and 5,081,386 of common stock equivalents, comprised of 137,932 unconverted Preferred B shares, 4,793,454 warrants outstanding, and 150,000 stock options outstanding, which were anti-dilutive and not included in the earnings per share calculation As of December 31, 2012, the Company had 27,563,619 shares of common stock shares outstanding and 2,982,218 of common stock equivalents, comprised of 137,932 unconverted Preferred B shares, 2,624,286 warrants outstanding, and 220,000 stock options outstanding, which were anti-dilutive and not included in the earnings per share calculation.

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

Stock-Based Compensation:

The Company applies ASC 718, “Compensation-Stock Compensation” to account for its issuance of options and warrants to key partners, directors and officers. The standard requires all share-based payments, including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of options and warrants granted to key partners, directors and officers is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of the Company’s stock price. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected term of the common stock option or warrant, the dividend yield and the risk-free interest rate.

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

The Company recognized stock-based directors fee expense from warrants granted to directors for the years ended December 31, 2013 and 2012 of $27,060 and $73,800, respectively.

The Company recognized stock-based officer compensation expense from stock options granted to officers and employees of the company for the twelve months ended December 31, 2013 and 2012 of $52,106 and $191,719, respectively.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, the Company has incurred a net loss of $2,116,138 and $7,099,542 during the years ended December 31, 2013 and 2012, respectively. Though non-cash expenses and allowances were significant during the years ended December 31, 2013 and December 31, 2012, the net cash used in operating activities, or negative cash flows from operating activities, were $730,275 and $2,649,428, respectively.

The cash proceeds from the sale of the Company’s 10% Senior Secured Convertible Debentures and new contributions to the Aurora partnership by The Navitus Energy Group (“Navitus”) have allowed the Company to continue operations and invest in new oil and natural gas properties. See footnote 3. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. As of December 31, 2013 on a year to date basis the Company has invested $2,196,482 in the acquisition of land or the drilling of wells.

The Company remains in active discussions with Navitus and others related to longer term financing required for our capital expenditures planned for 2014. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows.

The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 – Recent Accounting Pronouncements

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

Note 3 – Oil and natural gas properties

During 2013 and 2012, the Navitus Energy Group, through its investment in Aurora, contributed $2,336,000 and $1,089,900, respectively. These funds were used primarily for exploration and development of oil and natural gas properties, as well as for other partnership purposes.

Oil and natural gas properties are comprised of the following:

	December 31,
	2013	2012
Proved property	$7,694,412	$5,283,661
Unproved property	321,124	776,317
Work in process	25,897	208,728
Total oil and natural gas properties, at cost	8,041,433	6,268,706
Less: accumulated impairment	(4,325,785)	(3,685,202)
Oil and natural gas properties, net of impairment	3,715,648	2,583,504
Less: accumulated depletion	(1,517,836)	(1,145,514)
Oil and natural gas properties, net	2,197,812	1,437,990

Depletion, depreciation, and amortization expense for the years ended December 31, 2013 and 2012 was $378,398 and $51,172, respectively. During the years ended December 31, 2013 and 2012, the Company recorded impairment losses of $558,120 and $344,353 respectively.

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

Terms of the 10% Senior Secured Convertible Debenture are as follows:

•	The maturity date of the 10% Senior Secured Convertible Debentures is September 30, 2013, but may be extended at the sole discretion of the Company to December 31, 2013.

•
In connection with the Debenture offering, the Company also issued five (5) year warrants to purchase an aggregate of 104,400 shares of the Company’s common stock at an exercise price of $0.25 per share, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like.

•	The Company has the right to force conversion of the 10% Senior Secured Convertible Debentures under certain terms and conditions.

•
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

Period Ended	Convertible Debentures Raised (Converted)	Beneficial Conversion Value
12/31/2010	$827,275	$700,708
3/31/2011	$910,000	$910,000
6/30/2011	$882,500	$882,500
9/30/2011	$477,500	$477,500
12/31/2011	$850,000	$850,000
	$3,947,275	$3,820,708
Converted	$(1,112,500)	$(1,618,467)

12/31/2011	$2,834,775	$2,202,241
12/31/2012	$1,815,000	$1,753,359
Subtotal	$4,649,775	$3,955,600
Converted		$(3,661,781)
2/29/2012	$(4,649,775)	$(293,819)
Outstanding	$0	$0

The senior secured convertible 10% Senior Secured Convertible Debentures consists of the following at December 31:

December 31, 2012
Convertible debenture, interest at 10% per annum payable quarterly, due September 30, 2013 with separable warrants	$2,834,775
Convertible debenture, interest at 10% per annum payable quarterly, due September 30, 2013 issued in exchange for notes payable and accrued interest to related party	1,815,000
Subtotal	4,649,775
Converted to common stock	(4,649,775)
Subtotal	0
Unamortized debt discount	0
Net book value	$0

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

There were 68,966 and 238,966 shares of unconverted preferred stock outstanding at December 31, 2013 and December 31, 2012, respectively. The Company needs approximately 138,000 common shares in order to settle the outstanding debt as stated below.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	December 31,
	2013	2012
Liability for unauthorized preferred stock	$9,283	$9,283

Note 6 – Income Taxes

There was no provision for (benefit of) income taxes for the years ended December 31, 2013 and 2012, after the application of ASC 740 “Income Taxes.”

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

At December 31, 2013, the Company had available Federal operating loss carry forwards to reduce future taxable income. Additional Federal net operating loss carry forward of $1,292,821 for 2013 would make available approximately $15,100,156 as of December 31, 2013. The Federal net operating loss carry forward begins to expire in 2028. Capital loss carryovers may only be used to offset capital gains.

Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the net operating loss carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012, respectively. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2013	December 31, 2012

Net operating loss carryforwards	$5,134,053	$4,694,494

Accounts payable and accrued expenses	195,899	92,891

Equity based expenses	1,727,412	1,700,507

Accounts receivable and prepaid expenses	(76,017)	(76,899)

Deferred taxes	6,981,347	6,410,993

Valuation allowance	(6,981,347)	(6,410,993)

Net Deferred Income Tax Assets	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	12/31/2013	12/31/2012

Book loss	(34.00)%	(34.00)%

Meals and entertainment	0.05	0.02

Debt discount accretion	0.00	18.47

Net operating loss reduction due IRC 382	0.00	10.37

Change in valuation allowance	33.95	5.14

Effective income tax rate	0.00%	0.00%

ASC 740 provides guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2013 and 2012 the Company does not have a liability for unrecognized tax benefits.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

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

During the year ended December 31, 2013, the Company granted 120,000 warrants for board services. The Company has valued the warrants for services using the Black Scholes Option Pricing Model, at $27,060.

During the year ended December 31, 2013, the Company granted 60,000 employee stock options and has valued the stock options using the Black Scholes Option Pricing Model, at $7,200.

During the year ended December 31, 2013, the Company granted 2,336,000 warrants for $2,336,000 in capital contributions through Navitus Partners, LLC.

During the year ended December 31, 2012, the Company granted 2,044,591 warrants for board services and consulting services valued with the Black Scholes pricing model at $496,979.

Note 8 – Warrants for Stock

At December 31, 2013 and 2012 warrants outstanding for common stock of the Company were as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance at January 1, 2013	2,695,386	$1.15
Granted	2,516,000	.28
Exercised	-	-
Cancelled	(130,000)	.83
Balance at December 31, 2013	5,081,386	$.76

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance at January 1, 2012	603,145	$3.26
Granted	2,115,691	0.52
Exercised	(20,300)	0.25
Cancelled	(3,150)	0.50
Balance at December 31, 2012	2,695,386	$1.15

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$12.50 – $17.50	125,245	$13.03	7.6	125,245	$13.03
$0.16 – $2.50	4,956,141	$0.43	2.9	4,956,141	$0.43
	5,081,386			5,081,386

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$12.50 – $17.50	125,245	$13.03	8.6	125,245	$13.03
$0.25 – $2.50	2,499,041	$0.56	4.2	2,499,041	$0.56
	2,624,286			2,624,286

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	2013	2012
Risk free interest rates	0.76% – 0.92%	0.62% – 1.04%
Expected life	5 years	5 years
Estimated volatility	793.4% – 866.2%	514.9% – 577.0%
Dividend yield	0%	0%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected term of these warrants is likely to differ materially from historical volatility. The expected term is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities.

At December 31, 2013 and 2012 the aggregate intrinsic value of the warrants outstanding and exercisable was $17,850 and $43,515, respectively. The intrinsic value of a warrant is the amount by which the market value of the underlying warrant exercise price exceeds the market price of the stock at December 31 of each year.

Note 9 – Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the year ended December 31, 2013. All options issued were non-qualified stock options. All options have been restated for the 1:50 reverse stock split on January 12, 2012.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options Exercisable	Weighted Average Fair Value At Date of Grant
Outstanding at December 31, 2011	180,000	$0.83	$147,000	80,000

Granted at Fair Value	130,000	$0.84		45,000	$1.32
Exercised	-	-
Cancelled	90,000	$0.83		-
Outstanding at December 31, 2012	220,000	$0.84	$0	125,000

Granted at Fair Value	60,000	$0.25		60,000
Exercised	-	-
Cancelled	130,000	$0.25		(35,000)
Outstanding at December 31, 2013	150,000	$0.25	$0	150,000

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2013. If the exercise price exceeds the market value, there is no intrinsic value.

The fair value of the stock option grants are amortized over the respective vesting period using the straight-line method and assuming no forfeitures and cancelations.

Compensation expense related to stock options included in Exploration Expense and General and Administrative Expense in the accompanying consolidated statements of operations for the years ended December 31, 2013 and December 31, 2012, was $52,106, and $191,719, respectively.

Stock options are granted at the fair market value of the Company’s common stock on the date of grant. Options granted to officers and other employees vest immediately or over 24 months as provided in the option at the date of grant.

The fair value of each option granted in 2013 and 2012 was estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to compute the weighted average fair value of options granted during the periods presented.

	2013	2012
Expected term of option	5 years	0 to 6 years
Risk free interest rates	0.8%	0.8%
Estimated volatility	817.6%	541.9 – 585.0%
Dividend yield	0.0%	0.0%

The following table summarizes information about stock options outstanding at December 31, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value (1)
$0.35 – 1.00	150,000	3.6	$0.64	$0	150,000	$0.64	$0

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2013. If the exercise price exceeds the market value, there is no intrinsic value.

The following table summarizes information about options outstanding at December 31, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value

$0.50 – $1.00	220,000	4.1	$0.84	$0	164,378	$0.78	$0

A summary of the Company’s non-vested stock options at December 31, 2013 and December 31, 2012 and changes during the years are presented below.

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2012	55,622	$.25
Granted	60,000	$.35
Vested	14,378	$.25
Forfeited	(130,000)	$.25
Non-Vested at December 31, 2013	0	$.25

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2011	100,000	$1.35
Granted	85,000	$1.36
Vested	(69,378)	$1.26
Forfeited	(60,000)	$1.65
Non-Vested at December 31, 2012	55,622	$1.15

Note 10 – Commitments and Contingencies

Leases

Rent expense for the years ended December 31, 2013 and 2012 was $27,750 and $23,570, respectively. Future annual minimum payments under non-cancellable operating leases are $13,500 and $0 for the years ending December 31, 2014 and 2015, respectively.

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

On December 9, 2010, Victory was granted an interlocutory Default Judgment against Defendants Jim Dial, 1st Texas Natural Gas Company, Inc., Universal Energy Resources, Inc., Grifco International, Inc., and Precision Drilling & Exploration, Inc. The total judgment amounted to $17.2 million. No amounts have been recorded for this matter as of December 31, 2013.

Recently Victory has added additional parties to this lawsuit. Discovery is ongoing in this case and no trial date has been set at this time.

Victory believes that it will be victorious against all the remaining Defendants in this case.

On October 20, 2011, Defendant Remuda filed a Motion to Consolidate and a Counterclaim against Victory. Remuda is seeking to consolidate this case with two other cases in which Remuda is the named Defendant. An objection to this motion was filed and the cases have not been consolidated. Additionally, we do not believe that the counterclaim made by Remuda has any legal merit.

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

Cause No. D-1-GN-13-00044; Aurora Energy Partners and Victory Energy Corporation v. Crooked Oaks; In the 261st District Court of Travis County, Texas.

The Company has yet to collect an installment balance of $200,000 for the sale of its Jones County, Texas oil and gas interests in May of 2012. The Company believes it will ultimately recover this receivable balance, but has provided an allowance for the entire $200,000 balance, and has not included it in the net accounts receivable balance of the Company’s 2013 and 2012 consolidated financial statements.

Note 11 – Related Party Transactions

During the year ended December 31, 2013 and 2012, we incurred a total of $19,900 and $153,355, respectively, of accounting services with Miranda & Associates, a Professional Accountancy Corporation (“Miranda”). As of December 31, 2013 and 2012, Miranda was owed $6,000 and $825, respectively, for these professional services. One of our directors, Robert J. Miranda, is the managing director of Miranda.

During the year ended December 31, 2013 we incurred a total of $206,456 and $198,009 in legal fees with The McCall Firm. David McCall, our general counsel and a director, is a partner in The McCall Firm. The fees are attributable to litigation involving the Company’s oil and natural gas operations in Texas. As of December 31, 2013, the Company owed The McCall Firm approximately $9,047 for these professional services.

During the year ended December 31, 2013 we incurred a total of $3,495 in consulting fees with Patrick Barry, for which the full amount is owed as of December 31, 2013.

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

On January 7, 2011, the Company entered into an Employment Agreement with Stanley Lindsey, wherein he agreed to serve as Vice President of Exploration and Development of the Company. The term of the agreement began on January 10, 2011 and provided Mr. Lindsey a base annual salary of $180,000 per year and participation in the Company’s employee benefit plans made available to its executive officers generally. As of April 15, 2013, Stan Lindsey is no longer employed by the Company.

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

Results of operations from oil and natural gas producing activities (Successful Efforts Method)

The Company’s oil and natural gas properties are located within the United States. The Company currently has no operations in foreign jurisdictions. Results of operations from oil and natural gas producing activities are summarized below for the years ended December 31:

	Years Ended December 31,
	2013	2012
Revenues	$735,413	$326,384

Costs incurred:
Dry hole costs	93,295	54,678
Exploration costs	18,828	266,514
Lease operating costs and production taxes	247,350	150,780
Impairment of oil and natural gas reserves	640,583	344,353
Depletion, depreciation and accretion	378,398	58,174
Totals, costs incurred	1,378,454	874,499

Pre-tax income (loss) from producing activities	(643,041)	(548,115)
Results of oil and natural gas producing activities (excluding overhead, income taxes, and interest costs)	$(643,041)	$(548,115)

Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below for the years ended December 31:

	Years ended December 31,
	2013	2012
Property acquisition and developmental costs:
Development	$2,196,482	$337,841
Undrilled leaseholds	81,550	675,058
Asset retirement obligations	8,930	7,002

Totals costs incurred	$2,286,962	$1,019,901

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

Proved oil and natural gas reserve quantities at December 31, 2013 and 2012 and the related discounted future net cash flows are based on estimates prepared by independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

Standardized measure

The Company’s proved oil and natural gas reserves for the years ended December 31, 2013 and December 31, 2012 are shown below:

	Years Ended December 31,
	2013	2012
Natural gas:

Proved developed and undeveloped reserves (mcf):	-	-
Beginning of year	679,410	691,100
Purchase (sale) of natural gas properties in place	(6,004)	-
Discoveries and extensions	66,680	7,900
Revisions	27,937	41,992
Production	(44,833)	(61,582)
Proved reserves, at end of year	723,190	679,410

	Years Ended December 31,
	2013	2012
Oil:

Proved developed and undeveloped reserves (bbl):	-	-
Beginning of year	24,290	8,040
Purchase (sale) of oil producing properties in place	(2,430)	(480)
Discoveries and extensions	30,550	10,880
Revisions	2,420	7,509
Production	(5,810)	(1,659)
Proved reserves, at end of year	49,020	24,290

	Years Ended December 31,
	2013	2012
Future cash inflows	$8,174,120	$5,167,850
Future costs:
Production	(3,387,700)	(1,640,960)
Development	(555,650)	(184,280)

Future cash flows	4,230,770	3,342,610
10% annual discount for estimated timing of cash flow	(1,808,670)	(1,597,290)

Standardized measure of discounted cash flow (a)	$2,422,100	$1,745,320

(a)
Includes $1,211,050 and $872,660 for the twelve months ended December 31, 2013 and 2012, respectively of discounted cash flows attributable to a consolidated subsidiary in which there is a 50% non-controlling interest.

Using the SEC adjusted guidelines in place for 2013, the gas and oil prices for this analysis were set at the average price received on the “first-day-of-the-month” for 2013, for appropriate differentials. The “benchmark” prices are $94.71 per barrel and $2.76 per MMBTU. The average quarterly product prices for natural gas revenue for 2012 were $5.73/MCF. The average quarterly product price for oil revenue for 2012 ranged from $87.30 to $95.30 per bbl (barrel).

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

Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31 is summarized below:

	2013	2012
Increase (decrease)
Sale of gas and oil, net of operating expenses	$(473,159)	$(175,604)
Discoveries, extensions and improved recovery, net of future production and development costs	888,160	244,134
Accretion of discount	261,779	319,350
Net increase (decrease)	676,780	387,880
Standardized measure of discounted future cash flows:
Beginning of the year	1,745,320	1,357,440
Before Income Taxes	2,422,100	1,745,320
Income Taxes	(823,500)	(601,133)
End of the year	$1,598,600	$1,144,187

(a)
Includes $799,300 and $572,094 for the twelve months ended December 31, 2013 and 2012, respectively of reserves attributable to a consolidated subsidiary in which there is a 50% non-controlling interest.

Note 13 – Subsequent Events

Subsequent to December 31, 2013, Aurora has raised capital contributions of $320,000 through the end of March 31, 2014. It is anticipated that the majority of these funds will continue to be applied in the development of wells. On February 24, 2014 the partnership closed a $26.4 million credit facility with Texas Capital Bank of Dallas, Texas. The credit facility includes a $1.4 million operating base and a $25 million acquisition base.