Form 10-K/A
period 2013-12-31
VICTORY ENERGY CORP
filed 2014-04-21
CIK 700764

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

Explanatory Note

The purpose of this Amendment No. 1 to Victory Energy Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 14, 2014 (the “Form 10-K”), is solely to (i) make certain revisions to correct certain non-material omissions in Item 11 (Executive Compensation), (ii) make certain revisions to correct certain errors in the index to exhibits in Item 15, (iii) add the date, which was inadvertently omitted, to the Consent of Marcum LLP, which is being refiled as Exhibit 23.1, (iv) make a non-material revision to the notes to the consolidated financial statements of the  Company for the year ended December 31, 2012, as well as a corresponding revision to the Extensible Business Reporting Language,  and (v) add Exhibit 10.10, Exhibit 23.2 and Exhibit 23.3 that were inadvertently omitted from the Form 10-K. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A-1.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K, other than as specifically mentioned above.

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

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned during the last two fiscal years by our Chief Executive Officer, our only executive officer during the year ended December 31, 2013 (the “ Named Executive Officer ”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Warrant/Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kenneth Hill—President and	2013	180,000	—	—	5,412	—	—	185,412
Chief Executive Officer	2012	180,000	—	—	55,260	—	—	235,260

(1)
These amounts shown represent the aggregate grant date fair value for stock awards, options and warrants granted to the Named Executive Officer computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in “Note 7 – Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with on November 12, 2013. All outstanding stock awards were cancelled as of the Emergence Date.

Narrative Disclosure to Summary Compensation Table

The Company has not historically adopted any formal policies or procedures regarding executive compensation. Instead, compensation decisions are made in accordance with the terms of employment agreements with the Company’s executive officers, or on an ad hoc basis and at the discretion of the Board. The Company has entered into an employment agreement with the Named Executive Officer.

The following details the terms of this employment agreement.

On January 7, 2011, the Company entered into an Employment Agreement with Kenneth Hill, wherein Mr. Hill agreed to serve as Vice President and Chief Operating Officer of the Company. The term of the agreement began on January 10, 2011, and will end upon notice by either party. Mr. Hill will receive a base annual salary of $180,000 per year and he will participate in the Company’s employee benefit plans made available to its executive officers generally.

Potential Payments upon Termination or Change in Control

The Named Executive Officer is not entitled to any payments upon his termination or upon a change in control.

Director Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2013, other than a director who also served as a named executive officer. Our directors who are not executive officers did not receive any cash compensation for serving on our Board. We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Each director is paid for his or her director services in the form of 6,000 warrants granted monthly for each month of service. These five (5) year warrants are exercisable into common stock at an exercise price $0.01, and vest immediately upon issuance.

	Fees Earned or Paid in Cash	Stock Awards	Warrant/Option Awards	Total
Name	($)	($)(1)	($)(1)	($)
Ronald Zamber	—	—	5,412	5,412
Robert Grenley	—	—	5,412	5,412
David McCall	—	—	5,412	5,412
Robert Miranda (2)	—	—	5,412	5,412
Patrick Barry	—	—	912	912

(1)   These amounts shown represent the aggregate grant date fair value for stock awards, options and warrants granted to the directors computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in “Note 7 – Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with on November 12, 2013. All outstanding stock awards were cancelled as of the Emergence Date.

(2)   Mr. Miranda resigned from the board of directors and as Board Chairman, effective October 21, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officer as of December 31, 2013.

	OPTION AWARDS					STOCK AWARDS
Name Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Warrant/ Option Exercise Price ($)	Warrant/ Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kenneth Hill President and Chief Executive Officer	90,000	—	—	$.50-$1.00	12/31/16	—	—	—	—

Narrative Disclosure of Compensation Policies and Practices as Related to Risk Management

In accordance with the requirements of Regulation S-K, Item 402(s), to the extent that risks may arise from our compensation policies and practices that are reasonably likely to have a material adverse effect on us, we are required to discuss those policies and practices for compensating our employees (including employees that are not named executive officers) as they relate to our risk management practices and the possibility of incentivizing risk-taking. We have determined that the compensation policies and practices established with respect to our employees are not reasonably likely to have a material adverse effect on us and, therefore, no such disclosure is necessary.

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

10.10
Credit Agreement dated as of February 20, 2014 between Aurora Energy Partners and Texas Capital Bank, National Association. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2014.

23.1	Consent of Marcum LLP

23.2	Consent of Weaver & Tidwell LLP

23.3	Consent of Independent Petroleum Engineer and Geologists

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kenneth Hill

31.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth Hill

32	Section 1350 Certification of Kenneth Hill

99.1	Oil and natural gas Reserves Report prepared by Cambrian Management, Ltd. dated March 19, 2014

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 21st day of April, 2014.

VICTORY ENERGY CORPORATION

By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Hill	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	April 21, 2014
Kenneth Hill

/s/ Luther D. Poehlmann	Controller	April 21, 2014
Luther D. Poehlmann

/s/ RonaldW. Zamber	Director	April 21, 2014
Ronald W. Zambler

/s/ David B. McCall	Director	April 21, 2014
David B. McCall

/s/ Patrick Barry	Director	April 21, 2014
Patrick Barry

/s/ Robert Grenley	Director	April 21, 2014
Robert Grenley

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
Austin, Texas

We have audited the accompanying consolidated balance sheet of Victory Energy Corporation (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Reclassifications:

Certain reclassifications have been made between common stock and additional paid-in capital on the December 31, 2012 Consolidated Balance Sheet to conform to the presentation on the current period Consolidated Balance Sheet and reflect the 50:1 reverse stock split. These reclassifications had no impact on the net income for the year ended December 31, 2012 or total stockholder’s equity at December 31, 2012.

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