Form 10-Q
period 2014-03-31
VICTORY ENERGY CORP
filed 2014-05-14
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, there were 27,563,619 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Cautionary Notice Regarding Forward Looking Statements

The terms “Victory,” “Company,” “we,” “our,” and “us,” refer to Victory Energy Corporation and its consolidated subsidiaries unless the context suggests otherwise.

Victory Energy Corporation desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q contains a number of forward-looking statements that reflect management's current views and expectations with respect to business, strategies, future results and events and financial performance. All statements made in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Quarterly Report on Form 10-Q. Victory Energy Corporation’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. It is not possible to identify all of these risks, uncertainties or assumptions. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	continued operating losses;
•	our ability to continue as a going concern;
•	difficulties in raising additional capital;
•	our inability to pay a preferred return to The Navitus Energy Group for new capital contributions to Aurora Energy Partners;
•	challenges in growing our business;
•	designation of our common stock as a “penny stock” under SEC regulations;
•	FINRA requirements that may limit the ability to buy and sell our common stock;
•	illiquidity and price volatility of our common stock;
•	the highly speculative nature of an investment in our common stock;
•	climate change and greenhouse gas regulations;
•	global economic conditions;
•	the substantial amount of capital required by our operations;
•	the volatility of oil and natural gas prices;
•	the high level of risk associated with drilling for and producing oil and natural gas;
•	the accuracy of assumptions associated with reserve estimates;
•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;
•	potential exploration, production and acquisitions may not maintain revenue levels in the future;

•	future acquisitions may yield revenues or production that differ significantly from our projections;
•	difficulties associated with managing a growing enterprise;
•	strong competition from other oil and natural gas companies;
•	the unavailability or high cost of drilling rigs and related equipment;
•	our inability to control properties that we do not operate;
•	our dependence on key management personnel and technical experts;
•	our dependence on third parties for the marketing of our natural gas production;
•	our inability to keep pace with technological advancements in our industry;
•	the potential for write-downs in the carrying values of our oil and natural gas properties;
•	our compliance with complex laws governing our business;
•	our failure to comply with environmental laws and regulations;
•	the demand for oil and natural gas and our ability to transport our production;
•	the financial condition of the operators of the properties in which we own an interest;
•	our levels of insurance or those of our operators may be insufficient;
•	terrorist attacks on our operations;
•	the dilutive effect of additional issuances of our common stock, options or warrants;
•	any impairments of our oil and gas properties;
•	the results of pending litigation; and
•	the dissolution of the Aurora Energy Partners agreement.

Additionally, the information set forth under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2013, as well as disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report on Form 10-Q could cause actual results to differ materially from those in the forward-looking statements. Other unpredictable or unknown factors not discussed in this Quarterly Report on Form 10-Q and other documents filed with the SEC could also cause actual results to differ materially from those in the forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Unless legally required, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2014	December 31, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$198,510	$20,858
Accounts receivable - less allowance for doubtful accounts of $200,000, and $200,000 for March 31, 2014 and December 31, 2013, respectively	80,670	116,542
Accounts receivable - affiliate	72,471	68,571
Prepaid expenses	111,201	38,663
Total current assets	462,852	244,634

Fixed Assets
Furniture and equipment	43,173	43,173
Accumulated depreciation	(13,117)	(11,597)
Total furniture and fixtures, net	30,056	31,576

Oil gas properties, net of impairment (successful efforts method)	4,203,767	3,715,648
Accumulated depletion, depreciation and amortization	(1,594,347)	(1,517,836)
Total oil and gas properties, net	2,609,420	2,197,812

Other Assets
Deferred debt financing costs	118,501	-

Total Assets	$3,220,829	$2,474,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$368,091	$351,435
Accrued liabilities	195,594	196,913
Accrued liabilities - related parties	3,193	18,542
Liability for unauthorized preferred stock issued	9,283	9,283
Total current liabilities	576,161	576,173

Other Liabilities
Asset retirement obligations	56,921	51,954
Long term note payable	868,000	-
Total long term liabilities	924,921	51,954

Total liabilities	1,501,082	628,127

Stockholders' Equity
Common stock, $0.001 par value, 47,500,000 shares authorized, 27,563,619 shares and 27,563,619 shares issued and outstanding for March 31, 2014 and December 31, 2013, respectively	27,564	27,564
Additional paid-in capital	34,404,239	34,404,239
Accumulated deficit	(37,337,197)	(36,901,894)
Total Victory Energy Corporation stockholders' deficit	(2,905,394)	(2,470,091)
Non-controlling interest	4,625,141	4,315,986
Total stockholders' equity	1,719,747	1,845,895

Total Liabilities and Stockholders' Equity	$3,220,829	$2,474,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

REVENUE	$194,983	$93,768

COSTS AND EXPENSES
Lease operating expenses	61,669	23,590
Production taxes	10,135	8,948
Dry hole costs	-	3,610
Exploration	4,495	13,158
General and administrative expense	481,915	478,796
Depletion, depreciation, and amortization	78,031	18,575
Total expenses	636,245	546,677

LOSS FROM OPERATIONS	(441,262)	(452,909)

OTHER INCOME AND (EXPENSE)
Interest expense	(8,785)	(445)
Management Fee	3,899	-
Total other income and (expense)	(4,886)	(445)

LOSS BEFORE TAX BENEFIT	(446,148)	(453,354)

TAX BENEFIT	-	-

NET LOSS	(446,148)	(453,354)
Less: net loss attributable to non-controlling interest	(10,845)	(38,976)
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(435,303)	$(414,378)

Weighted average shares, basic and diluted	27,563,619	27,563,619
Net loss per share, basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(446,148)	$(453,354)
Adjustments to reconcile net loss from operations to
net cash used in operating activities
Accretion of asset retirement obligation	1,395	998
Amortization of debt financing costs	3,968	-
Depletion, depreciation, and amortization	78,031	18,575
Stock based compensation	-	22,281
Warrants for services	-	9,000
Change in operating assets and liabilities
Accounts receivable	35,872	82,986
Accounts receivable – related parties	(3,900)	(33,750)
Prepaid expense	(72,538)	(30,932)
Accounts payable	16,656	201,646
Accrued liabilities	(1,319)	(64,718)
Accrued interest	-	(25,639)
Accrued liabilities–related parties	(15,349)	21,645
Net cash used in operating activities	(403,332)	(251,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and completion costs	(461,970)	(826,278)
Farm out of leaseholds		160,000
Renewal of leaseholds	(22,577)	-
Net cash used in investing activities	(484,547)	(666,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	320,000	784,000
Debt financing costs	(122,469)	-
Proceeds from issuance of note payable	868,000	-
Net cash provided by financing activities	1,065,531	784,000

Net change in cash and cash equivalents	177,652	(133,540)

Beginning cash and cash equivalents	20,858	158,165

Ending cash and cash equivalents	$198,510	$24,625

Supplement disclosures of non-cash information:
Liability incurred for asset retirement obligation	$3,955	$4,469

The accompanying notes are an integral part to these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Victory is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners, a Texas General Partnership (“Aurora”). Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 27,563,619 shares of common stock outstanding as of March 31, 2014. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, TX 78746.

A summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements is set forth below.

Basis of Presentation and Consolidation:

Victory is the managing partner of Aurora, and holds a 50% partnership interest in Aurora. Aurora, the subsidiary, is consolidated with Victory for financial statement purposes, as the terms of the partnership agreement that governs the operations of Aurora, gives Victory effective control of the partnership. The condensed consolidated financial statements include the accounts of Victory and the accounts of Aurora. The Company’s management, in considering accounting policies pertaining to consolidation, has reviewed the relevant accounting literature. The Company follows that literature, in assessing whether the rights of the non-controlling interests should overcome the presumption of consolidation when a majority voting, or controlling interest in its investee “is a matter of judgment that depends on facts and circumstances.” In applying the circumstances and contractual provisions of the partnership agreement, management determined that the non-controlling rights do not, individually or in the aggregate, provide for the non-controlling interest to “effectively participate in significant decisions that would be expected to be made in the ordinary course of business.” The rights of the non-controlling interest are protective in nature. All intercompany balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2014, for the three month period ended March 31, 2014 and 2013, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of Victory and Aurora (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been included.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 filed with the SEC on April 21, 2014.

Non-controlling Interests:

The Navitus Energy Group, a Texas General Partnership (“Navitus”) is a partner with Victory in Aurora. Victory and Aurora each own a 50% interest in Aurora. Victory is the Managing Partner and has contractual authority to manage the business affairs of Aurora. Navitus currently has four partners. They are James Capital Consulting, LLC ("JCC"), James Capital Energy, LLC ("JCE"), Rodinia Partners, LLC and Navitus Partners, LLC. Although Navitus has been in place since January 2008, its members and other elements have changed since that time.

The non-controlling interest in Aurora is held by Navitus. As of March 31, 2014, $4,625,141 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with losses attributable to non-controlling interests of $10,845 and $38,976 for the three months ended March 31, 2014 and 2013, respectively. As of December 31, 2013, $4,315,986 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with losses attributable to the non-controlling interests of $429,511 for the year ended December 31, 2013.

Use of Estimates:

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion, and amortization (“DD&A”) expense, property costs, estimated future net cash flows from proved reserves, cost to abandon oil and natural gas properties, taxes, accruals of capitalized costs, operating costs and production revenue, capitalized general and administrative costs and interest, insurance recoveries, effectiveness and estimated fair value of derivative positions, the purchase price allocation on properties acquired, various common stock, warrants and option transactions, and contingencies.

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

The Company recognized no impairment expense for the three months ended March 31, 2014 and 2013, respectively.

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

Asset Retirement Obligations:

U.S. GAAP requires us to record our estimate of the fair value of liabilities related to future asset retirement obligations (“ARO”) in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and natural gas property’s useful life. The application of this rule requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. U.S. GAAP requires that our estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended March 31, 2014 and the twelve months ended December 31, 2013.

	March 31, 2014	December 31, 2013
Asset retirement obligation at beginning of period	$51,954	$39,905
Liabilities incurred	3,955	8,930
Revisions to previous estimates	(383)	-
Accretion expense	1,395	3,119
Asset retirement obligation at end of period	$56,921	$51,954

Cash and Cash Equivalents:

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at March 31, 2014 and December 31, 2013, respectively.

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

The Company recognized warrants granted to directors for services of $0 and $9,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company recognized stock-based compensation expense from stock options granted to officers and employees of the company of $0 and $22,281 for the three months ended March 31, 2014 and 2013, respectively.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the condensed consolidated financial statements, the Company has incurred a net loss of $435,303 for the three months ended March 31, 2014.

The proceeds from the sale and conversion to stock of the Company’s 10% Senior Secured Convertible Debentures in 2012 and new contributions to the Aurora partnership by Navitus have allowed the Company to continue operations and invest in new oil and natural gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. For the three months ended March 31, 2014, the Company has invested a net of $484,547 in leases, drilling and completion costs.

The Company remains in active discussions with Navitus and others related to longer term financing required for our capital expenditures planned for 2014. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows. The Company, through Aurora as borrower, entered a $25 million credit facility with Texas Capital Bank, National Association on February 20, 2014. See Note 4 “Revolving Credit Agreement”.

The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 – Navitus Energy Group Funding, Tracking and Accrual

Under terms of the Second Amended Partnership Agreement of Aurora, Navitus earns a net profits interest respective to its 50% partnership interest. Any distributions of the net profits interest to partners are at the discretion of Victory, as managing partner, together with 100% of the partnership interests. The accumulated net deficits of Navitus, along with historical contributions, net of distributions, are reported as non-controlling interests in the equity section of the condensed consolidated financial statements.

10% Preferred Distributions

Under the terms of the Second Amended Aurora Partnership Agreement of Aurora, Navitus Partners, LLC, the fourth partner of the partnership, admitted under the Navitus Private Placement Memorandum (Navitus PPM), earns a preferred distribution of 10% based upon capital contributions to Aurora used by Victory to acquire or develop oil and gas prospects or related enterprises on behalf of Aurora. The preferred distribution is in addition to and does not reduce any net profits interest. Since August 23, 2012, preferred distributions rights total $354,544 ($25,639 attributable to 2012 and $241,784 attributable 2013, and $87,121 attributable to the three months ended March 31, 2014). Victory, as managing partner, may, in its sole discretion, choose to distribute all or a portion of the preferred returns, or, apply these funds to other partnership purposes. Navitus Partners, LLC, a partner in Navitus also receives warrants for Victory’s common stock, allocated as 50,000 warrants for every Unit purchased under the Navitus PPM (equivalent of 1 warrant for every $1.00 invested), exercisable under the terms of the Second Amended Partnership Agreement of Aurora and the Navitus PPM. Since August 23, 2012, $3,745,900 of capital contributions have resulted in issuance of 3,745,900 common stock warrants (1,089,900 in 2012 and 2,336,000 in 2013 and 320,000 for the three months ended March 31, 2014).

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following:

	March 31, 2014	December 31, 2013
Total oil and natural gas properties, at cost	$8,529,552	$8,041,433
Less: accumulated impairment	(4,325,785)	(4,325,785)
Oil and natural gas properties, net impairment	4,203.767	3,715,648
Less: accumulated depletion	(1,594,347)	(1,517,836)
Oil and natural gas properties, net	$2,609,420	$2,197,812

Depletion, depreciation, and amortization expense for the three months ended March 31, 2014 and 2013 was $78,031 and $18,575, respectively.

Note 4 – Revolving Credit Agreement

On February 20, 2014, Aurora, as borrower, entered a $25 million revolving credit facility (the “Credit Agreement”) with Texas Capital Bank (“the Lender”). Guarantors on the credit facility are Victory and Navitus, the two partners of Aurora. Pursuant to the Credit Agreement, the Lender agreed to extend credit to Aurora in the form of (a) one or more revolving credit loans (each such loan, a “Loan”) and (b) the issuance of standby letters of credit, of up to an aggregate principal amount at any one time not to exceed the lesser of (i) $25,000,000 or (ii) the borrowing base in effect from time to time (the “Commitment”). The initial borrowing base on February 20, 2014 was set at $1,450,000. The borrowing base is determined by the Lender, in its sole discretion, based on customary lending practices, review of the oil and gas properties included in the borrowing base, financial review of Aurora, the Company and Navitus and such other factors as may be deemed relevant. The borrowing base is redetermined (i) on or about March 31 of each year based on the previous December 31 reserve report prepared by an independent reserve engineer, and (ii) on or about August 31 of each year based on the previous June 30 reserve report prepared by Aurora’s internal reserve engineers or an independent reserve engineer and certified by an officer of Aurora. The Credit Agreement will mature on February 20, 2017. Amounts borrowed under the Credit Agreement will bear interest at rates equal to the lesser of (i) the maximum rate of interest which may be charged or received by the Lender in accordance with applicable Texas law and (ii) the interest rate per annum publicly announced from time to time by the Lender as the prime rate in effect at its principal office plus the applicable margin. The applicable margin is, (i) with respect to Loans, one percent (1.00%) per annum, (ii) with respect to letter of credit fees, two percent (2.00%) per annum and (iii) with respect to commitment fees, one-half of one percent (0.50%) per annum. Loans made under the Credit Agreement are secured by (i) a first priority lien in the oil and gas properties of Aurora, the Company and Navitus, and (ii) a first priority security interest in substantially all of the assets of Aurora and its subsidiaries, if any, as well as in 100% of the partnership interests in Aurora held by the Company and Navitus. Loans made under the Credit Agreement to Aurora are fully guaranteed by the Company and Navitus.

The Credit Agreement contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens and transactions with affiliates. Among the covenants contained in the Credit Agreement are financial covenants that Aurora will maintain a minimum EBITDAX to Cash Interest Ratio of 3.5: 1.0 and a minimum Current Ratio of not less than 1.0: 1.0. The Current Ratio is defined under the covenants to include, as a current asset, the revolving credit availability. As of March 31, 2014, the unused borrowing base was $582,000. If an event of default exists under the Credit Agreement, the Lender will be able to accelerate the maturity of the borrowings and exercise other rights and remedies. During the first quarter ended March 31, 2014, Aurora drew $868,000 on the $1.45 million initial borrowing base, with a balance outstanding of $868,000 owed as of the quarter’s end. Interest expense on this debt through March 31, 2014 is $4,816. As of March 31, 2014, Aurora was in compliance with all of its financial covenants under its revolving credit facility.

Note 5 – Related Party Transactions

The Company has an accounts receivable from Navitus of $72,471 and $68,571 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. The Company uses the legal services of one of its members of its Board of Directors in the ordinary course of the Company’s business. Accrued liabilities to related parties as of March 31, 2014 and the year ended December 31, 2013 were $3,193 and $18,542, respectively.

Note 6 – Shareholders Equity

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

During the three months ended March 31, 2014, and in consideration of capital contributions by Aurora of $320,000 pursuant to the Company’s capital contribution agreement with Aurora, the Company issued 320,000 warrants to Navitus with an exercise price ranging from $0.14 - $0.35. The warrants vest immediately and the Company has valued the warrants using the Black Scholes Option Pricing Model, at $77,300.

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

Plaintiff Oz Gas Corporation sued Victory and other parties for bad faith trespass, among other claims, regarding the drilling of two wells on lands that Oz (“OZ”) claims title to. Victory has a 50% interest in one of the named wells involved in this lawsuit (that being well 155-2 on the Adams Baggett Ranch in Crockett County, Texas). The lawsuit was originally filed against other parties in April 2008, and Victory intervened in the case on November 18, 2009 to protect its interest in the 155-2 well.

The case was tried on February 8th and 9th, 2012. The Court found in favor of Oz and rendered a trespass finding against Victory and the other defendants. This case has been appealed to the 8th Court of Appeals in El Paso, Texas, and has been fully briefed and submitted. Victory has no monetary liability beyond those funds that were held in the registry of the Court on the date of judgment.

Cause No. CV-47,230; James Capital Energy, LLC and Victory Energy Corporation v. Jim Dial, et al.; In the 142nd District Court of Midland County, Texas.

This lawsuit was filed in the 142nd District Court of Midland County, Texas on January 19, 2010 by James Capital Energy, LLC and Victory against numerous parties for fraud, fraudulent inducement, and negligent misrepresentation, breach of contract, breach of fiduciary duty, trespass, conversion and a few other related causes of action. This lawsuit stems from an investment made by Victory for the purchase of six wells on the Adams Baggett Ranch.

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

Cause No. 10-09-07213; Perry Howell, et al. v. Charles Gary Garlitz, et al.; In the 112th District Court of Crockett County, Texas.

The above referenced lawsuit was filed in the 112th District Court of Crockett County, Texas on September 6, 2010. This lawsuit alleges that Cambrian Management, Ltd. and Victory trespassed on lands owned by the plaintiffs named in the lawsuit in the drilling of the Adams-Baggett 115-8 well in Crockett County, Texas.

Discovery is ongoing in this case and Victory believes that the claims have no merit and that it will prevail.

Cause No. D-1-GN-13-00044; Aurora Energy Partners and Victory Energy Corporation v. Crooked Oaks; In the 261st District Court of Travis County, Texas.

The Company has yet to collect an installment balance of $200,000 for the sale of its Jones County, Texas oil and gas interests in May of 2012. The Company has provided for it as an allowance for doubtful accounts, and has not included it in the net accounts receivable balance of the Company’s condensed consolidated financial statements.

Note 8 – Subsequent Events

On May 8, 2014, the Company announced that it has agreed to purchase a 10% non-operated working interest in certain oil and gas properties located in the Permian Basin, known as "The Fairway Prospect", from a wholly-owned subsidiary of Target Energy Limited for a total cash consideration of approximately $6.0 million. The sale is subject to the prior approval of the holders of Target's 2014 Convertible Notes, the completion of due diligence and the entry into a Sale & Purchase Agreement to the satisfaction of both parties. The deal is expected to close on or before June 5, 2014, with an effective date of May 1, 2014. Target will remain as the largest interest‐holder in the “Fairway Prospect”, retaining a 50% working interest in all leases other than Wagga Wagga, in which it will retain a 35% working interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on 10-Q. Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations.

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

At the end of March 31, 2014, the Company held a working interest in 23 wells located in Texas and New Mexico, predominantly in the Permian Basin. During the first quarter of 2014, the Company participated in the completion of 2 (gross) and 0.25 (net working interest) wells, both of which were successfully completed.

Our primary business objective is to grow proved reserves through new drilling and grow the value of those reserves by focusing on oil. For 2014, we continue to achieve both a shift toward oil and increase in proved reserves through successful drilling. We also added properties large enough to offer new multi-well drilling opportunities in the future.

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

Going Concern

As presented in the condensed consolidated financial statements, the Company has incurred a net loss of $446,148 and $453,354 during the three months ended March 31, 2014 and 2013, respectively, and losses are expected to continue in the near term. The Company has been funding its operations through Aurora and from contributions made by its Navitus partners. Management anticipates that significant additional capital expenditures will be necessary to develop the Company’s oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

The accompanying condensed consolidated financial statements are prepared as if the Company will continue as a going concern. The condensed consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Our revenue, operating expenses, and net income for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 were as follows:

	Three Months Ended March 31,			Percentage Change
	2014	2013	Change	Inc (Dec)

REVENUE	$194,983	$93,768	$101,215	108%

COSTS AND EXPENSES
Lease operating expense	61,669	23,590	38,079	161%
Dry hole costs	-	3,610	(3,610)	n/a
Production Taxes	10,135	8,948	1,187	13%
Exploration	4,495	13,158	(8,663)	(66%)
General and administrative expense	481,915	478,796	3,119	1%
Depletion, depreciation and amortization	78,031	18,575	59,456	320%
Total expenses	636,245	546,677	89,568

LOSS FROM OPERATIONS	(441,262)	(452,909)	(11,647)	3%

OTHER INCOME AND EXPENSE
Interest expense	(8,785)	(445)	8,340	n/a
Management fee	3,899	-	3,899	n/a
Total other income and expense	(4,886)	(445)

LOSS BEFORE TAX BENEFIT	(446,148)	(453,354)

TAX BENEFIT	-	-

NET LOSS	(446,148)	(453,354)
Less: Net loss attributable to non-controlling interest	(10,845)	(38,976)
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(435,303)	$(414,378)

Revenues: All of our revenue was derived from the sale of oil and natural gas. Our revenues increased $101,215 or 108% to $194,983 for the three months ended March 31, 2014 from $93,768 for the three months ended March 31, 2013. Oil volumes continued to increase during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in production was primarily due to the development of the Lightin’ prospect with the Cotter and the McCauley leases.

Lease Operating Expenses: Our cost of production increased $38,079 or 161% to $61,669 for the three months ended March 31, 2014 from $23,590 for the three months ended March 31, 2013. The increase in lease operating expenses reflects an increase in the number of operating properties in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Production Taxes: Production taxes increased $1,187 or 13% to $10,135 for the three months ended March 31, 2014 from $8,948 for the three months ended March 31, 2013. This results primarily from the increase in production revenues for the three months ended March 31, 2014 compared to the same period in 2013. The increase is less than the total revenue increases, as more revenue was from oil as opposed to natural gas and natural gas is taxed at much higher rates than oil.

Exploration Expense: Exploration expense decreased $8,663 or 66% to $4,495 for the three months ended March 31, 2014 from $13,158 for the three months ended March 31, 2013. The change is not considered meaningful and simply reflects the timing of expenses for exploration activities.

General and Administrative Expense: General and administrative expenses increased $3,119 or 1% to $481,915 for the three months ended March 31, 2014 from $478,796 for the three months ended March 31, 2013. The change is not considered meaningful.

Depletion, Depreciation, and Amortization: Depletion, amortization, and depreciation increased $59,456 or 320% to $78,031 for the three months ended March 31, 2014 from $18,575 for the three months ended March 31, 2013. The increase reflects the increase in the amount of producing volumes during the respective time periods.

Impairment of Assets: During the three months ended March 31, 2014, and the three months ended March 31, 2013 the Company incurred no asset impairments.

Interest Income (Expense): Interest expense increased $8,340 for the three months ended March 31, 2014 from $445 for the three months ended March 31, 2013. This primarily represents banking activity in conjunction with Victory’s entry into its credit facility. Management fee income increased $3,899 or 100% for the three months ended March 31, 2013. Victory charges a 2% management fee (2% of gross revenues) to Navitus.

Income Taxes: There is no provision for income tax recorded for either the three months ended March 31, 2014 or for the three months ended March 31, 2013 due to the expected operating losses of both years. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets for the periods ended March 31, 2014 and March 31, 2013. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss “NOL” carry forwards and will recognize a deferred tax asset at that time. Our NOL carry forwards generally begin to expire in 2025.

The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. Given the Company’s history of net operating losses, management has determined that it is more-likely-than-not the Company will not be able to realize the tax benefit of the NOL carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Net Loss: We had a net loss of $446,148 for the three months ended March 31, 2014 compared to a net loss of $453,354 for the three months ended March 31, 2013. This loss should be viewed in light of the income statement items discussed above.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2014 as compared to December 31, 2013, are as follows:

	March 31, 2014	December 31, 2013
Cash	$198,510	$20,858
Total current assets	462,852	244,634
Total assets	3,220,829	2,474,022
Total current liabilities	576,161	576,173
Total liabilities	1,501,082	628,127

At March 31, 2014, we had a working capital deficit of $113,309 compared to a working capital deficit of $331,539 at December 31, 2013. Current liabilities decreased to $576,161 at March 31, 2014 from $576,173 at December 31, 2013.

Net cash used in operating activities for the three months ended March 31, 2014 was $403,332 after the net loss of $446,148 was decreased by $83,394 in non-cash charges and offset by $40,578 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the three months ended March 31, 2013 of $251,262 after the net loss for that period of $453,354 was decreased by $50,854 in non-cash charges and changes by $151,238 to other assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2014 was $484,547 of which all was for leases, drilling, and related costs. This compares to $826,278 in drilling costs and $160,000 for farm out of leaseholds for the three months ended March 31, 2013.

Net cash provided by financing activities for the three months ended March 31, 2014 was $1,065,531 of which $320,000 was contributions from Navitus, $122,469 was the cost for debt financing, and $868,000 was bank financing. This compares to $784,000 of contributions for the three months ended March 31, 2013.

Item 3. Qualitative and Quantitative Discussions About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include market risk factors in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on April 21, 2014.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company's principal executive officer and principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures reflect a material weakness due to the size and nature of our Company.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. Based on this assessment, management identified the following material weakness that has caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

To address this material weakness, management performed additional analyses and other procedures to ensure that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of the litigation as reported in Item 3 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on April 21, 2014.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on April 21, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the three months ended March 31, 2014:

During the three months ended March 31, 2014, we issued warrants to purchase shares of common to stock at an exercise price ranging from $0.14 to $0.35 to Navitus in consideration of capital contributions by Aurora of $320,000 pursuant to the Company’s capital contribution agreement with Aurora.

Unless otherwise indicated, we relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D of the Act. We believe that each investor had adequate access to information about us through the investor’s relationship with us.

Dividends:

Our credit agreement with Texas Capital Bank includes certain restrictions on our ability to pay dividends or make other payments or distributions to the holders of our common stock.

Item 3. Default Upon Senior Securities

There is no information required to be reported under this Item.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no information required to be reported under this Item.

Item 6. Exhibits

(a) Exhibits

10.1
Credit Agreement dated as of February 20, 2014 by and between Aurora Energy Partners and Texas Capital Bank, National Association. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2014.

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

VICTORY ENERGY CORPORATION

Date: May 14, 2014	By:	/s/ KENNETH HILL
Kenneth Hill
Chief Executive Officer and Director