Form 10-Q
period 2014-06-30
VICTORY ENERGY CORP
filed 2014-08-19
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 18, 2014, there were 28,537,826 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2014

Cautionary Notice Regarding Forward Looking Statements

The terms “Victory,” “Company,” “we,” “our,” and “us,” refer to Victory Energy Corporation and its consolidated subsidiaries unless the context suggests otherwise. Victory’s asset interests are held through Aurora Energy Partners ("Aurora"), a Texas General Partnership, which Victory's controls as managing partner and consolidates as a subsidiary of Victory. Victory holds a 50% controlling partnership interest in Aurora.

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect management's current views and expectations with respect to business, strategies, future results and events and financial performance. All statements made in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. It is not possible to identify all of these risks, uncertainties or assumptions. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	continued operating losses;
•	our ability to continue as a going concern;
•	difficulties in raising additional capital;
•	our inability to pay a preferred return to The Navitus Energy Group for new capital contributions to Aurora Energy Partners;
•	challenges in growing our business;
•	designation of our common stock as a “penny stock” under Securities and Exchange Commission (the “SEC”) regulations;
•	FINRA requirements that may limit the ability to buy and sell our common stock;
•	illiquidity and price volatility of our common stock;
•	the highly speculative nature of an investment in our common stock;
•	climate change and greenhouse gas regulations;
•	global economic conditions;
•	the substantial amount of capital required by our operations;
•	the volatility of oil and natural gas prices;
•	the high level of risk associated with drilling for and producing oil and natural gas;
•	the accuracy of assumptions associated with reserve estimates;
•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;

•	potential exploration, production and acquisitions may not maintain revenue levels in the future;
•	our recent acquisition of additional oil and natural gas assets in the Permian Basin and other future acquisitions may yield revenues or production that differ significantly from our projections;
•
our ability to close on the final portion of our recently announced acquisition of additional oil and natural gas assets in the Permian Basin, integrate the assets with our operations and realize the anticipated benefits from the acquisition;

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

Additionally, the information set forth under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2013, as well as disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report on Form 10-Q and under the caption “Risk Factors”, in Item 1A of the Quarterly Report on Form 10-Q could cause actual results to differ materially from those in the forward-looking statements. Other unpredictable or unknown factors not discussed in this Quarterly Report on Form 10-Q and other documents filed with the SEC could also cause actual results to differ materially from those in the forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Unless legally required, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$1,224,482	$20,858
Accounts receivable - less allowance for doubtful accounts of $200,000, and $200,000 for June 30, 2014 and December 31, 2013, respectively	39,032	116,542
Accounts receivable - affiliates	154,358	68,571
Prepaid expenses	23,111	38,663
Total current assets	1,440,983	244,634

Fixed Assets
Furniture, equipment, and application software	46,883	43,173
Accumulated depreciation	(14,733)	(11,597)
Total furniture and fixtures, net	32,150	31,576

Oil gas properties (successful efforts method)	4,749,341	3,715,648
Accumulated depletion, depreciation and amortization	(1,309,763)	(1,517,836)
Total oil and gas properties, net	3,439,578	2,197,812

Other Assets
Deferred debt financing costs	108,295	-

Total Assets	$5,021,006	$2,474,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$196,703	$351,435
Accrued liabilities	197,114	196,913
Accrued liabilities - affiliates	60,932	18,542
Liability for unauthorized preferred stock issued	9,283	9,283
Total current liabilities	464,032	576,173

Other Liabilities
Asset retirement obligations	35,157	51,954
Long term note payable	800,000	-
Total long term liabilities	835,157	51,954

Total liabilities	1,299,189	628,127

Stockholders' Equity
Common stock, $0.001 par value, 47,500,000 shares authorized, 28,598,619 shares and 27,563,619 shares issued and outstanding for June 30, 2014 and December 31, 2013, respectively	28,599	27,564
Additional paid-in capital	34,795,356	34,404,239
Accumulated deficit	(37,065,008)	(36,901,894)
Total Victory Energy Corporation stockholders' deficit	(2,241,053)	(2,470,091)
Non-controlling interest	5,962,870	4,315,986
Total stockholders' equity	3,721,817	1,845,895

Total Liabilities and Stockholders' Equity	$5,021,006	$2,474,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

OIL AND GAS REVENUES	$237,977	$161,910	$432,960	$255,678

COSTS AND EXPENSES
Lease operating expenses	53,963	51,396	115,632	74,986
Production taxes	15,127	11,655	25,262	20,603
Dry hole costs	-	-	-	3,610
Exploration	19,677	2,419	24,172	15,577
General and administrative expense	981,713	421,647	1,463,628	900,443
Depletion, depreciation, and amortization	92,040	59,324	170,071	77,899
Total cost and expenses	1,162,520	546,441	1,798,765	1,093,118

INCOME (LOSS) FROM OPERATIONS	(924,543)	(384,531)	(1,365,805)	(837,440)

OTHER INCOME (EXPENSE):
Gain on sale of oil and gas properties	2,159,592	-	2,159,592	-
Management fee income	84,993	-	88,892	-
Amortization of debt financing costs and interest expense	(22,223)	(501)	(31,008)	(946)
Total net other income and expense	2,222,362	(501)	2,217,476	(946)

INCOME (LOSS) BEFORE TAX EXPENSE	1,297,819	(385,032)	851,671	(838,386)

TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	1,297,819	$(385,032)	$851,671	$(838,386)

Less: net income (loss) attributable to non-controlling interest	1,025,630	(73,313)	1,014,785	(112,289)
NET INCOME (LOSS) ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	272,189	$(311,719)	$(163,114)	$(726,097)

Weighted average shares
Basic	28,230,612	27,563,619	27,898,958	27,563,619
Diluted	28,835,476	27,563,619	27,898,958	27,563,619
Net income (loss) per share, basic and diluted
Basic	$0.01	$(0.01)	$(0.01)	$(0.03)
Diluted	$0.01	$(0.01)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$851,671	$(838,386)
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities
Amortization of debt financing costs	14,174
Accretion of asset retirement obligation	1,395	1,998
Gain from sale of oil and gas properties	(2,159,592)	-
Depletion, depreciation, and amortization	170,071	77,899
Stock based compensation	370,700	43,325
Warrants for services	-	16,500
Restricted stock in exchange for services	20,417	-
Change in operating assets and liabilities
Accounts receivable	77,510	17,234
Accounts receivable - affiliates	(85,787)	(22,500)
Prepaid expense	15,552	68,693
Accounts payable	(154,732)	254,882
Accrued liabilities	201	(42,294)
Accrued interest	-	(25,639)
Accrued liabilities – affiliates	42,390	37,885
Net cash used in operating activities	(836,030)	(410,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and completion costs	(772,801)	(1,335,922)
Acquisition of oil and gas properties	(2,491,888)	(81,550)
Proceeds from the sale of assets	4,021,000	-
Purchase of furniture and fixtures	(3,710)	-
Renewal of leaseholds	(22,577)	-
Sale-farm out of leaseholds	-	160,000
Net cash from (used in) in investing activities	730,024	(1,257,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	890,000	1,869,000
Non-controlling interest distributions	(257,901)	-
Debt financing costs	(122,469)	-
Proceeds from debt financing	1,233,000	-
Principal payments on debt financing	(433,000)	-
Net cash provided by financing activities	1,309,630	1,869,000

Net change in cash	$1,203,624	$201,125

Beginning cash	20,858	158,165

Ending cash	$1,224,482	$359,290

The accompanying notes are an integral part to these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Victory is an independent, growth oriented natural resources company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners, a Texas General Partnership (“Aurora”). Current operations are primarily located onshore in the State of Texas. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 28,598,619 shares of common stock outstanding as of June 30, 2014. The Company’s corporate headquarters are located at 3355 Bee Caves Road Suite 608, Austin, TX 78746.

A summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements is set forth below.

Basis of Presentation and Consolidation:

Victory is the managing partner of Aurora, and holds a 50% partnership interest in Aurora. Aurora, a subsidiary of the Company, is consolidated with Victory for financial statement purposes, as the terms of the partnership agreement that governs the operations of Aurora give Victory effective control of the partnership. The condensed consolidated financial statements include the accounts of Victory and the accounts of Aurora. The Company’s management, in considering accounting policies pertaining to consolidation, has reviewed the relevant accounting literature. The Company follows that literature, in assessing whether the rights of the non-controlling interests should overcome the presumption of consolidation when a majority voting or controlling interest in its investee “is a matter of judgment that depends on facts and circumstances.” In applying the circumstances and contractual provisions of the partnership agreement, management determined that the non-controlling rights do not, individually or in the aggregate, provide for the non-controlling interest to “effectively participate in significant decisions that would be expected to be made in the ordinary course of business.” The rights of the non-controlling interest are protective in nature. All intercompany balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2014, for three and six month periods ended June 30, 2014 and 2013, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of Victory and Aurora (hereinafter collectively referred to as the "Company" unless the context suggests otherwise) as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been included.

Operating results for the three months ended June 30, 2014 and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 filed with the SEC on April 21, 2014.

Non-controlling Interests:

The Navitus Energy Group, a Texas General Partnership (“Navitus”) is a partner with Victory in Aurora. Victory and Navitus each own a 50% partnership interest in Aurora. Victory is the Managing Partner and has contractual authority to manage the business affairs of Aurora.

The non-controlling interest in Aurora is held by Navitus. As of June 30, 2014, $5,962,870 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with income (losses) attributable to non-controlling interests of $1,025,630 and ($73,313) for the three months ended June 30, 2014 and 2013, respectively, and $1,014,785 and ($112,289) for the six months period ending June 30, 2014 and June 30, 2013, respectively. As of December 31, 2013, $4,315,986 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora.

Use of Estimates:

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion, and amortization (“DD&A”) expense, property costs, estimated future net cash flows from proved reserves, cost to abandon oil and natural gas properties, taxes, accruals of capitalized costs, operating costs and production revenue, general and administrative costs and interest, exploration expense, the purchase price allocation on properties acquired, various common stock, warrants and option transactions, and contingencies.

Oil and Natural Gas Properties:

We follow the successful efforts method of accounting for oil and natural gas properties. Under this method, all costs associated with property acquisitions, successful exploratory wells, all development wells, including dry hole development wells, and asset retirement obligation assets are capitalized. The cost of exploratory wells are initially capitalized pending determination of whether each well has resulted in the discovery of proved reserves. Oil and natural gas mineral leasehold costs are capitalized as incurred. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells, and oil and natural gas production costs. Capitalized costs of proved properties including associated salvage are depleted on a well-by-well or field-by-field (common reservoir) basis using the units-of-production method based upon proved producing oil and natural gas reserves. Unproved property costs are excluded from depletable cost base until the related properties are developed.

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

Asset Retirement Obligations:

The Company records the estimate of the fair value of liabilities related to future asset retirement obligations (“ARO”) in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and natural gas property’s useful life. The application of this rule requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital and required government regulations. U.S. GAAP requires that our estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.

Earnings per Share:

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees.

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

The realization of future tax benefits is dependent on our ability to generate taxable income within the carry forward period. Given the Company’s history of net operating losses, management has determined that it is likely that the Company will not be able to realize the tax benefit of the carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Accordingly, the Company has a full valuation allowance against its net deferred tax assets for the periods ended June 30, 2014 and June 30, 2013. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Stock Based Compensation:

The Company applies ASC 718, “Compensation-Stock Compensation” to account for its issuance of options and warrants to employees, directors, officers and Navitus investors. The standard requires all share-based payments, including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of options and warrants granted to employees, directors and officers is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of the Company’s stock price. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

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

The Company recognized stock-based directors fee and service incentive fee compensation expense from warrants granted to directors for services of $0 and $16,500 or the six months ended June 30, 2014 and 2013, respectively. The Company did, however, recognize stock-based director compensation of $286,075 for the three and six months ended June 30, 2014.

The Company recognized stock-based incentive compensation expense from stock options granted to officers and employees of the company of $84,625 and $21,044 for the three months ended June 30, 2014 and 2013, respectively, and $84,625 and $43,325 for the six months ended June 30, 2014 and 2013, respectively.

The Company also recognized stock-based general and administrative expense of $20,417 from stock issued to an investor relations management company during the three months ended June 30, 2014.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the condensed consolidated financial statements, the Company is reporting a net income of $272,189, and a net loss of ($311,719) for the three months ended June 30, 2014 and 2013, respectively, and net losses of ($163,114) and ($726,097) for the six months ended June 30, 2014 and 2013, respectively.

Proceeds from debt and new Navitus contributions to Aurora have allowed the Company to continue operations and invest in oil and natural gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled and or acquisitions are successfully completed and incremental production increases operating profit. For the three and six months ended June 30, 2014, the Company has invested $2,802,719 and $3,287,266, respectively, in leases, drilling and completion costs, and property acquisitions.

The Company remains in active discussions with Navitus and others related to longer term financing required for our capital expenditures planned for 2014. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows. The Company, through Aurora as borrower, entered a $25 million credit facility with Texas Capital Bank, National Association on February 20, 2014. See Note 6 “Revolving Credit Agreement”.

The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 – Acquisitions and Dispositions

Dispositions

On June 5, 2014, Aurora completed the sale of all of its interest in the Lightnin’ property for cash consideration of $4,021,000. The effective date for the transaction was April 1, 2014. Aurora held a 20% working and 15% net revenue interest in the Lightnin’ property operated by a third party. Estimated daily net production to Aurora’s interest was approximately 36 BOEPD (barrels of oil equivalent per day) at the time of the sale from the 3 producing wells. The Company recognized a gain on the sale of the Lightnin’ property of $2,159,592 in its consolidated statement of operations for the three and six months ended June 30, 2014. The pro -forma impact of the sale of this interest is summarized below for the six months ended June 30, 2014 and 2013, respectively.

Acquisitions

On June 30, 2014, Aurora completed the initial closing (the “First Closing”) of a purchase of a 10% working and 7.5% net revenue interest in the proved and unproved Permian Basin Fairway Operations from a third party (the “Fairway Seller”) for $2,491,888 in cash, subject to customary purchase price adjustments. On the First Closing, the Fairway Seller assigned certain of the assets in its Permian Basin Fairway Operation (the “First Closing Assets”) to Aurora. The second closing (the “Second Closing”) awaits curative title work and additional purchase price adjustments and is expected in - August 2014. On the Second Closing, the Fairway Seller will assign the remainder of its assets in its Permian Basin Fairway Operations to Aurora. The Effective Date for the transfer of all assets is May 1, 2014. The total estimated daily net production to the Company from the First Closing Assets at the time of sale was approximately 64 BOEPD. The acquisition of the First Closing Assets includes 7 producing wells and 4 wells completed and awaiting production start-up. The acquisition of the First Closing Assets includes approximately [40] additional drilling locations for future development. The impact of the Lightnin’ disposition and the acquisition of the First Closing Assets is summarized below:

2014 Continuing Operations	As Reported for the Six Months Ended June 30, 2014	Disposed Operations	Acquired Operations	Pro Forma For the Six Months Ended June 30, 2014

Oil and Gas Revenues	$432,690	$207,364	$1,365,769	$1,591,005
Income (Loss) from operations	$851,671	$156,241	$1,139,137	$1,834,567
Net Income (Loss)	$851,671	$156,241	$1,139,137	$1,834,567
Net Income (Loss) attributable to Victory	$(163,114)	$78,121	$569,568	$328,333
Earnings (Loss) Per Share
Basic	$(0.01)			$0.01
Fully Diluted	$(0.01)			$0.01

2013 Continuing Operations	As Reported for the Six Months Ended June 30, 2013	Disposed Operations	Acquired Operations	Pro Forma For the Six Months Ended June 30, 2013

Oil and Gas Revenues	$255,678	$80,163	$883,464	$1,058,979
Income (Loss) from operations	$(838,386)	$56,459	$717,496	$(177,349)
Net Income (Loss)	$(838,386)	$56,459	$717,496	$(177,349)
Net Income (Loss) attributable to Victory	$(726,097)	$28,320	$358,748	$(395,669)
Loss Per Share
Basic	$(0.03)			$(0.01)
Fully Diluted	$(0.03)			$(0.01)

	Purchase Price Allocation
Fair Value of Assets Acquired – Tangible and Intangible Well costs		$1,808,062
Fair Value of Assets Acquired – Proved Producing Leasehold Costs		672,000
Fair Value of Assets Acquired Unproved Leasehold Costs		18,648
Fair Value of Liabilities Assumed – ARO	$	(6,821)
Net Asset Fair Value First Closing Only		$2,491,888

As a result of the future adjustment to the Fairway operation and final closing event, the final purchase price allocation has not been finalized. Any future purchase price adjustments are to be recorded as adjustments to the value of the oil and gas property costs above.

Note 3 – Oil and natural gas properties (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	June 30, 2014	December 31, 2013
Oil and natural gas properties	4,749,341	3,715,648
Less: accumulated depletion	(1,309,763)	(1,517,836)
Oil and natural gas properties, net	$3,439,578	$2,197,812

Depletion, depreciation, and amortization expense for the three months ended June 30, 2014 and 2013 was $92,040 and $59,324, respectively, and for the six months ended June 30, 2014 and 2013 was $170,071 and $77,899, respectively.

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability for continuing operations for the six months ended June 30, 2014 and the twelve months ended December 31, 2013.

	June 30, 2014	December 31, 2013
Asset retirement obligation at beginning of period	$51,954	$39,905
Liabilities incurred on properties acquired and developed	11,788	8,930
Revisions to previous estimates	(11,990)	-
Liabilities on properties sold	(17,219)	-
Accretion expense	624	3,119
Asset retirement obligation at end of period	$35,157	$51,954

Note 5 – Navitus Partnership Agreement

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

Under the terms of Aurora’s Seconded Amended Partnership Agreement, Navitus Partners, LLC, the fourth partner of Aurora, admitted under the Navitus Private Placement Memorandum (Navitus PPM), earns a preferred return distribution of 10% based upon capital contributions to Aurora used by Victory to acquire or develop oil and gas prospects or related enterprises on behalf of Aurora. The preferred return distribution is in addition to and does not reduce any net profits interest. Since August 23, 2012, preferred distributions rights total $441,803 ($25,639 attributable to 2012, $241,784 attributable 2013, $87,121 attributable to the three months ended March 31, 2014, and $87,259 attributable to the three months ended June 30, 2014.) Victory, as managing partner, may, in its sole discretion, choose to distribute all or a portion of the preferred returns, or, apply these funds to other partnership purposes.

Navitus Partners, LLC, a partner in Navitus, also receives warrants for Victory’s common stock, allocated as 50,000 warrants for every Unit purchased under the Navitus PPM (equivalent of 1 warrant for every $1.00 invested), exercisable under the terms of Aurora’s Second Amended Partnership Agreement and the Navitus PPM. Since August 23, 2012, $4,315,900 of capital contributions have resulted in issuance of 4,315,900 common stock warrants (1,089,900 in 2012 and 2,336,000 in 2013, 320,000 for the three months ended March 31, 2014, and 570,000 for the three months ended June 30, 2014).

Note 6 – Revolving Credit Agreement

On February 20, 2014, Aurora, as borrower, entered a $25 million revolving credit facility (the “Credit Agreement”) with Texas Capital Bank (“the Lender”). Guarantors on the Credit Agreement are Victory and Navitus, the two partners of Aurora. Pursuant to the Credit Agreement, the Lender agreed to extend credit to Aurora in the form of (a) one or more revolving credit loans (each such loan, a “Loan”) and (b) the issuance of standby letters of credit, of up to an aggregate principal amount at any one time not to exceed the lesser of (i) $25,000,000 or (ii) the borrowing base in effect from time to time (the “Commitment”). The initial borrowing base on February 20, 2014 was set at $1,450,000. The borrowing base is determined by the Lender, in its sole discretion, based on customary lending practices, review of the oil and natural gas properties included in the borrowing base, financial review of Aurora, the Company and Navitus and such other factors as may be deemed relevant. The borrowing base is re-determined (i) on or about June 30 of each year based on the previous December 31 reserve report prepared by an independent reserve engineer, and (ii) on or about August 31 of each year based on the previous June 30 reserve report prepared by Aurora’s internal reserve engineers or an independent reserve engineer and certified by an officer of Aurora. The Credit Agreement will mature on February 20, 2017. Amounts borrowed under the Credit Agreement will bear interest at rates equal to the lesser of (i) the maximum rate of interest which may be charged or received by the Lender in accordance with applicable Texas law and (ii) the interest rate per annum publicly announced from time to time by the Lender as the prime rate in effect at its principal office plus the applicable margin. The applicable margin is, (i) with respect to Loans, one percent (1.00%) per annum, (ii) with respect to letter of credit fees, two percent (2.00%) per annum and (iii) with respect to commitment fees, one-half of one percent (0.50%) per annum. Loans made under the Credit Agreement are secured by (i) a first priority lien in the oil and gas properties of Aurora, the Company and Navitus, and (ii) a first priority security interest in substantially all of the assets of Aurora and its subsidiaries, if any, as well as in 100% of the partnership interests in Aurora held by the Company and Navitus. Loans made under the Credit Agreement to Aurora are fully guaranteed by the Company and Navitus.

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

The Company has fully utilized its borrowing base as of June 30, 2014. During the first quarter ended June 30, 2014 and second quarter ended June 30, 2014, Aurora drew $868,000 and $365,000 respectively of the initial $1,450,000 borrowing base. In May 2014, revisions to the Credit Agreement lowered the borrowing base from $1,450,000 to $800,000 due to the sale of the Lightnin’ properties. In effect, Victory was obligated to pay $433,000 of the $1.23 million in credit loans utilized to meet the requirements of the new borrowing base.

Amortization of debt financing costs and interest expense on this debt for the three months and six months ended June 30, 2014 was $22,223 and $31,008, respectively.

Note 7 – Related Party Transactions

The Company has a receivable from Navitus of $154,358 and $68,571 as of June 30, 2014 and December 31, 2013, respectively. The Company expects to collect this amount in the next quarter from planned distributions to Navitus. The Company also uses legal and consulting services of three members of its Board of Directors in the ordinary course of the Company’s business and reimburses for travel related costs. These charges totaled $217,316 and $30,815 for the six months ended June 30, 2014 and 2013, respectively. Accrued liabilities to affiliates as of June 30, 2014 and December 31, 2013 were $60,932 and $18,542, respectively. In accordance with the Second Amended Partnership Agreement, the Company receives a 2% management fee on gross receipts of Aurora. The management fee totaled $84,993 and $88,892 for the three and six months ended June 30, 2014, respectively. There were no management fees charged during the three and six months ended June 30, 2013, respectively.

Note 8 – Shareholders’ Equity

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

During the three months ended June 30, 2014 and six months ended June 30, 2014, and in consideration of capital contributions by Aurora of $570,000 and $890,000, respectively, pursuant to the Company’s capital contribution agreement with Aurora, the Company issued 570,000 and 890,000 common stock warrants, respectively, to Navitus with an exercise price ranging from $0.14 - $0.35. The warrants vest immediately and the Company has valued the common stock warrants using the Black Scholes Option Pricing Model, for the three and six months ended June 30, 2014was $184,900 and $262,200, respectively.

During the three and six months ended June 30, 2014, and respectively, the Company issued 1,035,000 shares of common stock, 400,000 common stock options, and 175,000 shares of restricted common stock. The common stock options are vesting over a period 36 months.

Note 9 – Commitments and Contingencies

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

Plaintiff Oz Gas Corporation (“Oz”) sued Victory and other parties for bad faith trespass, among other claims, regarding the drilling of two wells on lands that Oz claims title to. Victory has a 50% interest in one of the named wells involved in this lawsuit (that being well 155-2 on the Adams Baggett Ranch in Crockett County, Texas). The lawsuit was originally filed against other parties in April 2008, and Victory intervened in the case on November 18, 2009 to protect its interest in the 155-2 well.

The case was tried on February 8 and 9, 2012. The Court found in favor of Oz and rendered a trespass finding against Victory and the other defendants. This case has been appealed to the 8th Court of Appeals in El Paso, Texas, and has been fully briefed and submitted. Victory has no monetary liability beyond those funds that were held in the registry of the Court on the date of judgment.

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

Note 10 – Subsequent Events

During July 2014, the Company made distribution payments to the Navitus investors in accordance with Aurora’s Second Amended Partnership Agreement of $83,974 for 10% Preferred Returns, and $305,488, for the net profits interest and sale of assets distribution respective to the Navitus 50% partnership interest in Aurora. Victory, as managing partner, may, in its sole discretion, choose to distribute all or a portion of the preferred returns, or it may apply these funds to other partnership purposes. Any distributions of the net profits interest to partners are also at the discretion of Victory, as managing partner, together with 100% of the partnership interests. An additional capital investment of $250,000 was received in July 2014. This resulted in the issuance of an additional 250,000 common stock warrants for the purchase of shares of common stock of the Company.

On July 31, 2014, the Company made an additional payment related to its Fairway Property acquisition. The payment of $558,246 to the seller of the Fairway properties was a purchase price adjustment made in accordance with the purchase and sale agreement related thereto

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with (i) our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K/A for the year ended December 31, 2013 (“2013 Form 10-K/A). Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors discussed in “Cautionary Notice Regarding Forward Looking Statements and “Risk Factors” in our 2013 Form 10-K/A could cause future production, revenues and expenses to differ materially from our expectations.

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements.

General Overview

The Company is an early stage, high growth oil and gas exploration and production (E&P) company focused on the acquisition and development of assets in the Permian Basin. The Company is based in Austin, Texas with additional technical resources in Midland, Texas. The Company currently holds interests in the Permian Basin where its geologic targets are the multi-stack resource play opportunities such as the Wolfcamp, Wolfberry, Mississippian, Cline and Fusselman formations. The company is currently growing through sustainable vertical well development on existing properties and through new acquisitions, which offer repeatable results and enough acreage for long term drilling programs.

Investment objectives are focused on creating long-term shareholder value by increasing oil and natural gas reserves, improving financial returns (higher production volumes and lower costs), and managing the capital on its balance sheets. This includes the established $25 million credit facility with Texas Capital Bank of Dallas, Texas.

At the end of June 30, 2014, the Company held a working interest in 31 wells located in the State of Texas. During the six months ended 2014, the Company participated in the completion of 2 (gross) and 0.25 (net working interest) wells, respectively. All wells were successfully completed.

In addition, on June 30, 2014, the Company acquired the Permian Basin Fairway Operation prospect located in Glasscock County Texas, which held 7 (gross) and 5.25 (net) producing wells. There are additional components of the acquisition which are going through the title curative process and will be paid for upon satisfactory completion of that process and when assignments are completed. We expect to make additional payments regarding these components in the August 2014.

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

Going Concern

As presented in the condensed consolidated financial statements, the Company has reported net losses, attributable to Victory, of $163,114, and $726,097 during the six months ended June 30, 2014 and 2013, respectively and losses are expected to continue in the near term. The Company has been funding its operations from the sale of assets, as well as contributions made by its Navitus partners. Management anticipates that significant additional capital expenditures and acquisitions will be necessary to develop the Company’s oil and natural gas properties, which contain proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

Management is pursuing business partnering arrangements for the acquisitions and development of its properties as well as debt and equity funding through private placements. Without outside investment from the sale of equity securities, debt financing or partnering with other oil and natural gas companies, operating activities and overhead expenses will be managed and will match available operating cash flows.

The accompanying condensed consolidated financial statements are prepared as if the Company will continue as a going concern. The condensed consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Factors affecting our financial reporting of our general and administrative expenses

Our historical general and administrative expenses included in our results of operations for the periods presented may not be comparable , either from period to period or going forward, for the following reasons:

Growth-in-business related general expenses

As part of our stated growth through acquisitions and development business plan, the Company has incurred additional costs associated with one key acquisition, and a divestiture during this reporting period.  Among other things, these additional expenses include legal and geological costs associated with title examination of properties, contractual purchase and sale agreements and third party reservoir engineering and geologic assessments for reserve calculations.  Additionally, as part of the Company’s credit facility agreement with our creditor bank, we also pay related legal expenses for property review and assessment.  All of these expenses help us protect the assets of the Company and secure bank funding.  These specific expense amounts are not quarterly recurring per se, however they will occur again when additional opportunities to increase reserves and future development present themselves.  These expenses were significant, but enabled these key business growth transactions to be structured and completed. We estimate the acquisition related costs to continue as we grow the asset base.

We have incurred significant costs to structure and close our debt facility and will continue to incur such cost as our asset base allows prudent borrowing against our assets. These costs can fluctuate as debt instruments are ended, modified and replaced with new creditor entities.

We have incurred non-recurring costs associated with investor and public relations which are critical to operate and expand in the public company arena.   These include our engagement of a SEC registered investment advisor as our market maker, and their services to help the Company move its trading platform from the OTCQX exchange.  This move will help us in our next platform transition to a larger exchange in the future.  Additionally, the Company engaged an investor relations and corporate communications firm to help improve investor communications, capital markets development and awareness.  The Company is now presenting to large capital sources across the country and will continue to do so in the near future, and this firm has in the past helped companies move up to the largest of stock exchanges.

We have incurred director and employee stock based compensation, all noncash in nature, as part of our key employee acquisition and retention plan. As we grow, we need to add new talent and incentivize our current key employees to stay with the company.  The 2014 Long Term Incentive Plan, recently approved by our shareholders, was a key element of the platform to fulfill this need.  Among other things, the Company incurred SEC related legal expenses as part of this plan and shareholder vote.  Stock grants and multi-year stock option award based compensation is now a fundamental part of the Company’s key-employee retention plan.

Public Company Expenses

We incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including but not limited to, increased scope of operations as we evaluate potential acquisitions, implementation of stock based compensation programs to attract and retain talent, periodic public reporting to shareholders, tax consulting, independent auditor fees, investor relations activities, registrar and transfer fees, director and officer liability insurance, and director compensation. In some cases, our small reporting company status will make key acquisitions and divestitures fall into “significant” status. This requires the Company to perform a series of financial reporting processes and reporting. As we grow, these transactions will become a smaller part of our overall size, and may no longer be required.

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Our revenue, operating expenses, and net income for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 were as follows:

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change

REVENUES	$237,977	$161,910	$76,067	47%

COSTS AND EXPENSES
Lease operating expense	53,963	51,396	2,567	5%
Production Taxes	15,127	11,655	3,472	30%
Exploration	19,677	2,419	17,258	713%
General and administrative expense	981,713	421,647	560,066	133%
Depletion, depletion, and amortization	92,040	59,324	32,716	55%
Total expenses	1,162,520	546,441

LOSS FROM OPERATIONS	(924,543)	(384,531)

OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	2,159,592	-	2,159,592	n/a
Management fee income	84,993	-	84,993	n/a
Amortization of debt financing costs and interest expense	(22,223)	(501)	21,722	433%
Total net other income and expense	2,222,362	(501)

NET INCOME (LOSS) BEFORE TAX BENEFIT	1,297,819	(385,032)	1,682,851

TAX BENEFIT	-	-

NET INCOME (LOSS)	$1,297,819	(385,032)	1,682,851

Less: Net income (loss) attributable to non-controlling interest	1,025,630	(73,313)	1,098,943	1,499%
NET INCOME (LOSS) ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$272,189	$(311,719)

Revenues: Our revenues increased $76,067 or 47% to $237,977 for the three months ended June 30, 2014 from $161,910 for the three months ended June 30, 2013. The increase in production is primarily due to the University 6 #1 & #2 wells that were developed in Bootleg Canyon and, new production from the Chapman well.

Lease operating expense: Lease operating expenses increased $2,567 to $53,963 or 5% from $51,396 for the three months ended June 30, 2014. The change is primarily due to the change in the Company’s type of wells, to more oil wells than gas wells, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013 which resulted in an increase in lease operating expenses.

Production taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes increased $3,472 or 30% to $15,127 for the three months ended June 30, 2014 from $11,655 for the three months ended June 30, 2013. The increase percentage is less than the total revenue increases, as newer revenue was from oil as opposed to natural gas and natural gas is taxed at much higher percentage rates than oil.

Exploration expense: Exploration expense increased $17,258 or 713% to $19,677 from $2,419 for the three months ended June 30, 2013. The increase in Exploration expense is primarily the result of geological and geophysical (G&G) costs associated with the services related to acquisition work.

General and administrative expense: General and administrative expenses increased $560,066 or 133% to $981,713 for the three months ended June 30, 2014 from $421,647 for the three months ended June 30, 2013. The increase is primarily due to costs associated with investor relation services, legal and audit fees, and an increase in non-cash - stock compensation expense for awards and options granted during the period ended June 30, 2014.

Depletion, depreciation and amortization: Depletion, depreciation and amortization increased $32,716 or 55% to $92,040 for the three months ended June 30, 2014 from $59,324 for the three months ended June 30, 2013. The change is primarily due to our Lightnin’ wells which started production in late 2013 and early 2014.

Gain on sale of oil and gas properties: The increase in the gain on the sale of oil and gas properties is the result of the sale of the Lightnin’ property. On June 5, 2014, Aurora completed the sale of all of its interest in the Lightnin’ property, in which Aurora held a 20% working and 15% net revenue interest. Gain on the sale of properties increased $2,159,592 due to the sale of the Lightnin’ wells.

Management fee income: Management fee income increased $84,993 for the six months ended June 30, 2013. Victory charges a 2% management fee (2% of Aurora’s gross receipts) which began as of December 31, 2013.

Amortization of deferred financing costs and interest expense: Amortization of debt financing costs and interest expense increased $21,722 or 433% for the three months ended June 30, 2014 from $501 for the three months ended June 30, 2013. On February 24, 2014, Aurora, as borrower, closed a $25,000,000 revolving credit facility, which included $1,450,000 operating base and a 4.5% interest rate. Interest expense in 2013 was not related to the debt financing.

Income taxes: There is no provision for income tax recorded for either the three months ended June 30, 2014 or for the three months ended June 30, 2014 due to the net operating loss carry forwards (“NOLs”) up through the period ending June 30, 2014. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Net income attributable to non-controlling interest: Net income attributable to non-controlling interest increased by $1,098,943 or 1,499% for the three months ended June 30, 2014 from ($73,313) for the three months ended June 30, 2013. The increase is the result of the portion of the gain on the sale of the Lightnin’ property attributable to Navitus, the 50% non-controlling interest owner.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Our revenue, operating expenses, and net income for the three months ended June 30, 2014 as compared to the six months ended June 30, 2013 were as follows:

	Six Months Ended June 30,			Percentage Change
	2014	2013	Change	Inc (Dec)

REVENUE	$432,960	$255,678	177,282	69%

COSTS AND EXPENSES
Lease operating expense	115,632	74,986	40,646	54%

Production Taxes	25,262	20,603	4,659	23%
Dry hole costs	-	3,610	(3,610)	n/a
Exploration	24,172	15,577	8,595	55%
General and administrative expense	1,463,628	900,443	563,185	63%
Depletion, depreciation and amortization	170,071	77,899	92,172	118%
Total expenses	1,798,765	1,093,118	705,647

LOSS FROM OPERATIONS	(1,365,805)	(837,440)

OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	2,159,592	-	2,159,592	n/a
Management fee income	88,892	-	88,892	n/a
Amortization of deferred financing costs and interest expense	(31,008)	(946)	30,062	318%
Total net other income and expense	2,217,476	(946)

INCOME (LOSS) BEFORE TAX BENEFIT	851,671	(838,386)

TAX BENEFIT	-	-

NET INCOME (LOSS)	851,671	(838,386)
Less: Net income (loss) attributable to non-controlling interest	1,014,785	(112,289)	1,127,074	1,003%
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(163,114)	$(726,097)

Revenues: Our oil and gas revenues increased $177,282 or 69% to $432,960 for the six months ended June 30, 2014 from the six months ended June 30, 2013. The increase in production was primarily due to the University 6 #1 and #2 wells that were developed in Bootleg Canyon, and new production on the Chapman well.

Lease operating expenses: Lease operating expenses increased $40,646 or 54% to $115,632 for the six months ended June 30 2014 from $74,968 for the six months ended June 30, 2013. The increase in lease operating expenses reflects an increase in the number of producing wells in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Production taxes: Production taxes increased $4,659 or 23% to $25,262 for the six months ended June 30, 2014 from $20,603 for the six months ended June 30, 2013. The increase is less than the total revenue percentage increases as more revenue was from oil as opposed to natural gas and natural gas is taxed at much higher rates than oil.

Dry hole costs: Dry hole costs decreased $3,610 for the six months ended June 30, 2014 from $3,610 for the six months ended June 30, 2013. The prior year dry hole costs were in connection with the drilling of the Sattle Butte Prospect in Pecos County, Texas.

Exploration expense: Exploration expense increased $8,595 or 55% to $24,172 for the six months ended June 30, 2014 from $15,577 for the six months ended June 30, 2013. The increase in exploration expense is primarily the result of geological and geophysical (G&G) costs associated with the services related to the acquisition work.

General and administrative expense: General and administrative expenses increased $563,185 or 63% to $1,463,628 for the six months ended June 30, 2014 from $900,443 for the six months ended June 30, 2013. The increase is primarily due to costs associated with investor relation services, legal and audit fees, and an increase in non-cash stock compensation expense for awards and options granted during the six-month period ended June 30, 2014.

Depletion, depreciation, and amortization: Depletion, depreciation and amortization increased $92,172 or 118% to $170,071 for the six months ended June 30, 2014 from $77,899 for the six months ended June 30, 2013. The increase reflects the increase in the amount of producing volumes during the respective time periods.

Gain on sale of asset: The $2,159,592 increase in the Gain on sale of asset is the result of the sale of the Lightnin’ property. On June 5, 2014, Aurora completed the sale of all of its interest in the Lightnin’ property, in which Aurora held a 20% working and 15% net revenue interest.

Management fee income: Management fee income increased $88,892 for the six months ended June 30, 2014. Victory charges a 2% management fee (2% of gross revenues) to Navitus which began as of December 31, 2013.

Amortization of deferred financing costs and interest expense: Amortization of deferred financing costs and interest expense increased $30,062 or 318%for the six months ended June 30, 2014. The increase represents banking activity in conjunction with Aurora’s entry into its credit facility.

Income Taxes: There is no provision for income tax recorded for either the six months ended June 30, 2014 or for the six months ended June 30, 2013 due to the NOLs for both years. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets for the periods ended June 30, 2014 and June 30, 2013. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the NOLs and will recognize a deferred tax asset at that time. Our NOLs generally begin to expire in 2025.

Net income attributable to non-controlling interest: Net income attributable to non-controlling interest increased by $1,127,074 or 1,003% for the six months ended June 30, 2014 from ($112,289) for the six months ended June 30, 2013. The increase is the result of the portion of the gain on the sale of the Lightnin’ property attributable to Navitus, the 50% non-controlling interest owner.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2014 as compared to December 31, 2013, are as follows:

	June 30, 2014	December 31, 2013
Cash	$1,224,482	$20,858
Total current assets	1,440,983	244,634
Total assets	5,021,006	2,474,022
Total current liabilities	464,032	576,173
Total liabilities	1,299,189	628,127

At June 30, 2014, we had a working capital surplus of $976,951 compared to a working capital deficit of ($331,539) at December 31, 2013. Current liabilities decreased to $464,032 at June 30, 2014 from $576,173 at December 31, 2013.

Net cash used in operating activities for the six months ended June 30, 2014 was $836,030 after the net income of $851,671 was decreased by $1,582,835 in non-cash charges and gain on the sale of assets and offset by $104,866 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the six months ended June 30, 2013 of $410,403 after the net loss for that period of $838,386 was decreased by $139,722 in non-cash charges and $288,261 in changes to other operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2014 was $730,024 of which all was used for acquisitions, leases, drilling, and related costs. This compares to $1,417,472 in drilling and acquisition costs offset by $160,000 for farm out of leaseholds sold for the six months ended June 30, 2013.

Net cash provided by financing activities for the six months ended June 30, 2014 was $1,309,630 of which $890,000 was contributions from Navitus, $257,901 reduction was distributions to Navitus, $122,469 reduction was the cost for debt financing, and $1,233,000 was bank financing proceeds less $433,000 of principal payments of debt financing. This compares to $1,869,000 of contributions for the six months ended June 30, 2013.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (‘CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures reflect a material weakness due to the size and nature of our Company.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this assessment, management identified the following material weakness that has caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Controls

The Company has hired a CFO on June 2, 2014 and has begun to make limited changes to improve the Company’s internal control over financial reporting during the period covered by this report, but these changes have not been tested and cannot be relied upon at this time.  These changes have included document version control of the filing document, supervisor review of all accounting entries to recording operator JIB invoices, and new operational accounting variance reports to analyze results of operations. Management plans to continue to put in place changes which will be designed to improve the internal controls over financial reporting during the remainder of 2014.  However, during the period covered by this report, there have been changes in the Company’s internal controls over financial reporting that had a material effect, or that are reasonably likely to materially affect, on the Company’s internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of the litigation as reported in Item 3 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on April 21, 2014.

Item 1A. Risk Factors

We are subject to certain risks. For a discussion of these risks, see "Risk Factors" in our most recent Annual Report on Form 10-K, as amended. Except as set forth below, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, as amended, during the quarter ended June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the six months ended June 30, 2014:

During the six months ended June 30, 2014 we issued warrants to purchase shares of common to stock at exercise prices ranging from $0.14 to $0.35 to Navitus in consideration of capital contributions by Aurora of $890,000 pursuant to the Company’s capital contribution agreement with Aurora.  The Company issued these warrants between January 6, 2014 through June 20, 2014.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no information required to be reported under this Item.

Item 6. Exhibits

(a) Exhibits

2.1 +	Purchase and Sale Agreement dated as of April 30, 2014, by and among the Hannathon Petroleum, LLC and the other sellers party thereto and MDC Texas Energy, LLC.**

2.2 +
Purchase and Sale Agreement dated as of June 30, 2014, between TELA Garwood Limited, LP and Aurora Energy Partners. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2014.

10.1^
Employment Agreement between Victory Energy Corporation and Fred Smith dated May 27, 2014. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Filed herewith.
+Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
^ Management contracts and compensatory plans.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ENERGY CORPORATION

Date: August 18, 2014	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director