Form 10-Q/A
period 2014-06-30
VICTORY ENERGY CORP
filed 2014-08-28
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

As of August 18, 2014, there were 28,598,619 shares of common stock, par value $0.001, issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Victory Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 18, 2014 (the “Form 10-Q”), is solely to add Exhibit No. 2.1 that was inadvertently omitted from the Form 10-Q. Exhibit 2.1 is a purchase and sale agreement dated as of April 30, 2014. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. Incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2014.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Incorporated by reference to Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q filed on August 18, 2014.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

VICTORY ENERGY CORPORATION

Date: August 28, 2014	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

Date: August 28, 2014	By:	/s/ Fred Smith
Fred Smith
Chief Financial Officer