Form 10-Q
period 2014-12-03
VICTORY ENERGY CORP
filed 2014-12-03
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 3, 2014, there were 28,927,826 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Cautionary Notice Regarding Forward Looking Statements

The terms “Victory,” “Company,” “we,” “our,” and “us,” refer to Victory Energy Corporation and its consolidated subsidiaries unless the context suggests otherwise. Victory’s asset interests are held through Aurora Energy Partners ("Aurora"), a Texas general partnership, which Victory controls as managing partner and consolidates as a subsidiary of Victory. Victory holds a 50% controlling partnership interest in Aurora.

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

Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. It is not possible to identify all of these risks, uncertainties or assumptions. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	continued operating losses;

•	our ability to continue as a going concern;

•	difficulties in raising additional capital;

•	our inability to meet the required financial covenants of our lender:

•	our inability to pay a preferred return to The Navitus Energy Group for new capital contributions to Aurora Energy Partners;

•	challenges in growing our business;

•	designation of our common stock as a “penny stock” under Securities and Exchange Commission (the “SEC”) regulations;

•	FINRA requirements that may limit the ability to buy and sell our common stock;

•	illiquidity and price volatility of our common stock;

•	the highly speculative nature of an investment in our common stock;

•	climate change and greenhouse gas regulations;

•	global economic conditions;

•	the substantial amount of capital required by our operations;

•	the volatility of oil and natural gas prices;

•	the high level of risk associated with drilling for and producing oil and natural gas;

•	the accuracy of assumptions associated with reserve estimates;

•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;

•	potential exploration, production and acquisitions may not maintain revenue levels in the future;

•	our recent acquisition of additional oil and natural gas assets in the Permian Basin and other future acquisitions may yield revenues or production that differ significantly from our projections;

•	difficulties associated with managing a growing enterprise;

•	strong competition from other oil and natural gas companies;

•	the unavailability or high cost of drilling rigs and related equipment;

•	our inability to control properties that we do not operate;

•	our dependence on key management personnel and technical experts;

•	our dependence on third parties for the marketing of our crude oil and natural gas production;

•	our inability to keep pace with technological advancements in our industry;

•	the potential for write-downs in the carrying values of our oil and natural gas properties;

•	our compliance with complex laws governing our business;

•	our failure to comply with environmental laws and regulations;

•	the demand for oil and natural gas and our ability to transport our production;

•	the financial condition of the operators of the properties in which we own an interest;

•	our levels of insurance or those of our operators may be insufficient;

•	terrorist attacks on our operations;

•	the dilutive effect of additional issuances of our common stock, options or warrants;

•	any impairments of our oil and natural gas properties;

•	the results of pending litigation; and

•	the dissolution of the Aurora Energy Partners agreement.

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

Part I – Financial Information
Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$46,062	$20,858
Accounts receivable - less allowance for doubtful accounts of $200,000, and $200,000 for September 30, 2014 and December 31, 2013, respectively	56,541	116,542
Accounts receivable - affiliates	169,141	68,571
Prepaid expenses	21,956	38,663
Total current assets	293,700	244,634
Fixed Assets
Furniture, equipment, and application software	46,883	43,173
Accumulated depreciation	(16,349)	(11,597)
Total furniture and fixtures, net	30,534	31,576
Oil gas properties (successful efforts method)	6,619,685	3,715,648
Accumulated depletion, depreciation and amortization	(1,553,356)	(1,517,836)
Total oil and gas properties, net	5,066,329	2,197,812
Other Assets
Deferred debt financing costs	98,089	—
Total Assets	$5,488,652	$2,474,022
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,361,558	$351,435
Accrued liabilities	199,531	196,913
Accrued liabilities - affiliates	33,323	18,542
Liability for unauthorized preferred stock issued	9,283	9,283
Current note payable	800,000	—
Total current liabilities	2,403,695	576,173
Other Liabilities
Asset retirement obligations	42,117	51,954
Total long term liabilities	42,117	51,954
Total liabilities	2,445,812	628,127
Stockholders' Equity
Common stock, $0.001 par value, 47,500,000 shares authorized, 28,927,826 shares and 27,563,619 shares issued and outstanding for September 30, 2014 and December 31, 2013, respectively	28,928	27,564
Additional paid-in capital	34,915,154	34,404,239
Accumulated deficit	(37,687,804)	(36,901,894)
Total Victory Energy Corporation stockholders' deficit	(2,743,722)	(2,470,091)
Non-controlling interest	5,786,562	4,315,986
Total stockholders' equity	3,042,840	1,845,895
Total Liabilities and Stockholders' Equity	$5,488,652	$2,474,022

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
OIL AND GAS REVENUES	$173,527	$244,848	$606,487	$500,526
COSTS AND EXPENSES
Lease operating expenses	42,154	55,849	157,786	130,835
Production taxes	9,547	14,113	34,809	34,716
Dry hole costs	576	87,626	576	91,236
Exploration	27,641	3,082	51,813	18,659
General and administrative expense	656,586	383,458	2,120,214	1,283,901
Impairment	—	11,160	—	11,160
Depletion, depreciation, and amortization	81,952	90,962	252,024	168,861
Total cost and expenses	818,456	646,250	2,617,222	1,739,368
LOSS FROM OPERATIONS	(644,929)	(401,402)	(2,010,735)	(1,238,842)
OTHER INCOME (EXPENSE):
Gain on sale of oil and gas properties	507	20,765	2,160,099	20,765
Management fee income	3,470	—	92,362	—
Interest expense	(18,631)	111	(49,639)	(835)
Total net other income and expense	(14,654)	20,876	2,202,822	19,930
INCOME (LOSS) BEFORE TAX EXPENSE	(659,583)	(380,526)	192,087	(1,218,912)
TAX EXPENSE	—	—	—	—
NET INCOME (LOSS)	(659,583)	$(380,526)	$192,087	$(1,218,912)
Less: net income (loss) attributable to non-controlling interest	(36,788)	(39,470)	977,997	(151,759)
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(622,795)	$(341,056)	$(785,910)	$(1,067,153)
Weighted average shares
Basic	28,788,533	27,563,619	28,154,497	27,563,619
Diluted	28,788,533	27,563,619	28,154,497	27,563,619
Net income (loss) per share, basic and diluted
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.04)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$192,087	$(1,218,912)
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities
Amortization of debt financing costs	24,380	—
Accretion of asset retirement obligation	2,686	2,994
Gain from sale of oil and gas properties	(2,160,099)	(20,765)
Depletion, depreciation, and amortization	252,024	168,861
Impairment of assets	—	11,160
Stock based compensation	461,237	52,106
Warrants for services	—	22,500
Restricted stock in exchange for services	51,042	—
Change in operating assets and liabilities
Accounts receivable	60,001	96,912
Accounts receivable - affiliates	(100,570)	(34,917)
Prepaid expense	16,707	(15,428)
Accounts payable	1,010,123	341,851
Accrued liabilities	2,618	(28,519)
Accrued interest	—	(25,639)
Accrued liabilities – affiliates	14,781	71,871
Net cash used in operating activities	(172,983)	(575,925)
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and completion costs	(1,569,514)	(1,926,816)
Acquisition of oil and gas properties	(3,397,122)	(81,550)
Proceeds from the sale of assets	4,021,000	375,000
Purchase of furniture and fixtures	(3,710)	—
Renewal of leaseholds	(22,577)	—
Sale-farm out of leaseholds	—	160,000
Net cash (used in) in investing activities	(971,923)	(1,473,366)
CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	1,140,000	2,056,000
Non-controlling interest distributions	(647,421)	—
Debt financing costs	(122,469)	—
Proceeds from debt financing	1,233,000	—
Principal payments on debt financing	(433,000)	—
Net cash provided by financing activities	1,170,110	2,056,000
Net change in cash	25,204	6,709
Beginning cash	20,858	158,165
Ending cash	$46,062	$164,874

The accompanying notes are an integral part to these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Organization and Summary of Significant Accounting Policies

Victory is an independent, growth oriented natural resources company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners, a Texas general partnership (“Aurora”). Current operations are located primarily onshore in the State of Texas. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 28,927,826 shares of common stock outstanding as of September 30, 2014. The Company’s corporate headquarters are located at 3355 Bee Caves Road Suite 608, Austin, TX 78746.

A summary of significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements is set forth below.

Basis of Presentation and Consolidation:

Victory is the managing partner of Aurora, and holds a 50% partnership interest in Aurora. Aurora, a subsidiary of the Company, is consolidated with Victory for financial statement reporting purposes, as the terms of the partnership agreement that governs the operations of Aurora give Victory effective control of the partnership. The condensed consolidated financial statements include the accounts of Victory and the accounts of Aurora. The Company’s management, in considering accounting policies pertaining to consolidation, has reviewed the relevant accounting literature. The Company follows that literature, in assessing whether the rights of the non-controlling interests should overcome the presumption of consolidation when a majority voting or controlling interest in its investee “is a matter of judgment that depends on facts and circumstances.” In applying the circumstances and contractual provisions of the partnership agreement, management determined that the non-controlling rights do not, individually or in the aggregate, provide for the non-controlling interest to “effectively participate in significant decisions that would be expected to be made in the ordinary course of business.” The rights of the non-controlling interest are protective in nature. All intercompany balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2014, for three and nine month periods ended September 30, 2014 and 2013, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of Victory and Aurora (hereinafter collectively referred to as the "Company" unless the context suggests otherwise) as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been included.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 filed with the SEC on April 21, 2014.

Non-controlling Interests:

The Navitus Energy Group, a Texas general partnership (“Navitus”) is a partner with Victory in Aurora. Victory and Navitus each own a 50% partnership interest in Aurora. Victory is the Managing Partner and has contractual authority to manage the business affairs of Aurora.

The non-controlling interest in Aurora is held by Navitus. As of September 30, 2014, $5,786,562 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with income (losses) attributable to non-controlling interests of $(36,788) and $(39,470) for the three months ended September 30, 2014 and 2013, respectively, and $977,997 and $(151,759) for the nine months ended September 30, 2014 and September 30, 2013, respectively. As of December 31, 2013, $4,315,986 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora.

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

Earnings (Losses) per Share:

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. In accordance with ASC 260, Earnings Per Share, awards of nonvested shares shall be considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though their exercise is contingent upon vesting.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets at September 30, 2014 and December 31, 2013. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Stock Based Compensation:

The Company applies ASC 718, “Compensation-Stock Compensation” to account for the issuance of options and warrants to employees, directors, officers and Navitus investors. The standard requires all share-based payments, including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of options and warrants granted to employees, directors and officers is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of the Company’s stock price. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

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

The Company recognized stock-based directors compensation expense from warrants and stock awards granted to directors for services of $365,675 and $22,500 for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company recognized stock-based director compensation from warrants and stock awards granted to directors for services of $73,200 and $6,000, respectively.

The Company recognized stock-based incentive compensation expense from stock options granted to officers and employees of the company of $10,937 and $8,781 for the three months ended September 30, 2014 and 2013, respectively, and $95,562 and $52,106 for the nine months ended September 30, 2014 and 2013, respectively.

The Company also recognized stock-based general and administrative expense of $30,625 and $51,042 from stock issued to an investor relations management company for the three and nine months ended September 30, 2014, respectively.

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

As presented in the condensed consolidated financial statements, the Company is reporting a net loss, attributable to Victory Energy Corporation, of $622,795 and $341,056 for the three months ended September 30, 2014 and 2013, respectively, and a net loss of $785,910 and $1,067,153 for the nine months ended September 30, 2014 and 2013, respectively.

Proceeds from debt and Navitus contributions to Aurora have allowed the Company to continue operations and invest in oil and natural gas properties. Management anticipates that operating losses will continue until new wells are drilled and or acquisitions are successfully completed and incremental production increases operating profit.

The Company has invested $1,701,947 and $4,966,636, respectively, in leases, drilling and completion costs, and property acquisitions for the three and nine months ended September 30, 2014, respectively.

The Company remains in active discussions with Navitus and with third parties relating to the capital infusion and longer term financing required to fund our capital expenditures planned for 2014 and 2015. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows. The Company, through Aurora as borrower, entered a $25 million credit facility (the "Credit Agreement") with Texas Capital Bank, National Association on February 20, 2014. See Note 6 “Revolving Credit Agreement”. As of September 30, 2014 the Company has $800,000 in principal amount outstanding under the Credit Agreement. The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 – Acquisitions and Dispositions

Dispositions

On June 5, 2014, Aurora completed the sale of all of its interest in the Lightnin’ property for cash consideration of $4,021,000. The effective date for the transaction was April 1, 2014. Aurora held a 20% working and 15% net revenue interest in the Lightnin’ property operated by a third party. Estimated daily net production to Aurora’s interest was approximately 36 BOEPD (barrels of oil equivalent per day) at the time of the sale from the 3 producing wells. The Company recognized a gain on the sale of the Lightnin’ property of $2,160,099 in its consolidated statement of operations for the three and nine months ended September 30, 2014.

Acquisitions

On June 30, 2014, Aurora completed the initial closing (the “First Closing”) of a purchase of a 10% working and 7.5% net revenue interest in the proved and unproved Permian Basin Fairway Operations from a third party (the “Fairway Seller”) for an initial payment of $2,491,888 in cash, subject to customary purchase price adjustments ( the "Fairway Acquisition"), pursuant to the terms and conditions of the Purchase and Sale Agreement dated June 30, 2014 between Aurora and the Fairway Seller (the "PSA"). On the First Closing, the Fairway Seller assigned certain assets in its Permian Basin Fairway Operation (the “First Closing Assets”) to Aurora. The second closing (the “Second Closing”) was planned to follow the completion of curative title work and was expected in August 2014. On the Second Closing, the Fairway Seller should have assigned the remainder of its assets in its Permian Basin Fairway Operations to Aurora. The Effective Date for the transfer of all assets was May 1, 2014. The acquisition of the First Closing Assets included 7 producing wells and 4 wells completed and awaiting production start-up.

On September 23, 2014, the Company mutually agreed to the termination of the Purchase and Sale Agreement dated June 30, 2014. As previously disclosed, the PSA provided for the acquisition of certain of TELA’s right, title and interest in certain oil and gas assets (the “Acquired Assets”) at two closings, the first of which occurred on June 30, 2014, on which date Aurora acquired a 10% working interest and a 7.5% net revenue interest in approximately 2,080 gross acres located in Glasscock County and Howard County. On July 31, 2014, the Company made an additional purchase price adjustment payment in accordance with the PSA of $558,246. The remaining Acquired Assets were to be purchased by Aurora at a second closing (the “Second Closing”). Pursuant to the termination of the PSA, the Second Closing will no longer occur as the result of certain title impairment issues that were uncovered during the due diligence process and that were not remedied to the satisfaction of the Company and TELA. No penalties or payments were due as a result of the termination of the PSA. The Company has determined that a Seller’s invoice dated September 18, 2014 for additional leasehold cost related purchase price adjustments in the amount of $346,988, is valid and the Company has accrued such costs at September 30, 2014. This brings the total acquisition cost for the Fairway project to $3.4 million. The completed acquisition of all assets includes 50 additional drilling locations.

The financial impact of the Lightnin’ Asset disposition and the Fairway Acquisition was reported in the Company’s Current Report Form 8-K/A filed September 15, 2014 and is incorporated by reference herewith. As a result of the aforementioned termination of the PSA, only the additional leasehold cost component of the acquisition was finalized. There were no changes to the pro forma results of operations disclosed in the Form 8- K/A noted above. The final purchase price allocation is summarized below:

Proved Producing Lease and Well Costs Acquired	$2,240,530
Proved Producing Leasehold Costs Acquired	197,654
Unproved Leasehold Costs Acquired	958,938
Total Oil and Gas Property Costs Acquired	$3,397,122

Note 3 – Oil and natural gas properties (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	September 30, 2014	December 31, 2013
Oil and natural gas properties	$6,619,685	$3,715,648
Less: accumulated depletion	(1,553,356)	(1,517,836)
Oil and natural gas properties, net	$5,066,329	$2,197,812

Depletion, depreciation, accretion, and amortization expense for the three months ended September 30, 2014 and 2013 was $81,952 and $90,962, respectively, and for the nine months ended September 30, 2014 and 2013 was $252,024 and $168,861, respectively.

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability for continuing operations for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013.

	September 30, 2014	December 31, 2013
Asset retirement obligation at beginning of period	$51,954	$39,905
Liabilities incurred on properties acquired and developed	17,069	8,930
Revisions to previous estimates	(11,990)	—
Liabilities on properties sold (Lightnin' properties)	(17,602)	—
Accretion expense	2,686	3,119
Asset retirement obligation at end of period	$42,117	$51,954

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

Under the terms of Aurora’s Seconded Amended Partnership Agreement, Navitus Partners, LLC, the fourth partner of Aurora, admitted under the Navitus Private Placement Memorandum (the "Navitus PPM"), earns a preferred return distribution of 10% based upon capital contributions to Aurora used by Victory to acquire or develop oil and gas prospects or related enterprises on behalf of Aurora. The preferred return distribution is in addition to and does not reduce any net profits interest. Since August 23, 2012, preferred distributions rights total $568,324 ($25,942 attributable to 2012, $241,784 attributable 2013, and $300,598 attributable to the nine months ended September 30, 2014). Victory, as managing partner, may, in its sole discretion, choose to distribute all or a portion of the preferred returns, or, apply these funds to other partnership purposes.

Navitus Partners, LLC, a partner in Navitus, also receives warrants for Victory’s common stock, allocated as 50,000 warrants for every Unit purchased under the Navitus PPM (equivalent of 1 warrant for every $1.00 invested), exercisable under the terms of Aurora’s Second Amended Partnership Agreement and the Navitus PPM. Since August 23, 2012, $4,565,900 of capital contributions have resulted in issuance of 4,565,900 common stock warrants (1,089,900 in 2012, 2,336,000 in 2013, and 1,140,000 for the nine months ended September 30, 2014).

Note 6 – Revolving Credit Agreement

On February 20, 2014, Aurora, as borrower, entered the Credit Agreement with Texas Capital Bank (“the Lender”). Guarantors on the Credit Agreement are Victory and Navitus, the two partners of Aurora. Pursuant to the Credit Agreement, the Lender agreed to extend credit to Aurora in the form of (a) one or more revolving credit loans (each such loan, a “Loan”) and (b) the issuance of standby letters of credit, of up to an aggregate principal amount at any one time not to exceed the lesser of (i) $25,000,000 or (ii) the borrowing base in effect from time to time (the “Commitment”). The initial borrowing base on February 20, 2014 was set at $1,450,000 . The borrowing base is determined by the Lender, in its sole discretion, based on customary lending practices, review of the oil and natural gas properties included in the borrowing base, financial review of Aurora, the Company and Navitus and such other factors as may be deemed relevant. The borrowing base is re-determined (i) on or about June 30 of each year based on the previous December 31 reserve report prepared by an independent reserve engineer, and (ii) on or about August 31 of each year based on the previous June 30 reserve report prepared by Aurora’s internal reserve engineers or an independent reserve engineer and certified by an officer of Aurora. The Credit Agreement will mature on February 20, 2017. Amounts borrowed under the Credit Agreement will bear interest at rates equal to the lesser of (i) the maximum rate of interest which may be charged or received by the Lender in accordance with applicable Texas law and (ii) the interest rate per annum publicly announced from time to time by the Lender as the prime rate in effect at its principal office plus the applicable margin. The applicable margin is, (i) with respect to Loans, one percent (1.00%) per annum, (ii) with respect to letter of credit fees, two percent (2.00%) per annum and (iii) with respect to commitment fees, one-half of one percent (0.50%) per annum. Loans made under the Credit Agreement are secured by (i) a first priority lien in the oil and gas properties of Aurora, the Company and Navitus, and (ii) a first priority security interest in substantially all of the assets of Aurora and its subsidiaries, if any, as well as in 100% of the partnership interests in Aurora held by the Company and Navitus. Loans made under the Credit Agreement to Aurora are fully guaranteed by the Company and Navitus.

The Credit Agreement contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens and transactions with affiliates. Among the covenants contained in the Credit Agreement are financial covenants that Aurora will maintain a minimum EBITDAX to Cash Interest Ratio of 3.5 to 1.0 and a minimum Current Ratio of not less than 1.0 to 1.0. The Current Ratio is defined under the covenants to include, as a current asset, the revolving credit availability. At September 30, 2014, Aurora's Current Ratio was 0.10 to 1 and it was therefore not in compliance with the aforementioned Current Ratio covenant requiring a ratio of current assets to current liabilities of not less than 1 to 1. Aurora notified the Lender that it is out compliance with the Current Ratio covenant and the Lender instructed the Company to fully explain its plans to come back into compliance with the Current Ratio covenant in their September 30, 2014 Compliance Certificate which is made upon filing of the Company’s September 30, 2014 SEC Form 10-Q filing.

On November 19, 2014, Aurora entered into a Waiver of Event of Default (the “Waiver Agreement”) with the Lender. Under the terms of the Waiver Agreement, the Lender agreed to waive an event of default under the Loan Agreement resulting from Aurora’s failure to maintain a current ratio of at least 1.00 to 1.00 as of the end of the fiscal quarter ending September 30, 2014 subject to certain conditions set forth therein, including the receipt by Aurora by December 1, 2014 of Navitus of at least $1.5 million to be used to reduce Aurora's outstanding liabilities. As of December 1, 2014, the required equity contributions from Navitus had not been received by Aurora, therefore the lender has the right but not the obligation to elect certain remedies, including, among other things, the acceleration of all amounts due under the Credit Agreement. As a result, the $800,000 outstanding balance of the Credit Agreement has been classified as a current liability in accordance with GAAP. The Company has not been notified by the Lender of any changes in the terms of the debt repayment at this time. Aurora continues to be current in all related interest and fee obligations, and expects the required Navitus equity contributions over the next thirty days and be in compliance with all Credit Agreement covenants at December 31, 2014.

The Company has fully utilized its borrowing base as of September 30, 2014. During the first quarter ended March 31, 2014 and second quarter ended June 30, 2014, Aurora drew $868,000, and $365,000 respectively, of the initial $1,450,000 borrowing base. In May 2014, revisions to the Credit Agreement lowered the borrowing base from $1,450,000 to $800,000 due to the sale of the Lightnin’ properties. In effect, Victory was obligated to pay $433,000 of the $1.23 million in credit loans utilized to meet the requirements of the new borrowing base.

Amortization of debt financing costs and interest expense on this debt for the three months and nine months ended September 30, 2014 was $18,631 and $49,639, respectively.

Note 7 – Related Party Transactions

The Company has a combined receivable from Navitus and Blackacre Resources, LLC. (an investment firm in which two of the Company's board of directors are members of management) of $169,141 and $68,571 as of September 30, 2014 and December 31, 2013, respectively. The Company also uses legal and consulting services of three members of its Board of Directors in the ordinary course of the Company’s business and reimburses for travel related costs. These charges totaled $268,219 and $89,375 for the nine months ended September 30, 2014 and 2013, respectively. Accrued liabilities to affiliates as of September 30, 2014 and December 31, 2013 were $33,323 and $18,542, respectively. In accordance with the Second Amended Partnership Agreement, the Company receives a 2% management fee on gross receipts of Aurora. The management fee totaled $3,470 and $92,632 for the three and nine months ended September 30, 2014, respectively. There were no management fees charged during the three and nine months ended September 30, 2013, respectively.

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

During the three months ended September 30, 2014 and nine months ended September 30, 2014, and in consideration of capital contributions by Aurora of $250,000 and $1,140,000, respectively, pursuant to the Company’s capital contribution agreement with Aurora, the Company issued 250,000 and 1,140,000 common stock warrants, respectively, to Navitus with an exercise price ranging from $0.14-$0.41. The warrants vest immediately and the Company valued the common stock warrants using the Black Scholes Option Pricing Model, for the three and nine months ended September 30, 2014 was $77,500 and $339,700, respectively.

During the three and nine months ended September 30, 2014, and respectively, the Company issued 1,250,000 shares of common stock, 400,000 common stock options, and 175,000 shares of restricted common stock. The common stock options are vesting over a period of 36 months.

Note 9 - Commitments and Contingencies

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

The case was tried on February 8 and 9, 2012. The Court found in favor of Oz and rendered a trespass finding against Victory and the other defendants. This case was appealed to the 8th Court of Appeals in El Paso, Texas, wherein that Court affirmed the ruling of the trial court. A Motion for Rehearing has been filed with the 8th Court of Appeals in El Paso, Texas. Victory has no monetary liability beyond those funds that were held in the registry of the Court on the date of judgment.

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

Note 10 - Subsequent Events

On November 1, 2014, the Company issued 175,000 shares of restricted stock to an investor relations management company.

On November 19, 2014, Aurora entered into a Waiver of Event of Default (the “Waiver Agreement”) with the Lender. Refer to Note 6 regarding the Waiver Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with (i) our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K/A for the year ended December 31, 2013 ("2013 Form 10-K/A"). Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors discussed in “Cautionary Notice Regarding Forward Looking Statements and “Risk Factors” in our 2013 Form 10-K/A could cause future production, revenues and expenses to differ materially from our expectations.

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements.

General Overview

The Company is an early stage, high growth oil and gas exploration and production (E&P) company focused on the acquisition and development of assets in the Permian Basin. The Company is based in Austin, Texas with additional technical resources in Midland, Texas. The Company currently holds interests in the Permian Basin where its geologic targets are the multi-stack resource play opportunities such as the Wolfcamp, Wolfberry, Mississippian, Cline and Fusselman formations. The Company is currently growing through sustainable vertical well development on existing properties and through new acquisitions, which offer repeatable results and additional acreage for long term drilling programs.

Investment objectives are focused on creating long-term shareholder value by increasing oil and natural gas reserves, improving financial returns (higher production volumes and lower costs), and managing capital growth on its balance sheet. This includes the established $25 million credit facility with Texas Capital Bank of Dallas, Texas, in April of 2014.

On September 30, 2014, the Company acquired the Permian Basin Fairway Operation prospect located in Glasscock County, Texas, which held 7 (gross) and 0.7 (net) producing wells. Additional components of the acquisition on which the title curative process was completed, and an additional payment was made July 31, 2014 in the amount of $558,246. We also accrued $346,988 for additional leasehold costs related purchase price adjustments.

At September 30, 2014, the Company held a working interest in 31 net wells located in the States of Texas and New Mexico. During the nine months ended September 30, 2014, the Company participated in the completion of 4 (gross) and 0.4 (net) wells, respectively. All wells were successfully completed.

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

Going Concern

As presented in the condensed consolidated financial statements, the Company has reported net losses, attributable to Victory, of $785,910 and $1,067,153 during the nine months ended September 30, 2014 and 2013, respectively and losses are expected to continue in the near term. The Company has been funding its operations from the sale of assets, as well as contributions made by its Navitus partners. Management anticipates that significant additional capital expenditures and acquisitions will be necessary to develop the Company’s oil and natural gas properties, which contain proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

Management is pursuing business partnering arrangements for the acquisitions and development of its properties as well as debt and equity funding through private placements. Without outside investment from the sale of equity securities, debt financing or partnering with other oil and natural gas companies, operating activities and overhead expenses must be reduced to match available operating cash flows.

The accompanying condensed consolidated financial statements are prepared as if the Company will continue as a going concern. The condensed consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Factors affecting financial reporting of our general and administrative expenses

Our historical general and administrative expenses included in our results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Growth-in-business related general expenses

As part of our stated growth through acquisitions and development business plan, the Company has incurred additional costs associated with one key acquisition, during the quarter ended September 30, 2014.  Among other things, these additional general and administrative expenses include legal, and geological analysis costs associated with title examination of properties, contractual purchase and sale agreements and third party reservoir engineering and geologic assessments for reserve calculations.  Additionally, as part of the Company’s credit facility agreement with our creditor bank, we also pay related legal expenses for property review and assessment.  All of these expenses help us protect the assets of the Company and secure bank funding.  These specific expenses are not quarterly recurring per se, however they will occur again when additional opportunities to increase reserves and future development opportunities present themselves.  These expenses were significant, but enabled these key business growth transactions to be prudently structured and completed. We estimate the acquisition related costs to be significant as we continue to grow the asset base.

We have incurred significant costs to structure and close our debt facility and will continue to incur such costs as our asset base allows prudent borrowing against our proved reserves. These costs can fluctuate as debt instruments are ended, modified and replaced with new creditor entities.

We have incurred non-recurring costs associated with investor and public relations which are critical to operate and expand in the public company arena.   These include our engagement of a SEC registered investment advisor as our market maker, and their services to help the Company move its trading platform from the OTCQX exchange.  This move will help us in our next platform transition to a larger exchange in the future.  Additionally, the Company engaged an investor relations and corporate communications firm to help improve investor communications, capital markets development and awareness.  The Company is now presenting to large capital sources across the country and will continue to do so in the near future, and this firm has in the past helped companies move up to the largest of stock exchanges (NASDAQ, NYSE).

We have incurred director and employee stock based compensation, all non-cash in nature, as part of our key employee acquisition and retention plan. As we grow, we need to add new talent and incentivize our current key employees to stay with the company.  The 2014 Long Term Incentive Plan, recently approved by our shareholders, was a key element of the platform to fulfill this need.  Among other things, the Company incurred SEC related legal expenses as part of this plan and shareholder vote.  Stock grants and multi-year stock option award based compensation is now a fundamental part of the Company’s key-employee retention plan.

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

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 were as follows:

	(Unaudited)
	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
OIL AND GAS REVENUES	$173,527	$244,848	$(71,321)	(29)%
COSTS AND EXPENSES
Lease operating expense	42,154	55,849	(13,695)	(25)%
Production Taxes	9,547	14,113	(4,566)	(32)%
Dry hole costs	576	87,626	(87,050)	(99)%
Exploration	27,641	3,082	24,559	797%
General and administrative expense	656,586	383,458	273,128	71%
Impairment	—	11,160	(11,160)	(100)%
Depletion, depreciation, and amortization	81,952	90,962	(9,010)	(10)%
Total expenses	818,456	646,250
LOSS FROM OPERATIONS	(644,929)	(401,402)
OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	507	20,765	(20,258)	n/a
Management fee income	3,470	—	3,470	n/a
Interest expense	(18,631)	111	(18,742)	n/a
Total net other income and expense	(14,654)	20,876
NET LOSS BEFORE TAX BENEFIT	(659,583)	(380,526)	(279,057)
TAX BENEFIT	—	—
NET LOSS	(659,583)	(380,526)	(279,057)
Less: Net income (loss) attributable to non-controlling interest	(36,788)	(39,470)	2,682	(7)%
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(622,795)	$(341,056)	$(281,739)	(83)%

Revenues: Our revenues decreased $71,321 or 29% to $173,527 for the three months ended September 30, 2014 from $244,848 for the three months ended September 30, 2013. The decrease in production is primarily due to the sale of the Lightnin' property in the end of the second quarter 2014.

Lease operating expense: Lease operating expenses decreased $13,695 to $42,154 or 25% from $55,849 for the three months ended September 30, 2014. The decrease is primarily due to the sale of the Lightnin' property in the end of the second quarter 2014.

Production taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $4,566 or 32% to $9,547 for the three months ended September 30, 2014 from $14,113 for the three months ended September 30, 2013. The decrease percentage is primarily due to the sale of the Lightnin' property in the end of the second quarter 2014.

Dry hole costs: Dry hole costs decreased $87,050 or 99% for the three months ended September 30, 2014 from $87,626 for the three months ended September 30, 2013. The prior year dry hole costs were in connection with the Company’s dry hole in the Bootleg Canyon Prospect in Texas.

 Exploration expense: Exploration expense increased $24,559 or 797% to $27,641 from $3,082 for the three months ended September 30, 2013. The increase in Exploration expense is primarily the result of geological and geophysical (G&G) costs associated with the services related to acquisition work.

General and administrative expense: General and administrative expenses increased $273,128 or 71% to $656,586 for the three months ended September 30, 2014 from $383,458 for the three months ended September 30, 2013. The increase is primarily due to costs associated with investor relation services, legal and audit fees, and an increase in non-cash - stock compensation expense for awards and options granted during the period.

Impairment of assets: Asset impairments decreased $11,160 or 100% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decline was the result of the Company’s impairment of its Kemnitz 17#1 well in 2013.

Depletion, depreciation and amortization: Depletion, depreciation and amortization decreased $9,010 or 10% to $81,952 for the three months ended September 30, 2014 from $90,962 for the three months ended September 30, 2013. The change is primarily due to the sale our Lightnin’ wells in June 2014 coupled with lower production volumes in the three months ended September 30, 2014.

Management fee income: Management fee income increased $3,470 for the three months ended September 30, 2013. Victory charges a 2% management fee which began as of December 31, 2013.

Interest expense: Amortization of debt financing costs and interest expense increased $18,742 for the three months ended September 30, 2014 from $111 of interest income (net) for the three months ended September 30, 2013. On February 24, 2014, Aurora, as borrower, closed a $25,000,000 revolving credit facility, which included $1,450,000 operating base and a 4.5% interest rate. Interest expense in 2013 was not related to the debt financing. The Company utilized this facility in April 2014 for the first time.

Income taxes: There is no provision for income tax recorded for either the three months ended September 30, 2014 or for the three months ended September 30, 2014 due to the net operating loss carry forwards (“NOLs”) up through the period ending September 30, 2014. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Nine Months Ended September 30, 2014 compared to the nine Months Ended September 30, 2013

Our condensed consolidated operating statements of revenue, operating expenses, and net income for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 were as follows:

	(Unaudited)
	Nine Months Ended September 30,			Percentage Change
	2014	2013	Change	Inc (Dec)
REVENUE	$606,487	$500,526	$105,961	21%
COSTS AND EXPENSES
Lease operating expense	157,786	130,835	26,951	21%
Production Taxes	34,809	34,716	93	—%
Dry hole costs	576	91,236	(90,660)	(99)%
Exploration	51,813	18,659	33,154	178%
General and administrative expense	2,120,214	1,283,901	836,313	65%
Impairment	—	11,160	(11,160)	(100)%
Depletion, depreciation and amortization	252,024	168,861	83,163	49%
Total expenses	2,617,222	1,739,368	877,854
LOSS FROM OPERATIONS	(2,010,735)	(1,238,842)
OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	2,160,099	20,765	2,139,334	n/a
Management fee income	92,362	—	92,362	n/a
Interest expense	(49,639)	(835)	(48,804)	n/a
Total net other income and expense	2,202,822	19,930	2,182,892
INCOME (LOSS) BEFORE TAX BENEFIT	192,087	(1,218,912)	1,410,999
TAX BENEFIT	—	—
NET INCOME (LOSS)	192,087	(1,218,912)
Less: Net income (loss) attributable to non-controlling interest	977,997	(151,759)	1,129,665	744%
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(785,910)	$(1,067,153)	$281,243	(26)%

Revenues: Our oil and gas revenues increased $105,961 or 21% to $606,487 for the nine months ended September 30, 2014 from $500,526 for the nine months ended September 30, 2013. The increase in production was primarily due to the Fairway acquisition, the University 6 #1 and #2 wells that were developed in Bootleg Canyon, and new production on the Chapman well, partially offset by the sale of the Lightnin property in late second quarter.

Lease operating expenses: Lease operating expenses increased $26,951 or 21% to $157,786 for the nine months ended September 30, 2014 from $130,835 for the nine months ended September 30, 2013. The increase in lease operating expenses reflects an increase in the number of producing wells in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Production taxes: Production taxes increased $93 to $34,809 for the nine months ended September 30, 2014 from $34,716 for the nine months ended September 30, 2013. The increase is not considered significant but it is lower than the revenue increase due to the lower natural gas production compared to the prior year, as natural gas is taxed at much higher rates than oil.

Exploration expense: Exploration expense increased $33,154 or 178% to $51,813 for the nine months ended September 30, 2014 from $18,659 for the nine months ended September 30, 2013. The increase in exploration expense is primarily the result of geological and geophysical (G&G) costs associated with the services related to additional acquisition work.

Dry hole expense: Dry hole expense decreased $90,660 or 99% to $576 for the nine months ended September 30, 2014 from $91,236 for the nine months ended September 30, 2013. The company recorded expense for a dry hole in Bootleg Canyon Prospect in the nine months ended September 30, 2013.

General and administrative expense: General and administrative expenses increased $836,313 or 65% to $2,120,214 for the nine months ended September 30, 2014 from $1,283,901 for the nine months ended September 30, 2013. The increase is primarily due to costs associated with investor relation services, legal and audit fees associated with the acquisition, and an increase in non-cash stock compensation expense for awards and options granted during the nine-month period ended September 30, 2014.

Depletion, depreciation, and amortization: Depletion, depreciation and amortization increased $83,163 or 49% to $252,024 for the nine months ended September 30, 2014 from $168,861 for the nine months ended September 30, 2013. The increase reflects the increase in the amount of producing volumes during the respective time periods.

Gain on sale of asset: The $2,139,334 increase in the Gain on sale of asset is the result of the sale of the Lightnin’ property. On June 5, 2014, Aurora completed the sale of all of its interest in the Lightnin’ property, in which Aurora held a 20% working and 15% net revenue interest.

Management fee income: Management fee income increased $92,362 for the nine months ended September 30, 2014. Victory charges a 2% management fee to Navitus which began as of December 31, 2013.

Interest expense: Interest expense increased $48,804 for the nine months ended September 30, 2014. On February 24, 2014, Aurora, as borrower, closed a $25,000,000 revolving credit facility, which included $1,450,000 operating base and a 4.5% interest rate. Interest expense in 2013 was not related to the debt financing. The Company utilized this facility in April 2014 for the first time.

Income Taxes: There is no provision for income tax recorded for either the nine months ended September 30, 2014 or for the nine months ended September 30, 2013 due to the NOLs for both years. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets for the periods ended September 30, 2014 and September 30, 2013. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the NOLs and will recognize a deferred tax asset at that time. Our NOLs generally begin to expire in 2025.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2014 as compared to December 31, 2013, are as follows:

	September 30, 2014	December 31, 2013

Cash	$46,062	$20,858
Total current assets	$293,700	$244,634
Total assets	$5,488,652	$2,474,022
Total current liabilities	$2,403,695	$576,173
Total liabilities	$2,445,812	$628,127

At September 30, 2014, we had a working capital deficit of $2,109,995 compared to a working capital deficit of $331,539 at December 31, 2013. Current liabilities increased to $2,403,695 at September 30, 2014 from $576,173 at December 31, 2013.

Net cash used in operating activities for the nine months ended September 30, 2014 was $172,983 after the net income of $192,087 was decreased by $1,368,730 in non-cash charges and gain on the sale of assets and offset by $1,003,660 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the nine months ended September 30, 2013 of $575,925 after the net loss for that period of $1,218,912 was decreased by $236,856 in non-cash charges and $406,131 in changes to other operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2014 was $971,923 of which all was used for acquisitions, leases, drilling, and related costs. The Company also received $4,021,000 in proceeds from the sale of the Lightnin' properties. This compares to $1,473,366 in drilling and acquisition costs offset by $160,000 for farm out of leaseholds sold for the nine months ended September 30, 2013.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $1,170,110 of which $1,140,000 was contributions from Navitus, $647,421 reduction was distributions to Navitus, $122,469 reduction was the cost for debt financing, and $1,233,000 was bank financing proceeds less $433,000 of principal payments of debt financing. This compares to $2,056,000 of contributions for the nine months ended September 30, 2013.

On November 19, 2014, Aurora entered into a Waiver of Event of Default (the “Waiver Agreement”) with the Lender. Under the terms of the Waiver Agreement, the Lender agreed to waive an event of default under the Loan Agreement resulting from Aurora’s failure to maintain a current ratio of at least 1.00 to 1.00 as of the end of the fiscal quarter ending September 30, 2014 subject to certain conditions set forth therein, including the receipt by Aurora by December 1, 2014 of Navitus of at least $1.5 million to be used to reduce Aurora's outstanding liabilities. As of December 1, 2014, the required equity contributions from Navitus had not been received by Aurora, therefore the lender has the right but not the obligation to elect certain remedies, including, among other things, the acceleration of all amounts due under the Credit Agreement. As a result, the $800,000 outstanding balance of the Credit Agreement has been classified as a current liability in accordance with GAAP. The Company has not been notified by the Lender of any changes in the terms of the debt repayment at this time. Aurora continues to be current in all related interest and fee obligations, and expects the required Navitus equity contributions over the next thirty days and be in compliance with all Credit Agreement covenants at December 31, 2014.

Revenue Trends

The Company’s oil and gas revenue fluctuations are directly related to the volumes produced and the commodity prices paid over the respective periods presented. Oil revenues declined $62,485 or 34% from $185,066 to $122,581 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and gas revenues declined $8,836 or 15% from $59,782 to $50,946 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. As a result of these fluctuations, the Company’s oil revenues declined to 71% from 76% of total revenues, and the Company’s gas revenues increased from 24% to 29% of total revenues.

The Company’s oil revenues increased $90,136 or 28% from $327,138 to $417,274 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, and gas revenues increased $15,825 or 9% from $173,388 to $189,213 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. As a result of these fluctuations, the Company’s oil revenues increased to 69% from 65% of total revenues, and the Company’s gas revenues decreased from 35% to 31% of total revenues.

The following table provides the Company's oil and natural gas revenues for the three and nine months ended September 30, 2014 and September 30, 2013.

	(Unaudited)				(Unaudited)
	The Three Months Ended				The Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Oil Revenue	$122,581	71%	$185,066	76%	$417,274	69%	$327,138	65%
Gas Revenue	50,946	29%	59,782	24%	189,213	31%	173,388	35%
Total Revenue	$173,527	100%	$244,848	100%	$606,487	100%	$500,526	100%

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. Based on this assessment, management identified the following material weakness that has caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

We do not have sufficient segregation of duties within all accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address this material weakness, management performed other procedures and additional analyses to ensure that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

The Company hired a CFO/Controller on June 2, 2014 and began to make limited changes to improve the Company’s internal control over financial reporting during the period ended June 30, 2014. The Company continued making changes during the period covered by this report, but these changes have not been tested and cannot be relied upon at this time.  These changes have included document version control of the filing document, supervisor review of all accounting entries to recording operator JIB invoices, and new operational accounting variance reports to analyze results of operations. Management plans to continue to put in place changes which will be designed to improve the internal controls over financial reporting during the remainder of 2014.  However, during the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting that had a material effect, or that are reasonably likely to materially affect, on the Company’s internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of the litigation as reported in Item 3 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on April 21, 2014.

Item 1A. Risk Factors

We are subject to certain risks. For a discussion of these risks, see "Risk Factors" in our most recent Annual Report on Form 10-K, as amended. Except as set forth below, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, as amended, during the quarter ended September 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the nine months ended September 30, 2014:

During the nine months ended September 30, 2014 we issued warrants to purchase shares of common to stock at exercise prices ranging from $0.14 to $0.41 to Navitus in consideration of capital contributions by Aurora of $1,140,000 pursuant to the Company’s capital contribution agreement with Aurora.  The Company issued these warrants between January 6, 2014 through July 16, 2014.

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

VICTORY ENERGY CORPORATION

Date:	December 3, 2014	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

Date:	December 3, 2014	By:	/s/ Fred J. Smith, Jr.
Fred J. Smith, Jr.
Chief Financial Officer