Form 10-Q
period 2015-03-31
VICTORY ENERGY CORP
filed 2015-06-05
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 5, 2015, there were 29,302,826 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

Cautionary Notice Regarding Forward Looking Statements

The terms “Victory,” “Company,” “we,” “our,” and “us,” refer to Victory Energy Corporation and its consolidated subsidiaries unless the context suggests otherwise. Substantially all of Victory’s asset interests are held through Aurora Energy Partners ("Aurora"), a Texas general partnership, of which Victory controls as managing partner and consolidates as a subsidiary of Victory. Victory holds a 50% controlling partnership interest in Aurora.

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

Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. It is not possible to identify all of these risks, uncertainties or assumptions. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•

•	continued operating losses;

•	our ability to continue as a going concern;

•	our dependence on external sources of financing to operate our business and meet our debt service obligations;

•	difficulties in raising additional capital;

•	our inability to meet the required financial covenants of our lender:

•	our inability to pay a preferred return to The Navitus Energy Group for new capital contributions to Aurora Energy Partners;

•	challenges in growing our business;

•	designation of our common stock as a “penny stock” under Securities and Exchange Commission (the “SEC”) regulations;

•	FINRA requirements that may limit the ability to buy and sell our common stock;

•	illiquidity and price volatility of our common stock;

•	the highly speculative nature of an investment in our common stock;

•	climate change and greenhouse gas regulations;

•	global economic conditions;

•	the substantial amount of capital required by our operations;

•	the volatility of oil and natural gas prices;

•	the high level of risk associated with drilling for and producing oil and natural gas;

•	the accuracy of assumptions associated with reserve estimates;

•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;

•	potential exploration, production and acquisitions may not maintain revenue levels in the future;

•	our recent acquisition of additional oil and natural gas assets in the Permian Basin and other future acquisitions may yield revenues or production that differ significantly from our projections;

•	difficulties associated with managing a growing enterprise;

•	strong competition from other oil and natural gas companies;

•	the unavailability or high cost of drilling rigs and related equipment;

•	our inability to control properties that we do not operate;

•	our dependence on third parties for the marketing of our crude oil and natural gas production;

•	our dependence on key management personnel and technical experts;

•

•	our inability to keep pace with technological advancements in our industry;

•	the potential for write-downs in the carrying values of our oil and natural gas properties;

•	our compliance with complex laws governing our business;

•	our failure to comply with environmental laws and regulations;

•	the demand for oil and natural gas and our ability to transport our production;

•	the financial condition of the operators of the properties in which we own an interest;

•	our levels of insurance or those of our operators may be insufficient;

•

•	the dilutive effect of additional issuances of our common stock, options or warrants;

•

•	the results of pending litigation; and

•	the dissolution of the Aurora partnership agreement.

Additionally, the information set forth under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this Quarterly Report on Form 10-Q and under the caption “Risk Factors”, in Item 1A of the Quarterly Report on Form 10-Q could cause actual results to differ materially from those in the forward-looking statements. Other unpredictable or unknown factors not discussed in this Quarterly Report on Form 10-Q and other documents filed with the SEC could also cause actual results to differ materially from those in the forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Unless legally required, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$176,520	$2,941
Accounts receivable - less allowance for doubtful accounts of $395,928, and $200,000 for March 31, 2015 and December 31, 2014, respectively	32,407	41,565
Accounts receivable - affiliates	125,056	124,367
Note receivable - less allowance for doubtful accounts of $350,000 and $0, for March 31, 2015 and December 31, 2014, respectively	—	—
Prepaid expenses	14,317	21,846
Total current assets	348,300	190,719
Fixed Assets
Furniture and equipment	46,883	46,883
Accumulated depreciation	(19,581)	(17,965)
Total furniture and equipment	27,302	28,918

Oil and gas properties, net of impairment (successful efforts method) (See footnotes 2 and 3)	3,767,267	2,838,573
Accumulated depletion, depreciation and amortization	(1,780,232)	(1,942,380)
Total oil and gas properties, net	1,987,035	896,193
Other Assets
Deferred debt financing costs, net	77,677	87,883
Total Assets	$2,440,314	$1,203,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable (See footnotes 2 and 3)	$1,930,857	$1,119,896
Accrued liabilities	228,537	221,209
Accrued liabilities - affiliates	277,157	477,934
Liability for unauthorized preferred stock issued	9,283	9,283
Revolving credit facility current portion	800,000	800,000
Note payable (See footnote 7)	250,000	—
Asset retirement obligations	17,616	3,721
Total current liabilities	3,513,450	2,632,043
Other Liabilities
Asset retirement obligations	32,161	40,493
Total long term liabilities	32,161	40,493
Total liabilities	3,545,611	2,672,536
Stockholders' Equity
Common stock, $0.001 par value, 47,500,000 shares authorized, 29,302,826 shares and 29,202,826 shares issued and outstanding for March 31, 2015 and December 31, 2014, respectively	29,303	29,203
Additional paid-in capital	35,071,268	34,974,441
Accumulated deficit	(41,658,399)	(40,111,826)
Total Victory Energy Corporation stockholders' deficit	(6,557,828)	(5,108,182)
Non-controlling interest	5,452,531	3,639,359
Total stockholders' equity	(1,105,297)	(1,468,823)
Total Liabilities and Stockholders' Equity	$2,440,314	$1,203,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Oil and Gas Revenues	$128,568	$194,983
Operating Expenses:
Lease operating expenses	34,513	61,669
Production taxes	6,699	10,135
Exploration	3,491	4,495
General and administrative expense	1,644,364	481,915
Impairment of oil and natural gas properties	5,496	—
Depletion/depreciation/amortization	75,199	78,031
Total operating expenses	1,769,762	636,245
Loss from Operations	(1,641,194)	(441,262)
Other Income (Expense):
Management fee income	1,499	3,899
Interest expense	(18,706)	(8,785)
Total net other income and (expense)	(17,207)	(4,886)
Loss before Tax Benefit	(1,658,401)	(446,148)
Tax benefit	—	—
Net loss	(1,658,401)	$(446,148)
Less: Net loss attributable to non-controlling interest	(111,828)	(10,845)
Net loss attributable to Victory Energy Corporation	$(1,546,573)	$(435,303)

Weighted average shares, basic and diluted	29,203,950	27,563,619
Net loss per share, basic and diluted	$(0.05)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,658,401)	$(446,148)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Amortization of debt financing costs	10,206	3,968
Accretion of asset retirement obligation	3,057	1,395
Depletion, depreciation, and amortization	75,199	78,031
Impairment of assets	5,496	—
Stock based compensation	38,027	—
Restricted stock in exchange for services	58,900	—
Change in operating assets and liabilities
Accounts receivable	9,158	35,872
Accounts receivable - affiliates	(689)	(3,900)
Prepaid expense	7,529	(72,538)
Accounts payable	41,108	16,656
Accrued liabilities	7,328	(1,319)
Accrued liabilities – affiliates	(200,777)	(15,349)
Net cash used in operating activities	(1,603,859)	(403,332)
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and completion costs	(147,562)	(461,970)
Renewal of leaseholds	—	(22,577)
Net cash used in investing activities	(147,562)	(484,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	1,925,000	320,000
Debt financing costs	—	(122,469)
Proceeds from issuance of note payable	—	868,000
Net cash provided by financing activities	1,925,000	1,065,531
Net change in cash	173,579	177,652
Beginning cash	2,941	20,858
Ending cash	$176,520	$198,510

Supplemental cash flow information:
Cash paid:
Interest	$8,500	$3,893
Non-cash investing and financing activities:
Asset retirement obligation incurred	$2,506	$3,955
Accrued capital expenditures	$1,022,359	$—

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Organization and Summary of Significant Accounting Policies

Victory is an independent, growth oriented natural resources company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners, a Texas general partnership (“Aurora”). Current operations are located onshore primarily in the State of Texas. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 29,302,826 shares of common stock outstanding as of March 31, 2015. The Company’s corporate headquarters are located at 3355 Bee Caves Road, Suite 608, Austin, TX 78746.

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2015, for three month periods ended March 31, 2015 and 2014, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission "SEC" for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of Victory and Aurora as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America “U.S. GAAP”, have been included.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 31, 2015.

Non-controlling Interests:

The Navitus Energy Group, a Texas general partnership (“Navitus”) is a partner with Victory in Aurora. Victory and Navitus each own a 50% partnership interest in Aurora. Victory is the Managing Partner and has contractual authority to manage the business affairs of Aurora.

The non-controlling interest in Aurora is held by Navitus. As of March 31, 2015, $5,452,531 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with losses attributable to non-controlling interests of $111,828 and $10,845 for the three months ended March 31, 2015 and 2014, respectively. As of December 31, 2014, $3,639,359 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets at March 31, 2015 and December 31, 2014. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Stock Based Compensation and Expense:

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

The Company recognized stock-based directors compensation expense from stock awards granted to directors for services of $27,090 and $0 for the three months ended March 31, 2015 and 2014, respectively.

The Company recognized stock-based incentive compensation expense from stock options granted to officers and employees of the company of $10,937 and $0 for the three months ended March 31, 2015 and 2014, respectively.

The Company also recognized stock-based general and administrative expense of $58,900 and $0 from restricted stock and stock options issued to consultants for the three months ended March 31, 2015 and 2014, respectively.

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

As presented in the condensed consolidated financial statements, the Company is reporting a net loss, attributable to Victory Energy Corporation, of $1,546,573 and $435,303 for the three months ended March 31, 2015 and 2014, respectively.

Proceeds from debt and Navitus contributions to Aurora have allowed the Company to continue operations and invest in oil and natural gas properties. Management anticipates that operating losses will continue until new wells are drilled and or acquisitions are successfully completed and incremental production increases operating profit.

The Company has invested 147,562 and $461,970, respectively, in leases, drilling and completion costs, and property acquisitions for the three months ended March 31, 2015 and 2014, respectively.

The Company remains in active discussions with Navitus and with third parties relating to the capital infusion and longer term financing required to cover our expected deficit in cash flow from operating activities, reduce or pay our borrowing base deficiency (as defined below) and to fund our capital expenditures planned for 2015. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows. The Company, through Aurora as borrower, entered a $25 million credit facility (the "Credit Agreement") with Texas Capital Bank, National Association on February 20, 2014. See Note 6 “Revolving Credit Agreement”. As of March 31, 2015 the Company has $800,000 in principal amount outstanding under the Credit Agreement. The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

On April 13, 2015 (the “Redetermination Date”), the Lender notified Aurora that the Lender had completed its redetermination of Aurora’s borrowing base (the “Borrowing Base Redetermination”), lowering the borrowing base, effective as of the Redetermination Date, from $800,000 to $500,000. Additionally, the Lender notified Aurora that, based on the Lender’s redetermination of Aurora’s borrowing base, the monthly reduction amount under the Credit Agreement will be increased, commencing on June 1, 2015, from $0 to $10,000. Pursuant to this increase in the monthly reduction amount, Aurora’s borrowing base will be automatically reduced by $10,000 on the first day of each calendar month beginning on June 1, 2015 until the Lender’s next periodic borrowing base redetermination. After giving effect to the Borrowing Base Redetermination, the outstanding amount of loans to Aurora under the Credit Agreement exceeds the borrowing base by $300,000 (the “Borrowing Base Deficiency”). While the Deficiency exists, the interest rate paid by Aurora under the Credit Agreement will be automatically increased by 200 basis points.

Pursuant to the terms of the Credit Agreement, Aurora is required to take one of the following actions to timely eliminate the
Deficiency: (a) prepay the Deficiency in full within 30 days of the Redetermination Date, (b) execute mortgages covering additional oil and gas properties not evaluated in the most recent reserve report having present values which, in the opinion of the Lender, taken in the aggregate are sufficient to increase the borrowing base to an amount at least equal to the total amount of loans outstanding to Aurora under the Credit Agreement, or (c) a combination of items (a) and (b) above, as is acceptable to the Lender. Aurora must provide written notice to the Lender within ten days of the Redetermination Date as to how Aurora intends to timely eliminate the Deficiency. If Aurora fails to provide such written notice to the Lender within ten days, it will be determined to have elected the Deficiency prepayment option. Pursuant to the terms of the Credit Agreement, Aurora had 30 days from the Redetermination Date to cure the Deficiency in the manner it elects.

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Revolving Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing in June 2015.
On May 13, 2015, Aurora informed the Lender it would not make the required $300,000 payment but was submitting the newly acquired five Eagle Ford wells as additional collateral to be considered and its willingness to execute mortgages regarding the properties to meet the Deficiency. The Lender has received the additional reserve and related assignment information, and is currently evaluating the effect on the previously calculated Borrowing Base Deficiency. The Company and the Lender are working on a related forbearance agreement addressing the events of default. As of June 3, 2015, the Company paid the aforementioned June monthly principle reduction of $10,000.

Note 2 – Acquisitions

Planned Business Combination

As previously disclosed in the Company's Form 8-K filed on February 4, 2015, Victory Energy Corporation entered into a letter of intent ("LOI") relating to a proposed business combination with Lucas Energy, Inc. ("Lucas"). The business combination was contingent on, among other things, the parties completing due diligence, including title due diligence, the mutual negotiation of definitive documents, regulatory approvals and the registration of the securities to be issued to the shareholders of the combined company resulting from the Combination (the “Combined Company”).
On February 26, 2015, Victory entered into (a) the Pre-Merger Collaboration Agreement (the “Collaboration Agreement”) by and between Victory, Lucas, Navitus and AEP Assets, LLC, a wholly-owned subsidiary of Aurora (“AEP”); and (b) the Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Victory and Lucas . Subsequently the parties entered into Amendment No. 1 to the Pre-Merger Collaboration Agreement on March 3, 2015 , which amendments affected thereby are included in the discussion of the Collaboration Agreement below.
On March 2, 2015, payments of $195,928 and $317,027 were made by Aurora , on behalf of the Victory, to Earthstone Energy/Oak Valley Resources and Penn Virginia, respectively, pursuant to the Pre-Merger Collaboration Agreement for costs related to the two Earthstone Energy/Oak Valley Resources and the five Penn Valley operated Eagle Ford wells, respectively.
The Initial Draw, and any other amounts borrowed under the Loan Agreement are evidenced by a Secured Subordinated Delayed Draw Term Note issued by Lucas in favor of Victory, which is in an initial amount of $250,000 (the “Draw Note”). Borrowings evidenced by the Draw Note accrue interest at 0.5% per annum, with accrued interest payable in one lump sum on maturity. The maturity date of the Draw Note is February 26, 2016 and Lucas has the right to pre-pay any amounts owed under the Draw Note at any time with ten days prior written notice to the Victory. Upon the occurrence of an event of default (as described in the Draw Note), the interest rate increases by 5% per annum, Victory can declare the entire outstanding balance of the Draw Note immediately due and payable, and can further take actions to enforce its security interests in the Pledged Shares Pursuant to the above, a total of $350,000 was paid to Lucas through March 31, 2015 and is recorded to notes receivable. Through May 27, 2015, a total of $600,000 was paid to Lucas under the Draw Note.
As previously disclosed in the Company's Form 8-K filed on May 11, 2015, the Company terminated its previously disclosed non-binding letter of intent (the “LOI”) with Lucas pursuant to its terms, which permitted either the Company or Lucas to terminate the LOI by written notification to the other party. As previously disclosed, the LOI contemplated the combination of the businesses of the Company and Lucas by way of a merger (the “Proposed Business Combination”). The Company also notified Lucas pursuant to the Loan Agreement between the Company and Lucas dated February 26, 2015, as well as the related promissory note, and that it will not extend any further credit to Lucas under the Loan Agreement. The Company and Lucas are currently negotiating a mutual settlement. Merger related direct costs, as well as cost related to reserving amounts receivable on advances made under the Collaboration Agreement total approximately $957,000 and included in General and Administrative expense for the three months ended March 31, 2015. Additional costs to be incurred with concluding the merger termination in the next quarter, including the additional $250,000 of working capital advanced to Lucas from April 1, 2015 through May 11, 2015. Due to the financial condition of Lucas, this note receivable balance of $250,000 has been fully reserved as a bad debt and charged to general administrative expenses as a cost of terminated merger.

Pursuant to the aforementioned merger termination, the payment of $195,928 made by Aurora, on behalf of the Victory, to Earthstone Energy/Oak Valley Resources for costs related to the two Earthstone Energy/Oak Valley Resources operated Eagle Ford wells was reclassified to the costs of terminated merger in the Company’s general and administrative expenses as the operator has refused to refund this amount.

Pursuant to the aforementioned merger termination, the Company has recorded a Promissory Note in the amount of $250,000 payable to Louise H. Rogers, Lucas’ senior lender in conjunction with the Collaboration Agreement, which accrues interest at the rate of 18% per annum. The Promissory Note is due and payable prior to August 15, 2015 in accordance with the Pre-Merger Collaboration Agreement. In connection with the issuance of the Promissory Note, Louise H. Rogers had released the Well Rights from its security interest in order to accommodate the transactions contemplated by the Collaboration Agreement and Loan Agreement as of February 27, 2015. The Company and Lucas are currently negotiating a mutual settlement. On May 15, 2015, the Company filed the related press release of the same day announcing the above noted merger termination.

Note 3 – Oil and natural gas properties (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	March 31, 2015	December 31, 2014
Oil and natural gas properties	$3,767,267	$2,838,573
Less: accumulated depletion	(1,780,232)	(1,942,380)
Oil and natural gas properties, net	$1,987,035	$896,193

Depletion, depreciation, accretion, and amortization expense for the three months ended March 31, 2015 and 2014 was $75,199 and $78,031, respectively.

(* See footnote 2 regarding planned business combination)

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability as of and for the three months ended March 31, 2015 and the twelve months ended December 31, 2014.

	March 31, 2015	December 31, 2014
Asset retirement obligation at beginning of period	$44,214	$51,954
Liabilities incurred on properties acquired and developed	2,506	3,721
Revisions to previous estimates	—	(14,821)
Accretion expense	3,057	3,360
Asset retirement obligation at end of period	$49,777	$44,214

Note 5 – Navitus Partnership Agreement

Under terms of the Second Amended Partnership Agreement of Aurora, Navitus earns a net profits interest respective to its 50% partnership interest, and earns rights to 50% of the proceeds of asset sales. Any distributions of the net profits or proceeds from the sale of assets to partners are at the discretion of Victory, as managing partner, together with 100% of the partnership interests. The accumulated net deficits of Navitus, along with historical contributions, net of distributions, are reported as non-controlling interests in the equity section of the condensed consolidated financial statements.

Under the terms of Aurora’s Seconded Amended Partnership Agreement, Navitus Partners, LLC, the fourth partner of Aurora, admitted under the Navitus Private Placement Memorandum (the "Navitus PPM"), earns a preferred return distribution of 10% based upon capital contributions to Aurora used by Victory to acquire or develop oil and gas prospects or related enterprises on behalf of Aurora. The preferred return distribution is in addition to and does not reduce any net profits interest. Since August 23, 2012, preferred distributions rights total $1,554,557 ($25,942 attributable to 2012, $241,784 attributable to 2013, $1,170,065 attributable to 2014, and $116,766 attributable to the three months ended March 31, 2015). Victory, as managing partner, may, in its sole discretion, choose to distribute all or a portion of the preferred returns, or, apply these funds to other partnership purposes.

Navitus Partners, LLC, a partner in Navitus, also receives warrants for Victory’s common stock, allocated 50,000 warrants for every unit purchased under the Navitus PPM (equivalent of one (1) warrant for every $1.00 invested), exercisable under the terms of Aurora’s Second Amended Partnership Agreement and the Navitus PPM. Since August 23, 2012, $6,356,601 of capital contributions have resulted in issuance of 6,356,601 common stock warrants (1,100,000 in 2012, 2,191,601 in 2013, and 1,140,000 for 2014, and 1,925,000 for the three months ended March 31, 2015).

Note 6 – Revolving Credit Agreement

On February 20, 2014, Aurora, as borrower, entered a credit agreement (the "Credit Agreement") with Texas Capital Bank (“the Lender”). Guarantors on the Credit Agreement are Victory and Navitus, the two partners of Aurora. Pursuant to the Credit Agreement, the Lender agreed to extend credit to Aurora in the form of (a) one or more revolving credit loans (each such loan, a “Loan”) and (b) the issuance of standby letters of credit, of up to an aggregate principal amount at any one time not to exceed the lesser of (i) $25,000,000 or (ii) the borrowing base in effect from time to time (the “Commitment”). The initial borrowing base on February 20, 2014 was set at $1,450,000. The borrowing base is determined by the Lender, in its sole discretion, based on customary lending practices, review of the oil and natural gas properties included in the borrowing base, financial review of Aurora, the Company and Navitus and such other factors as may be deemed relevant by the Lender. The borrowing base is re-determined (i) on or about June 30 of each year based on the previous December 31 reserve report prepared by an independent reserve engineer, and (ii) on or about August 31 of each year based on the previous June 30 reserve report prepared by Aurora’s internal reserve engineers or an independent reserve engineer and certified by an officer of Aurora. The Credit Agreement will mature on February 20, 2017. Amounts borrowed under the Credit Agreement will bear interest at rates equal to the lesser of (i) the maximum rate of interest which may be charged or received by the Lender in accordance with applicable Texas law and (ii) the interest rate per annum publicly announced from time to time by the Lender as the prime rate in effect at its principal office plus the applicable margin. The applicable margin is, (i) with respect to Loans, one percent (1.00%) per annum, (ii) with respect to letter of credit fees, two percent (2.00%) per annum and (iii) with respect to commitment fees, one-half of one percent (0.50%) per annum. Loans made under the Credit Agreement are secured by (i) a first priority lien in the oil and gas properties of Aurora, the Company and Navitus, and (ii) a first priority security interest in substantially all of the assets of Aurora and its subsidiaries, if any, as well as in 100% of the partnership interests in Aurora held by the Company and Navitus. Loans made under the Credit Agreement to Aurora are fully guaranteed by the Company and Navitus.

The Credit Agreement contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens and transactions with affiliates. Among the covenants contained in the Credit Agreement are financial covenants that Aurora will maintain a minimum EBITDAX to Cash Interest Ratio of 3.5 to 1.0 and a minimum Current Ratio of not less than 1.0 to 1.0. The Current Ratio is defined under the covenants to include, as a current asset, the revolving credit availability. At December 31, 2014, Aurora's Current Ratio was 0.10 to 1 and it was therefore not in compliance with the aforementioned Current Ratio covenant requiring a ratio of current assets to current liabilities of not less than 1 to 1. Aurora notified the Lender that it is out compliance with the Current Ratio covenant and the Lender instructed the Company to fully explain its plans to come back into compliance with the Current Ratio covenant in the March 31,2015 Compliance Certificate which is made upon filing of the Company’s March 31, 2015 SEC Form 10-Q.

As a result, as of December 31, 2014, the $800,000 outstanding balance of the Credit Agreement was classified as a current liability in accordance with GAAP, the Company remained out of compliance with the current ratio covenant noted previously and has notified the Lender of such. As of March 31, 2015, the Company was in compliance with the Current Ratio, but out of compliance with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and general and administrative expenses for the quarter ending March 31, 2015.

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing as of June 1, 2015. Additionally, the Lender notified Aurora that, based on the Lender’s redetermination of Aurora’s borrowing base, the monthly reduction amount under the Credit Agreement will be increased, commencing on June 1, 2015, from $0 to $10,000. Pursuant to this increase in the monthly reduction amount, Aurora’s borrowing base will be automatically reduced by $10,000 on the first day of each calendar month beginning on June 2015 until the Lender’s next periodic borrowing base redetermination.

Amortization of debt financing costs and interest expense on this debt for the three months ending March 31, 2015 and 2014 was $18,706 and $8,785, respectively.

Note 7 - Note Payable

Pursuant to the afore mentioned merger termination, the Company has recorded a Promissory Note in the amount of $250,000 payable to Louise H. Rogers, Lucas’ senior lender in conjunction with the Pre Merger Collaboration Agreement, which accrues interest at the rate of 18% per annum. On May 11, 2015, Victory Energy Corporation (the “Company”) terminated its previously disclosed non-binding letter of intent (the “LOI”) with Lucas Energy, Inc. (“Lucas”), pursuant to its terms, which permitted either the Company or Lucas to terminate the LOI by written notification to the other party. The Promissory Note is due and payable prior to August 15, 2015 in accordance with the Pre Merger Collaboration Agreement. In connection with the issuance of the Promissory Note, Louise H. Rogers had released the Well Rights from its security interest in order to accommodate the transactions contemplated by the Collaboration Agreement and Loan Agreement as of February 27, 2015. The Company and Lucas are currently negotiating a mutual settlement. On May 15, 2015, the Company filed a form 8-K which included the related press release of the same day announcing the above noted merger termination. In connection to this note $250,000 has been charged to general and administrative expense as a cost of the terminated merger transaction.

Note 8 – Related Party Transactions

The Company has a combined receivable from Navitus and Blackacre Resources, LLC. (an investment firm in which two members of the Company's board of directors are members of management) of $126,127 and $124,367 as of March 31, 2015 and December 31, 2014, respectively. The Company also uses legal services of one of its members of its Board of Directors in the ordinary course of the Company’s business. Accrued liabilities to affiliates as of March 31, 2015 and December 31, 2014 were $277,157 and $477,934, respectively. In accordance with the Second Amended Partnership Agreement, the Company receives a 2% management fee on gross receipts of Aurora. The management fee totaled $1,499 and $3,899 for the three months ended March 31, 2015, and 2014, respectively.

Note 9 – Shareholders’ Equity

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

During the three months ended March 31, 2015 and in consideration of capital contributions by Aurora of $1,925,000 pursuant to the capital contribution agreement with Aurora, the Company issued 1,925,000 warrants to Navitus with an exercise price ranging from $.18-$.34.

The warrants vest immediately and the Company valued the common stock warrants using the Black Scholes Option Pricing Model for the three months ended March 31, 2015 at $423,980.

During the three months ended March 31, 2015, and respectively, the Company issued 400,000 shares of stock options, which are vesting over a period of 6 months, and 100,000 shares of common stock to the board of directors for their services which are vested immediately.

Note 10 - Commitments and Contingencies

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

Plaintiff Oz Gas Corporation (“Oz”) filed a lawsuit in April 2008 against various parties for bad faith trespass, among other claims, regarding the drilling of two wells on lands that Oz claims title to. On November 18, 2009, Victory Energy Corporation intervened in the lawsuit to protect its 50% interest in one of the named wells in the lawsuit (that being the 155-2 well located on the Adams Baggett Ranch in Crockett County, Texas.

This case was mediated, with no settlement reached. It went to trial February 8-9, 2012. The Court found in favor of Oz and rendered verdict against Victory and the other Defendants, jointly and severally. Victory appealed this case to the 8th Court of Appeals in El Paso, Texas where the Court of Appeals affirmed the verdict of the District Court and Victory filed a Motion for Rehearing, which was denied. Victory filed a Petition for Review in the Supreme Court of Texas on December 15, 2014 which was denied. On March 30, 2015 Victory filed a Motion for Rehearing in this case. On May 1, 2015 the Supreme Court sent a letter asking for Oz to file a response to Victory’s motion by May 18, 2015. Oz sought and extension of time to file their response, which was unopposed by Victory. Oz now has until June 15, 2015 to file their response.

Cause No. 50198; Trilogy Operating, Inc. v. Aurora Energy Partners; In the 118th District Court of Howard County, Texas.

This lawsuit was filed on January 9, 2015. This lawsuit alleges causes of action for declaratory judgment, breach of contract, and suit to quiet title regarding the drilling and completion of four wells. On or about February 12, 2015, the parties met at an informal settlement conference. At the adjournment of the meeting, Trilogy was to provide Aurora with a detailed accounting before proceeding forward. The accounting provided by Trilogy was not helpful and Aurora has asked for an audit under the terms set out in the Joint Operating Agreement, which Trilogy denied.

Discovery is ongoing in this case and no trial date has been set at this time.

Cause No. 2015-05280; TELA Garwood Limited, LP. v. Aurora Energy Partners and Victory Energy Corporation; In the 164th District Court of Harris County, Texas.

This lawsuit was filed on January 30, 2015. This lawsuit alleges breach of contract regarding a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,134. A second closing was to take place in September of 2014, however several title defect were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing was terminated by TELA.

Aurora and Victory have filed an answer in this case. On March 4, 2015 TELA supplemented their petition adding all of the Victory board members to this lawsuit, however not everyone has been served. On April 30, 2015 Aurora and Victory filed a counterclaim against TELA alleging breach of contract, breach of warranty, fraud, fraud in the inception, negligent misrepresentation, and tortious interference with contract and business relationship. An answer for the board members who have been served is due by May 11, 2015. Discovery is ongoing in this case and no trial date has been set.

Note 11 - Subsequent Events

Management has evaluated subsequent events to March 31, 2015 and determined no material events required disclosure other than those already disclosed in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with (i) our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K"). Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors discussed in “Cautionary Notice Regarding Forward Looking Statements and “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2014 Form 10-K could cause future production, revenues and expenses to differ materially from our expectations.

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements.

General Overview

Our Relationship with Aurora Energy Partners

Victory Energy Corporation is the managing partner of Aurora Energy Partners, a Texas general partnership (“Aurora”), and holds a 50% partnership interest in Aurora. Aurora is a consolidated subsidiary with Victory Energy Corporation for financial statement purposes. The Second Amended Partnership Agreement of Aurora ("Aurora Partnership Agreement") gives Victory Energy Corporation control of Aurora. Article XI of the Aurora Partnership Agreement cannot be modified unless there is a 100% vote of the partners, therefore Victory Energy Corporation cannot be removed as a managing member of Aurora regardless of the partnership interest held by the partners, and thus consolidation is appropriate for all reporting periods. Currently, Victory Energy Corporation conducts all of its oil and natural gas operations through, and holds some of its oil and natural gas assets through, Aurora, which owns record title to all of the oil and natural gas properties, wells and reserves referred to in this Quarterly Report on Form 10-Q. Through its partnership interest in Aurora, Victory Energy Corporation is the beneficial owner of 50% of such oil and gas properties, wells and reserves held of record by Aurora.

Operational Overview and Strategy

The Company is an independent, growth-oriented oil and gas exploration and production company based in Austin, Texas, with additional resources located in Midland, Texas. The company is focused on the acquisition and development of stacked multi-pay resource play opportunities in Texas and New Mexico that offer predictable outcomes and long-lived reserve characteristics.

Current Company assets include interest in proven formations such as the Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline Fusselman and Eagle Ford formations. The Company’s objective is to create long-term shareholder value by increasing oil and natural gas reserves, improving financial returns (higher production volumes and lower costs), and managing the capital on its balance sheet.We are geographically focused onshore, with a primary focus in the Permian Basin of Texas and southeast New Mexico, with recent additions in the Eagle Ford Shale. The Company leverages both internal capabilities and strategic industry relationships to acquire working interest positions in low-to-moderate risk oil and natural gas prospects. Our focus is on oil or liquid-rich gas projects with longer-life reserves that offer competitive finding and development (F&D) costs.

At March 31, 2015, the Company held a working interest in 31 net wells located in the States of Texas and New Mexico. During the three months ended March 31, 2015, the Company participated in the completion of 5 (gross) and 0.10 (net) wells, respectively. All wells were successfully completed.

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

Proposed Business Combination

As previously disclosed in the Company’s Form 8-K filed on February 4, 2015, Victory Energy Corporation entered into a letter of intent relating to a proposed business combination with Lucas Energy, Inc. ("Lucas"). The business combination is contingent , among other things, the parties completing due diligence, including title due diligence, the mutual negotiation of definitive documents, regulatory approvals and the registration of the securities to be issued to the shareholders of the combined company resulting from the Combination (the “Combined Company”).

As previously disclosed in the Company’s Form 8-K filed on February 26, 2015, Victory entered into (a) the Pre-Merger Collaboration Agreement (the “Collaboration Agreement”) by and between Victory, Lucas, Navitus and AEP Assets, LLC, a wholly-owned subsidiary of Aurora (“AEP”); and (b) the Pre-Merger Loan and Funding Agreement between Victory and Lucas (the “Loan Agreement”). Subsequently the parties entered into Amendment No. 1 to the Pre-Merger Collaboration Agreement on March 3, 2015 (the “First Amendment to Collaboration Agreement”), which amendments affected thereby are included in the discussion of the Collaboration Agreement below.

On March 2, 2015, payments of $195,928 and $317,027 were made by Aurora, on behalf of the Victory, to Earthstone Energy/Oak Valley Resources and Penn Virginia, respectively, pursuant to the Pre-Merger Collaboration Agreement for costs related to the two Earthstone Energy/Oak Valley Resources and five Penn Virginia operated Eagle Ford wells respectively.
The Initial Draw, and any other amounts borrowed under the Pre-Merger Loan and Funding Agreement are evidenced by a Secured Subordinated Delayed Draw Term Note issued by Lucas in favor of Victory, which is in an initial amount of $250,000 (the “Draw Note”). Borrowings evidenced by the Draw Note accrue interest at 0.5% per annum, with accrued interest payable in one lump sum on maturity. The maturity date of the Draw Note is February 26, 2016 and Lucas has the right to pre-pay any amounts owed under the Draw Note at any time with ten days prior written notice to the Victory. Upon the occurrence of an event of default (as described in the Draw Note), the interest rate increases by 5% per annum, Victory can declare the entire outstanding balance of the Draw Note immediately due and payable, and can further take actions to enforce its security interests in the Pledged Shares (as defined below).

Amounts owed under the Draw Note are secured by the pledge of shares of Lucas’ common stock pursuant to the terms of a Pledge Agreement between Lucas as pledgor and Victory (the “Pledge Agreement”). Shares pledged pursuant to the Pledge Agreement issued from Lucas’ treasury in the name of Lucas and held by Victory to secure the repayment of the Draw Note. The number of shares required to be pledged by Lucas from time to time under the Pledge Agreement is equal to the amount of each draw under the Pre-Merger Loan and Funding Agreement divided by the volume weighted average closing stock price of Lucas common stock (the “VWAP”) on the twenty (20) trading days prior to the closing date of each such draw. Based on the VWAP for the twenty trading days prior to the date of the Initial Draw, Lucas was required to pledge 1,100,655 restricted shares to Victory (the “Pledged Shares”) to secure the repayment of the Initial Draw. Amounts owed under the Draw Note are also required to be guaranteed by any subsidiaries Lucas forms or acquires in the future pursuant to the terms of a Subsidiary Guaranty, provided that as of the date of this filing Lucas does not have any subsidiaries. The Pledged Shares constitute treasury shares and unless and until there is a default under the Loan Agreement or the Draw Note or a failure to satisfy any other obligation thereunder, the Pledged Shares may not be voted by Victory or Lucas. Pursuant to the above a total of $350,000 was paid to Lucas through March 31, 2015 and is recorded to notes receivable. Through May 11, 2015, a total of $600,000 was paid to Lucas under the Draw Note Agreement.
As previously disclosed in the Company’s Form 8-K filed on May 11, 2015, Victory Energy Corporation (the “Company”) terminated its previously disclosed non-binding letter of intent (the “LOI”) with Lucas Energy, Inc. (“Lucas”), pursuant to its terms, which permitted either the Company or Lucas to terminate the LOI by written notification to the other party. As previously disclosed, the LOI contemplated the combination of the businesses of the Company and Lucas by way of a merger (the “Proposed Business Combination”). The Company also notified Lucas pursuant to the Pre-Merger Loan and Funding Agreement between the Company and Lucas dated February 26, 2015 (the “Loan Agreement”), as well as the related promissory note, and that it will not extend any further credit to Lucas under the Loan Agreement. The Company and Lucas are currently negotiating a mutual settlement. Merger related direct costs, as well as cost related to reserving notes or amounts receivable on advances made under the Premerger Collaboration funding agreements total $957 thousand and included in General and Administrative expense for the three months ended March 31, 2015. Additional costs to be incurred with concluding the merger termination are expected in the next quarter, including the additional $250,000 of working capital advanced to Lucas from April 1, 2015, through May 11. 2015.

Going Concern

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

As presented in the condensed consolidated financial statements, the Company has reported net losses, attributable to Victory, of $1,658,401 and $446,148 during the three months ended March 31, 2015 and 2014, respectively.

Proceeds from debt and Navitus contributions to Aurora have allowed the Company to continue operations and invest in oil and natural gas properties. Management anticipates that operating losses will continue until new wells are drilled and or acquisitions are successfully completed and incremental production increases operating profit.

The Company has invested $147,562 and $461,970, respectively, in leases, drilling and completion costs, and property acquisitions for the three months ended March 31, 2015 and 2014, respectively.

The Company remains in active discussions with Navitus and with third parties relating to the capital infusion and longer term financing required to cover our expected deficit in cash flow from operating activities, reduce or pay our borrowing base deficiency (as defined below) and to fund our capital expenditures planned for 2015. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows. The Company, through Aurora as borrower, entered a $25 million credit facility (the "Credit Agreement") with Texas Capital Bank, National Association on February 20, 2014. See Note 6 “Revolving Credit Agreement”. As of March 31, 2015 the Company has $800,000 in principal amount outstanding under the Credit Agreement. The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

On April 13, 2015 (the “Redetermination Date”), the Lender notified Aurora that the Lender had completed its redetermination of Aurora’s borrowing base (the “Borrowing Base Redetermination”), lowering the borrowing base, effective as of the Redetermination Date, from $800,000 to $500,000. Additionally, the Lender notified Aurora that, based on the Lender’s redetermination of Aurora’s borrowing base, the monthly reduction amount under the Credit Agreement will be increased, commencing on June 1, 2015, from $0 to $10,000. Pursuant to this increase in the monthly reduction amount, Aurora’s borrowing base will be automatically reduced by $10,000 on the first day of each calendar month beginning on June 1, 2015 until the Lender’s next periodic borrowing base redetermination. After giving effect to the Borrowing Base Redetermination, the outstanding amount of loans to Aurora under the Credit Agreement exceeds the borrowing base by $300,000 (the “Borrowing Base Deficiency”). While the Deficiency exists, the interest rate paid by Aurora under the Credit Agreement will be automatically increased by 200 basis points.

Pursuant to the terms of the Credit Agreement, Aurora is required to take one of the following actions to timely eliminate the Deficiency: (a) prepay the Deficiency in full within 30 days of the Redetermination Date, (b) execute mortgages covering additional oil and gas properties not evaluated in the most recent reserve report having present values which, in the opinion of the Lender, taken in the aggregate are sufficient to increase the borrowing base to an amount at least equal to the total amount of loans outstanding to Aurora under the Credit Agreement, or (c) a combination of items (a) and (b) above, as is acceptable to the Lender. Aurora must provide written notice to the Lender within ten days of the Redetermination Date as to how Aurora intends to timely eliminate the Deficiency. If Aurora fails to provide such written notice to the Lender within ten days, it will be determined to have elected the Deficiency prepayment option. Pursuant to the terms of the Credit Agreement, Aurora had 30 days from the Redetermination Date to cure the Deficiency in the manner it elects.

On May 13, 2015, Aurora informed the Lender it would not make the required $300,000 payment but was submitting the newly acquired five Eagle Ford wells as additional collateral to be considered and its willingness to execute mortgages regarding the properties to meet the Deficiency. The Lender has received the additional reserve and related assignment information, and is currently evaluating the effect on the previously calculated Borrowing Base Deficiency.  On June 1, 2015, the Company was unable to make the required $10,000 monthly reduction payment to the Lender. The Company and the Lender are working on a restructuring of the payments noted above.
On June 1, 2015, the Company announced that it has engaged MLV & Co. LLC, an independent full-service investment bank, to act as its financial advisor with respect to the placement of the Company’s proposed new $75 million credit facility, with initial availability based on agreed acquisitions.

Factors affecting financial reporting of our general and administrative expenses

Our historical general and administrative expenses included in our results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Growth-in-business related general expenses

As part of our stated growth through acquisitions and development business plan, the Company has incurred additional costs associated with one key acquisition, during the quarter ended March 31, 2015.  Among other things, these additional general and administrative expenses include legal, and geological analysis costs associated with title examination of properties, contractual purchase and sale agreements and third party reservoir engineering and geologic assessments for reserve calculations.  Additionally, as part of the Company’s credit facility agreement with our creditor bank, we also pay related legal expenses for property review and assessment.  All of these expenses help us protect the assets of the Company and secure bank funding.  These specific expenses are not quarterly recurring per se, however they will occur again when additional opportunities to increase reserves and future development opportunities present themselves.  These expenses were significant, but enabled these key business growth transactions to be prudently structured and completed. We estimate the acquisition related costs to be significant as we continue to grow the asset base.

We have incurred and continue to incur significant expenses in conjunction with the terminated business combination with Lucas. These expenses include general and administrative expenses related to the engagement of professional services, specifically legal, tax, accounting and consulting.

Merger related direct costs, as well as cost related to reserving notes or amounts receivable on advances made under the Premerger Collaboration funding agreements as uncollectible total approximately $957,000 and included in General and Administrative expense for the three months ended March 31, 2015. Additional costs to be incurred with concluding the merger termination are expected in the next quarter, including the additional $250,000 of working capital advanced to Lucas from April 1, 2015, through May 11. 2015.

We have incurred significant costs to structure and manage our debt facility and will continue to incur such costs as our asset base allows prudent borrowing against our proved reserves. These costs can fluctuate as debt instruments are ended, modified and replaced with new creditor entities.

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

We have incurred director, employee, and vendor stock based compensation, all non-cash in nature, as part of our key employee acquisition and retention plan. As we grow, we need to add new talent and incenticize our current key employees to stay with the Company.  The 2014 Long Term Incentive Plan, approved by our shareholders in February 2014, was a key element of the platform to fulfill this need.  Among other things, the Company incurred SEC related legal expenses as part of this plan and shareholder vote.  Stock grants and multi-year stock option award based compensation is now a fundamental part of the Company’s key-employee retention plan.

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

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 were as follows:

	(Unaudited)
	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
OIL AND GAS REVENUES	$128,568	$194,983	$(66,415)	(34)%
COSTS AND EXPENSES
Lease operating expense	34,513	61,669	(27,156)	(44)%
Production Taxes	6,699	10,135	(3,436)	(34)%
Exploration	3,491	4,495	(1,004)	(22)%
General and administrative expense	1,644,364	481,915	1,162,449	241%
Impairment	5,496	—	5,496	100%
Depletion, depreciation, and amortization	75,199	78,031	(2,832)	(4)%
Total expenses	1,769,762	636,245
LOSS FROM OPERATIONS	(1,641,194)	(441,262)
OTHER INCOME AND EXPENSE
Management fee income	1,499	3,899	(2,400)	(62)%
Interest income	—	—	—	n/a
Interest expense	(18,706)	(8,785)	(9,921)	113%
Total net other income and expense	(17,207)	(4,886)
NET LOSS BEFORE TAX BENEFIT	(1,658,401)	(446,148)	(1,212,253)
TAX BENEFIT	—	—
NET LOSS	(1,658,401)	(446,148)	(1,212,253)
Less: Net income (loss) attributable to non-controlling interest	(111,828)	(10,845)	(100,983)	931%
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(1,546,573)	$(435,303)	$(1,111,270)	(255)%

Revenues: Our revenues decreased $66,415 or 34% to $128,568 for the three months ended March 31, 2015 from $194,983 for the three months ended March 31, 2014. The decrease in revenues is primarily associated with the decline in oil and natural gas commodity prices received by the Company for the respective periods.

Lease operating expense: Lease operating expenses decreased $27,156 to $34,513 or 44% from $61,669 for the three months ended March 31, 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during March 31, 2015 and March 31, 2014.

Production taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $3,436 or 34% to $6,699 for the three months ended March 31, 2015 from $10,135 for the three months ended March 31, 2014. The decline in production taxes is associated with the decline in oil prices from 2014 to 2015.

Exploration expense: Exploration expense decreased $1,004 or 22% to $3,491 from $4,495 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in exploration expense is primarily the result of a decline in geological and geophysical (G&G) costs associated with the services related to acquisition work.

General and administrative expense: General and administrative expenses increased $1,162,449 or 241% to $1,644,364 for the three months ended March 31, 2015 from $481,915 for the three months ended March 31, 2014. The increase is primarily due to merger costs for professional fees, legal fees for ongoing litigation and share based compensation to consultants used in investor development. Merger termination related direct costs, as well as cost related to reserving notes or amounts receivable on advances made under the Premerger Collaboration funding agreements as uncollectible total $545,928.

Impairment of assets: Asset impairments increased $5,496 or 100% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase is the result of the Company’s impairment of expenditures related to the Fairway wells currently in litigation.

Depletion, depreciation and amortization: Depletion, depreciation and amortization decreased $2,832 or 4% to $75,199 for the three months ended March 31, 2015 from $78,031 for the three months ended March 31, 2014. The decline in the net carrying value of oil and natural gas assets from period to period is the primary cause of the decline in depletion, depreciation and amortization.

Management fee income: Management fee income decreased $2,400 or 62% to $3,899 for the three months ended March 31,2015. Victory charges a 2% management fee to Aurora on gross revenues which began as of December 31, 2013.

Interest expense: Amortization of debt financing costs and interest expense increased $9,921 for the three months ended March 31, 2015 from $8,785 of interest income (net) for the three months ended March 31, 2014. On February 24, 2014, Aurora, as borrower, closed a $25,000,000 revolving credit facility, which included $1,450,000 operating base and a 4.5% interest rate. The Company utilized this facility in April 2014 for the first time.

Income taxes: There is no provision for income tax recorded for either the three months ended March 31, 2015 or for the three months ended March 31, 2014 due to the net operating loss carry forwards (“NOLs”) up through the period ending March 31, 2015. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2015 as compared to December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014

Cash	$176,520	$2,941
Total current assets	$348,300	$190,719
Total assets	$2,440,314	$1,203,713
Total current liabilities	$3,113,450	$2,632,043
Total liabilities	$3,545,611	$2,672,536

At March 31, 2015, the Company had a working capital deficit of $2,765,150 compared to a working capital deficit of $2,441,324 at December 31, 2014. Current liabilities increased to $3,113,450 at March 31, 2015 from $2,632,043 at December 31, 2014.

Net cash used in operating activities for the three months ended March 31, 2015 was $1,603,859 after the net loss of $1,658,401 was decreased by $190,885 in non-cash charges and offset by $136,343 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the three months ended March 31, 2014 of $403,332 after the net loss for that period of $446,148 was decreased by $83,394 in non-cash charges and $40,578 in changes to other operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2015 was $147,562, all of which all was used for acquisitions, leases, drilling, and related costs. This compares to $461,970 in drilling and acquisition costs offset by $22,577 for farm out of leaseholds sold for the three months ended March 31, 2014.

Net cash provided by financing activities for the three months ended March 31, 2015 was $1,925,000 of which $1,925,000 was contributions from Navitus. This compares to $320,000 of contributions from Navitus, $122,469 in costs for debt financing, and $868,000 from bank financing for the three months ended March 31, 2014, which resulted in net cash provided by financing activities of $1,065,531.

On March 17, 2015, Aurora entered into a Waiver of Event of Default (the "Waiver Agreement") with the Lender. Under the terms of the Waiver Agreement, the Lender agreed to waive an event of default under the Loan Agreement for the fiscal quarters ended September 30, 2014 and December 31, 2014, subject to certain conditions which were met with the required time period allowed.

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Revolving Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing in June 2015. Based upon these controlling documents and notices, the current portion of long term note payable was reduced to $400,000 representing the $300,000 borrowing base reduction payment due May 13, 2015, and then ten monthly reductions totalling $100,000 for June 2015 through March 2016.

Revenue Trends

The Company’s oil and gas revenue fluctuations are directly related to the volumes produced and the commodity prices paid over the respective periods presented. Oil revenues declined $13,341 or 11% from $116,226 to $102,885 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Natural gas revenues declined $53,074 or 67% from $78,757 to $25,683 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The change in revenues from the three months ended March 31, 2015 as compared to March 31, 2014 is primarily the result of the decline in oil and natural gas commodity prices observed during the respective periods.

Oil revenues increased $57,016 or 124% from $45,869 to $102,885 for the three months ended March 31, 2015 compared to the three months ended December 31, 2014. Natural gas revenues decreased $17,281 or 40% from $42,964 to $25,683 for the three months ended March 31, 2015 as compared to the three months ended December 31, 2014. The increase in oil revenues is primarily attributed to production from the Platypus Hunter and Dingo wells located in Gonzales County, Texas, operated by Penn Virginia and acquired by the Company in February of 2015. The decline in gas revenues is primarily attributed to the change in commodity prices from period to period.

The following table provides the Company's oil and natural gas revenues for the three months ended March 31, 2015, March 31, 2014, and December 31, 2014.

	The Three Months Ended

	March 31,		March 31,		December 31,
	2015		2014		2014
Revenues From Oil	$102,885	80%	$116,226	60%	$45,869	52%
Revenues From Natural Gas	$25,683	20%	$78,757	40%	$42,964	48%
Total Revenue	$128,568	100%	$194,983	100%	$88,833	100%

Item 3. Qualitative and Quantitative Discussions about Market Risk

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include market risk factors in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

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
Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (‘CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures reflect a material weakness due to the size and nature of our Company.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. Based on this assessment, management identified the following material weakness that has caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness. To address this material weakness, management performed additional analyzes and other procedures to ensure that the consolidated financial statements included herein, fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

2.
During 2014 and 2015, management implemented changes in internal controls for the timely review and approval by the Chief Financial Officer and Controller, of transaction details, in order to properly record them in accordance with GAAP.

.

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
Changes in Internal Controls
The Company continued making changes during the period covered by this report, but these changes have not been tested and cannot be relied upon at this time.  These changes have included document version control of the filing document, supervisor review of all accounting entries to recording operator JIB invoices, and new operational accounting variance reports to analyze results of operations. Management plans to continue to put in place changes which will be designed to improve the internal controls over financial reporting during the remainder of 2015.  However, during the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting that had a material effect, or that are reasonably likely to materially affect, on the Company’s internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the three months ended March 31, 2015:

During the three months ended March 31, 2015 we issued warrants to purchase shares of common stock at exercise prices ranging from $0.18 to $0.30 to Navitus in consideration of capital contributions by Aurora of $1,925,000 pursuant to the Company’s capital contribution agreement with Aurora.  The Company issued these warrants between January 1, 2015 through March 31, 2015.

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

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation. Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

3.2	Bylaws of Victory Energy Corporation. Incorporated by reference to Exhibit 3.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2011.

4.1	Form of the Company’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.1
Pre-Merger Collaboration Agreement among the Company, Lucas Energy, Inc., Aurora Energy Partners, Navitus Energy Group and Aurora Energy Holdings LLC, dated February 26, 2015. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015.

10.2
Pre-Merger Loan and Funding Agreement between the Company and Lucas Energy, Inc. dated February 26, 2015. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015.

10.3
Pledge Agreement between Lucas Energy, Inc., as pledgor, and the Company, as secured party, dated February 26, 2015. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015.

10.4
Contingent Pay Note by the Company in favor of Louise H. Rogers dated March 3, 2015. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015.

10.5	Amendment No. 1 to Pre-Merger Collaboration Agreement dated March 2, 2015. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

VICTORY ENERGY CORPORATION

Date:	June 5, 2015	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

Date:	June 5, 2015	By:	/s/ Fred J. Smith, Jr.
Fred J. Smith, Jr.
Chief Financial Officer