Form 10-Q
period 2015-06-30
VICTORY ENERGY CORP
filed 2015-08-27
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 26, 2015, there were 29,302,826 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2015,

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

Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. It is not possible to identify all of these risks, uncertainties or assumptions. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	continued operating losses;

•	our ability to continue as a going concern;

•	our dependence on external sources of financing to operate our business and meet our debt service obligations;

•	difficulties in raising additional capital;

•	our inability to pay our accounts payable or our expenses as they arise;

•	our inability to meet the required financial covenants of our lender;

•	our inability to pay a preferred return to The Navitus Energy Group for new capital contributions to Aurora Energy Partners;

•	challenges in growing our business;

•	designation of our common stock as a “penny stock” under Securities and Exchange Commission (the “SEC”) regulations;

•	FINRA requirements that may limit the ability to buy and sell our common stock;

•	illiquidity and price volatility of our common stock;

•	the highly speculative nature of an investment in our common stock;

•	climate change and greenhouse gas regulations;

•	global economic conditions;

•	the substantial amount of capital required by our operations;

•	the volatility of oil and natural gas prices;

•	the high level of risk associated with drilling for and producing oil and natural gas;

•	the accuracy of assumptions associated with reserve estimates;

•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;

•	potential exploration, production and acquisitions may not maintain revenue levels in the future;

•	our acquisition of additional oil and natural gas assets in the Permian Basin and other future acquisitions may yield revenues or production that differ significantly from our projections;

•	difficulties associated with managing a growing enterprise;

•	strong competition from other oil and natural gas companies;

•	the unavailability or high cost of drilling rigs and related equipment;

•	our inability to control properties that we do not operate;

•	our dependence on third parties for the marketing of our crude oil and natural gas production;

•	our dependence on key management personnel and technical experts;

•	our inability to keep pace with technological advancements in our industry;

•	the potential for write-downs in the carrying values of our oil and natural gas properties;

•	our compliance with complex laws governing our business;

•	our failure to comply with environmental laws and regulations;

•	the demand for oil and natural gas and our ability to transport our production;

•	the financial condition of the operators of the properties in which we own an interest;

•	our levels of insurance or those of our operators may be insufficient;

•	the dilutive effect of additional issuances of our common stock, options or warrants;

•	the results of pending litigation; and

•	the dissolution of the Aurora partnership agreement.

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$3,014	$2,941
Accounts receivable - less allowance for doubtful accounts of $200,000, and $200,000 for June 30, 2015 and December 31, 2014, respectively	34,599	41,565
Accounts receivable - affiliates	126,232	124,367
Prepaid expenses	7,261	21,846
Total current assets	171,106	190,719
Fixed Assets
Furniture and equipment	46,883	46,883
Accumulated depreciation	(21,197)	(17,965)
Total furniture and equipment	25,686	28,918

Oil and gas properties, net of impairment (successful efforts method)	3,566,211	2,838,573
Accumulated depletion, depreciation and amortization	(1,953,660)	(1,942,380)
Total oil and gas properties, net	1,612,551	896,193
Other Assets
Deferred debt financing costs, net	67,471	87,883
Total Assets	$1,876,814	$1,203,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,086,329	$1,119,896
Accrued liabilities	488,529	221,209
Accrued liabilities - affiliates	574,160	477,934
Liability for unauthorized preferred stock issued	9,283	9,283
Revolving credit facility	790,000	800,000
Asset retirement obligations	17,829	3,721
Total current liabilities	3,966,130	2,632,043
Other Liabilities
Asset retirement obligations	32,719	40,493
Total long term liabilities	32,719	40,493
Total liabilities	3,998,849	2,672,536
Stockholders' Equity
Common stock, $0.001 par value, 47,500,000 shares authorized, 29,302,826 shares and 29,202,826 shares issued and outstanding for June 30, 2015 and December 31, 2014, respectively	29,303	29,203
Additional paid-in capital	35,165,085	34,974,441
Accumulated deficit	(42,905,857)	(40,111,826)
Total Victory Energy Corporation stockholders' deficit	(7,711,469)	(5,108,182)
Non-controlling interest	5,589,434	3,639,359
Total stockholders' equity	(2,122,035)	(1,468,823)
Total Liabilities and Stockholders' Equity	$1,876,814	$1,203,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Oil and Gas Revenues	$269,631	$237,977	$398,199	$432,960
Operating Expenses:
Lease operating expenses	42,504	53,963	77,017	115,632
Production taxes	12,842	15,127	19,541	25,262
Exploration	—	19,677	3,491	24,172
General and administrative expense	1,070,830	981,713	2,715,194	1,463,628
Impairment of oil and natural gas properties	300,891	—	306,387	—
Depletion, depreciation, and amortization	175,815	92,040	251,014	170,071
Total operating expenses	1,602,882	1,162,520	3,372,644	1,798,765
Loss from Operations	(1,333,251)	(924,543)	(2,974,445)	(1,365,805)
Other Income (Expense):
Gain on sale of oil and gas properties	—	2,159,592	—	2,159,592
Management fee income	1,176	84,993	2,675	88,892
Interest expense	(28,480)	(22,223)	(47,186)	(31,008)
Total net other income and (expense)	(27,304)	2,222,362	(44,511)	2,217,476
Income (Loss) before Tax Benefit	(1,360,555)	1,297,819	(3,018,956)	851,671
Tax benefit	—	—	—	—
Net income (loss)	(1,360,555)	$1,297,819	(3,018,956)	851,671
Less: Net income (loss) attributable to non-controlling interest	(113,097)	1,025,630	(224,925)	1,014,785
Net income (loss) attributable to Victory Energy Corporation	$(1,247,458)	$272,189	$(2,794,031)	$(163,114)

Weighted average shares, basic and diluted
Basic	29,302,826	28,230,612	29,253,937	27,898,958
Diluted	29,302,826	28,835,476	29,253,937	27,898,958
Net income (loss) per share, basic and diluted
Basic	$(0.04)	$0.01	$(0.10)	$(0.01)
Diluted	$(0.04)	$0.01	$(0.10)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,018,956)	$851,671
Adjustments to reconcile net loss from operations to net cash used in operating activities
Amortization of debt financing costs	20,412	14,174
Accretion of asset retirement obligation	3,828	1,395
Gain from sale of oil and gas properties	—	(2,159,592)
Depletion, depreciation, and amortization	251,014	170,071
Impairment of assets	306,387	—
Stock based compensation	47,239	370,700
Restricted stock in exchange for services	143,505	20,417
Change in operating assets and liabilities
Accounts receivable	6,966	77,510
Accounts receivable - affiliates	(1,865)	(85,787)
Prepaid expense	14,585	15,552
Accounts payable	216,188	(154,732)
Accrued liabilities	267,320	201
Accrued liabilities – affiliates	96,226	42,390
Net cash used in operating activities	(1,647,151)	(836,030)
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and completion costs	(517,776)	(772,801)
Acquisition of oil and gas properties	—	(2,491,888)
Proceeds from the sale of assets	—	4,021,000
Purchase of furniture and fixtures	—	(3,710)
Renewal of leaseholds	—	(22,577)
Net cash (used in) provided by investing activities	(517,776)	730,024
CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	2,175,000	890,000
Non-controlling interest distributions	—	(257,901)
Debt financing costs	—	(122,469)
Proceeds from issuance of note payable	—	1,233,000
Principal payments of debt financing	(10,000)	(433,000)
Net cash (used in) provided by financing activities	2,165,000	1,309,630
Net change in cash	73	1,203,624
Beginning cash	2,941	20,858
Ending cash	$3,014	$1,224,482

Supplemental cash flow information:
Cash paid:
Interest	$20,525	$18,978
Non-cash investing and financing activities:
Asset retirement obligation incurred	$2,506	$3,721
Accrued capital expenditures	$663,896	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Victory is an independent, growth oriented natural resources company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners, a Texas general partnership (“Aurora”). Current operations are located onshore primarily in the State of Texas. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 29,302,826 shares of common stock outstanding as of June 30, 2015. The Company’s corporate headquarters are located at 3355 Bee Caves Road, Suite 608, Austin, TX 78746.

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2015, for three and six month periods ended June 30, 2015 and 2014, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission "SEC" for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of Victory and Aurora as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America “U.S. GAAP”, have been included.

Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 31, 2015.

Non-controlling Interests:

The Navitus Energy Group, a Texas general partnership (“Navitus”) is a partner with Victory in Aurora. Victory and Navitus each own a 50% partnership interest in Aurora. Victory is the Managing Partner and has contractual authority to manage the business affairs of Aurora.

The non-controlling interest in Aurora is held by Navitus. As of June 30, 2015, $5,589,434 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora, with income (losses) attributable to non-controlling interests of ($113,097) and $1,025,630 for the three months ended June 30, 2015 and 2014, respectively, and $(224,925) and $1,014,785 for the six months ended June 30, 2015 and 2014, respectively. As of December 31, 2014, $3,639,359 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing the third-party investment in Aurora.

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

Earnings (Losses) per Share:

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. In accordance with ASC 260, "Earnings per Share", awards of unnvested shares shall be considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though their exercise is contingent upon vesting. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets at June 30, 2015 and December 31, 2014. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

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

The Company recognized stock-based directors compensation expense from stock awards granted to directors for services of $27,089 and $292,475 for the six months ended June 30, 2015 and 2014, respectively.

The Company recognized stock-based incentive compensation expense from stock options granted to officers and employees of the company of $20,150 and $78,225 for the six months ended June 30, 2015 and 2014, respectively.

The Company also recognized stock-based general and administrative expense of $143,505 and $20,417 from restricted stock and stock options issued to consultants for the six months ended June 30, 2015 and 2014, respectively.

New Accounting Pronouncements:

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value rather than lower of cost or market as previously required by GAAP. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This update should be applied prospectively with early application permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as assets. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively. Adoption of the new guidance will only affect the presentation of debt and deferred debt financing costs in the Company's consolidated balance sheets and will not have a material impact.

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

As presented in the condensed consolidated financial statements, the Company is reporting a net income (loss), attributable to Victory Energy Corporation, of ($1,247,458) and $272,189 for the three months ended June 30, 2015 and 2014, respectively, and net losses of $2,794,031 and $163,114 for the six months ended June 30, 2015 and 2014, respectively.

Our total cash and cash equivalents were $3,014 at June 30, 2015. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise. We will be required to raise substantial additional capital to meet our existing payment obligations and to expand our operations.
Proceeds from debt and Navitus contributions to Aurora have allowed the Company to continue operations and invest in oil and natural gas properties. Management anticipates that operating losses will continue until new wells are drilled, price improvements, and or acquisitions are successfully completed and incremental production increases operating profit.

The Company has invested $517,776 and $772,801, respectively, in leases, and drilling and completion costs, for the six months ended June 30, 2015 and 2014, respectively, and $0 and $2.5 million in property acquisitions for the six months ended June 30, 2015, and 2014, respectively.

The Company remains in active discussions with Navitus, and with other third parties relating to the capital infusion and longer term financing required to cover our existing and expected future deficit in cash flow from operating activities, reduce or pay our borrowing base deficiency (as defined below), pay our existing accounts payable and to fund our capital expenditures planned for 2015. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows. The Company, through Aurora as borrower, entered a $25 million credit facility (the "Credit Agreement") with Texas Capital Bank, National Association on February 20, 2014. See Note 6 “Revolving Credit Agreement”. As of June 30, 2015 the Company has $790,000 in principal amount outstanding under the Credit Agreement. The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

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

On August 21, 2015, the Company executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned Borrowing Base Deficiency payments not yet paid under the April 13, 2015 Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. This Forbearance Agreement will go into effect if no additional events of default have occurred with regard to the Credit Agreement, and upon the Company’s payment of $76,081 in payment for the Borrowing Base Deficiency, a forbearance document fee and Lender’s legal expenses. On August 26, 2015, the Company paid the Lender $76,081, and the aforementioned Forbearance Agreement is in effect.This Forbearance Agreement also establishes a new due date for the $260,000 remaining borrowing base deficiency payment as August 31, 2015, at which time the Forbearance Agreement will terminate.

Note 2 - Acquisitions
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
On February 26, 2015, Victory entered into (a) the Pre-Merger Collaboration Agreement (the “Collaboration Agreement”) by and between Victory, Lucas, Navitus and AEP Assets, LLC, a wholly-owned subsidiary of Aurora (“AEP”); and (b) the Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Victory and Lucas. Subsequently the parties entered into Amendment No. 1 to the Pre-Merger Collaboration Agreement on March 3, 2015 , which amendments affected thereby are included in the discussion of the Collaboration Agreement below.
On March 2, 2015, payments of $195,928 and $317,027 were made by Aurora, on behalf of Victory, to Earthstone Energy/Oak Valley Resources and Penn Virginia, respectively, pursuant to the Pre-Merger Collaboration Agreement for costs related to the two Earthstone Energy/Oak Valley Resources and the five Penn Virginia operated Eagle Ford wells, respectively.
The Initial Draw, and any other amounts borrowed under the Loan Agreement were evidenced by a Secured Subordinated Delayed Draw Term Note issued by Lucas in favor of Victory, which is in an initial amount of $250,000 (the “Draw Note”). Borrowings evidenced by the Draw Note accrued interest at 0.5% per annum, with accrued interest payable in one lump sum on maturity. The maturity date of the Draw Note was February 26, 2016 and Lucas had the right to pre-pay any amounts owed under the Draw Note at any time with ten days prior written notice to the Victory. Upon the occurrence of an event of default (as described in the Draw Note), the interest rate increases by 5% per annum, Victory can declare the entire outstanding balance of the Draw Note immediately due and payable, and can further take actions to enforce its security interests in the Pledged Shares pursuant to the above, a total of $600,000 was paid to Lucas through May 11, 2015, under the Draw Note.
As previously disclosed in the Company's Form 8-K filed on May 11, 2015, the Company terminated the LOI pursuant to its terms, which permitted either the Company or Lucas to terminate the LOI by written notification to the other party. The Company also notified Lucas pursuant to the Loan Agreement, as well as the related draw note, and that it will not extend any further credit to Lucas under the Loan Agreement. Merger and merger termination related direct costs total $1,326,850 and are included in general and administrative expenses for the six months ended June 30, 2015.

As previously disclosed in the Company's Form 8-K filed on June 30, 2015, the Company entered into (1) a Settlement Agreement and Mutual Release (the “Lucas Settlement Agreement”) with Lucas, (2) a Settlement Agreement and Mutual Release (the “Rogers Settlement Agreement”) with Louise H. Rogers, (“Rogers”), and (3) a Compromise Settlement Agreement and Mutual General Release, effective as of June 25, 2015 (the “Earthstone Settlement Agreement”, and, together with the Lucas Settlement Agreement and the Rogers Settlement Agreement, the “Settlement Agreements”) with Earthstone Operating, LLC, Earthstone Energy, Inc., Oak Valley Resources, LLC, Oak Valley Operating LLC and Sabine River Energy, LLC (collectively, “Earthstone”), Lucas, AEP, and Aurora.

Lucas Settlement Agreement

Pursuant to the Lucas Settlement Agreement, the Company and Lucas agreed to terminate any and all obligations between the parties arising under the LOI, and the Collaboration Agreement. The Company and Lucas further agreed that the Company would retain ownership and control over five Penn Virginia well-bores previously assigned by Lucas to the Company (the “Penn Virginia Well-Bores”), as well as the obligations to pay the expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014. Under the terms of the Lucas Settlement Agreement, Lucas agreed to assign to the Company all of Lucas’ rights in a certain oil and gas property located in the same field as the Penn Virginia Well-Bores (the “Additional Penn Virginia Property”), including the rights to all revenues from all wells on some properties. Lucas acknowledged the principal amount of $600,000 previously advanced to Lucas by the Company pursuant to the terms of the Loan Agreement and agreed that the Company has no further obligations to advance any additional funds to Lucas pursuant to the terms of the Loan Agreement. Pursuant to the terms of the Lucas Settlement Agreement, Lucas agreed to issue 1,101,729 shares (44,069 post-split declared by Lucas as of July 15, 2015) shares of its common stock (the “Settlement Shares”) to the Company in full consideration of the $600,000 owed under the Loan Agreement. The Settlement Shares and an assignment of the Additional Penn Virginia Property will be held in escrow until the payment by the Company of amounts owed to Rogers under the Rogers Settlement (as described below). The Company has charged the $600,000 to general and administrative expenses as a cost of the merger termination.

Rogers Settlement Agreement

Pursuant to the Rogers Settlement Agreement, the Company and Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Collaboration Agreement, (ii) that the Company would pay Rogers, on or before July 15, 2015, $253,750, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $253,750 is made by the Company. The June 30, 2015 balance of $256,250 is included in the Company’s Accrued Expenses in the June 30, 2015 Financial Statements.

Amendment to Rogers Settlement Agreement

As of July 16, 2015, the Company entered into an Amendment (the “Rogers Amendment”). Pursuant to the Rogers Amendment, the Company and Rogers agreed that the amount to be paid by the Company to Rogers under the Rogers Settlement Agreement is $258,125, instead of $253,750. The Amendment further specified that if the Company failed to make the payment of $258,125 on or before July 15, 2015, the Company would be in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement.

As described above, Rogers’ legal counsel is holding the assignment to the Company of Lucas Energy, Inc.’s rights additional Penn Virginia Property and the Settlement Shares in escrow pending the Company’s payment of all amounts due under the Rogers Settlement Agreement. The Company has not paid the full amount due on or before August 17, 2015, however, the escrow continues until August 27, 2015, during which time the Company may make all payments owed to Rogers. In the event that the Company has still not made all the required payments to Rogers by August 27, 2015, then the additional Penn Virginia Property and the Settlement Shares will be returned to Lucas Energy, Inc. The aforementioned Lucas Energy share volume of 44,069 represents shares resulting from the Lucas Energy, Inc. reverse stock split on July 15, 2015. The full amount due including interest through August 17, 2015 totals $285,546.

Earthstone Settlement Agreement

Pursuant to the terms of the Earthstone Settlement Agreement, the Company agreed to assign to Earthstone certain oil and gas interests in the wells which were previously transferred to the Company by Lucas in February 2015. The Company and Earthstone also agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the effective date of the Earthstone Settlement Agreement, whether known or unknown, except in connection with the breach, enforcement or interpretation of the Earthstone Settlement Agreement. Lucas and Earthstone similarly agreed to release each other from such claims pursuant to the terms of the Earthstone Settlement Agreement. The Company has charged the $195,928 to general and administrative expenses as a cost of the merger termination.

Note 3 – Oil and natural gas properties, net of impairment (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	June 30, 2015	December 31, 2014
Oil and natural gas properties	$3,566,211	$2,838,573
Less: accumulated depletion	(1,953,660)	(1,942,380)
Oil and natural gas properties, net	$1,612,551	$896,193

Depletion, depreciation, accretion, and amortization expense for the three months ended June 30, 2015 and 2014 was $175,815 and $92,040, respectively, and for the six months ended June 30, 2015 and 2014 was $251,014 and $170,071, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded impairment losses of $306,387 and $0, respectively.

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability as of and for the six months ended June 30, 2015 and the twelve months ended December 31, 2014.

	June 30, 2015	December 31, 2014
Asset retirement obligation at beginning of period	$44,214	$51,954
Liabilities incurred on properties acquired and developed	2,506	3,721
Revisions to previous estimates	—	(14,821)
Accretion expense	3,828	3,360
Asset retirement obligation at end of period	$50,548	$44,214

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

Under the terms of Aurora’s Seconded Amended Partnership Agreement, Navitus Partners, LLC, the fourth partner of Aurora, admitted under the Navitus Private Placement Memorandum (the "Navitus PPM"), earns a preferred return distribution of 10% based upon capital contributions to Aurora used by Victory to acquire or develop oil and gas prospects or related enterprises on behalf of Aurora. The preferred return distribution is in addition to and does not reduce any net profits interest. Since August 23, 2012, preferred distributions rights total $1,718,516 ($25,942 attributable to 2012, $241,784 attributable to 2013, $1,170,065 attributable to 2014, $116,766 attributable to the three months ended March 31, 2015, and $163,959 attributable to the three months ended June 30, 2015). Victory, as managing partner, may, in its sole discretion, choose to distribute all or a portion of the preferred returns, or, apply these funds to other partnership purposes.

Navitus Partners, LLC, a partner in Navitus, also receives warrants for Victory’s common stock, allocated 50,000 warrants for every unit ($50,000/unit) purchased under the Navitus PPM (equivalent of one (1) warrant for every $1.00 invested), exercisable under the terms of Aurora’s Second Amended Partnership Agreement and the Navitus PPM. Since August 23, 2012, $6,606,601 of capital contributions have resulted in issuance of 6,606,601 common stock warrants (1,100,000 in 2012, 2,191,601 in 2013, and 1,140,000 for 2014, and 2,175,000 for the six months ended June 30, 2015).

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

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing as of June 1, 2015. Additionally, the Lender notified Aurora that, based on the Lender’s redetermination of Aurora’s borrowing base, the monthly reduction amount under the Credit Agreement will be increased, commencing on June 1, 2015, from $0 to $10,000. Pursuant to this increase in the monthly reduction amount, Aurora’s borrowing base will be automatically reduced by $10,000 on the first day of each calendar month beginning on June 2015 until the Lender’s next periodic borrowing base redetermination. The Company has made one payment in the amount of $10,000 in June 2015.

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

The Company remained out of compliance with the current ratio covenant noted previously and has notified the Lender of such. As of June 30, 2015, the Company was out of compliance with the Current Ratio, and out of compliance with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and continued high general and administrative expenses for the quarter ended June 30, 2015.

On August 21, 2015, the Company executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned Borrowing Base Deficiency payments not yet paid under the April 13, 2015 Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. This Forbearance Agreement will go into effect if no additional events of default have occurred with regard to the Credit Agreement, and upon the Company’s payment of $76,081 in payment for the Borrowing Base Deficiency, a forbearance document fee and Lender’s legal expenses. On August 26, 2015, the Company paid the Lender $76,081, and the aforementioned Forbearance Agreement is in effect.This Forbearance Agreement also establishes a new due date for the$260,000 remaining borrowing base deficiency payment as August 31, 2015, at which time the Forbearance Agreement will terminate.

Amortization of debt financing costs and interest expense on this debt for the six months ended June 30, 2015 and 2014 was $40,937 and $33,152, respectively.

Note 7 - Rogers Settlement Obligation

Pursuant to the afore mentioned merger termination, the Company had recorded a Promissory Note in the amount of $250,000 payable to Louise H. Rogers, Lucas’ senior lender in conjunction with the Pre Merger Collaboration Agreement, which accrues interest at the rate of 18% per annum. On May 11, 2015, Victory Energy Corporation (the “Company”) terminated its previously disclosed non-binding letter of intent (the “LOI”) with Lucas Energy, Inc. (“Lucas”), pursuant to its terms, which permitted either the Company or Lucas to terminate the LOI by written notification to the other party. The Promissory Note is due and payable prior to August 17, 2015 in accordance with the Pre Merger Collaboration Agreement. In connection with the issuance of the Promissory Note, Louise H. Rogers had released the Well Rights from its security interest in order to accommodate the transactions contemplated by the Collaboration Agreement and Loan Agreement as of February 27, 2015. In connection to this note $250,000 has been charged to general and administrative expense as a cost of the terminated merger transaction through June 30, 2015 the interest was accrued at $125 per day for a total of $6,250. The June 30, 2015 balance of $256,250 is included in the Company’s Accrued Expenses in the June 30, 2015 Consolidated Financial Statements.

As of July 16, 2015 (the “Effective Date”), Victory Energy Corporation (the “Company”) entered into an Amendment (the “Rogers Amendment”). Pursuant to the Rogers Amendment, the Company and Rogers agreed to terminate the Promissory Noe and re-establish the amount to be paid by the Company as an obligation to Rogers under the Rogers Settlement Agreement is $258,125, instead of $253,750. The Amendment further specified that if the Company failed to make the obligation payment of $258,125 on or before July 15, 2015, the Company would be in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. This amount is included in the Company’s accrued expenses as of June 30, 2015. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement.

As described above, Rogers’ legal counsel is holding the assignment to the Company of Lucas Energy, Inc.’s rights to additional Penn Virginia Property and the Settlement Shares in escrow pending the Company’s payment of all amounts due under the Rogers Settlement Agreement. As of July 16, 2015, and pursuant to an amended escrow agreement, if the Company does not pay the full amount due on or before August 17, 2015, the escrow will continue until August 27, 2015, during which time the Company may make all payments owed to Rogers. If the Company has not made all the required payments to Rogers by August 27, 2015, then the additional Penn Virginia Property and the Settlement Shares will be returned to Lucas Energy, Inc. The aforementioned Lucas Energy share volume of 44,069 represents shares resulting from the Lucas Energy, Inc. reverse stock split on July 15, 2015. The full amount due including the interest through August 27, 2015 totals $285,546.

Note 8 – Related Party Transactions

The Company has a combined receivable from Navitus and Blackacre Resources, LLC. (an investment firm in which two members of the Company's board of directors are members of management) of $126,232 and $124,367 as of June 30, 2015 and December 31, 2014, respectively. The Company also uses legal services of one of its members of its Board of Directors in the ordinary course of the Company’s business. Accrued liabilities to affiliates as of June 30, 2015 and December 31, 2014 were $574,160 and $477,934, respectively. In accordance with the Second Amended Partnership Agreement, the Company receives a 2% management fee on gross receipts of Aurora. The management fee totaled $1,176 and $2,675 for the three and six months ended June 30, 2015, and 2014, respectively.

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

During the six months ended June 30, 2015 and in consideration of capital contributions by Aurora of $2,175,000 pursuant to the capital contribution agreement with Aurora, the Company issued 2,175,000 warrants to Navitus with an exercise price ranging from $.18-$.34.

The warrants vest immediately and the Company valued the common stock warrants using the Black Scholes Option Pricing Model for the three and six months ended June 30, 2015 at $68,507 and $492,487, respectively.

During the six months ended June 30, 2015, the Company issued 400,000 shares of stock options, which are vesting over a period of 6 months, and 100,000 shares of common stock to the board of directors for their services which are vested immediately.

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

This case was mediated, with no settlement reached. It went to trial February 8-9, 2012. The Court found in favor of Oz and rendered verdict against Victory and the other Defendants, jointly and severally. Victory appealed this case to the 8th Court of Appeals in El Paso, Texas where the Court of Appeals affirmed the verdict of the District Court and Victory filed a Motion for Rehearing, which was denied. Victory filed a Petition for Review in the Supreme Court of Texas on December 15, 2014 which was denied. On March 30, 2015 Victory filed a Motion for Rehearing in this case. On May 1, 2015 the Supreme Court sent a letter asking for Oz to file a response to Victory’s motion by May 18, 2015. Oz sought an extension of time to file their response, which was unopposed by Victory. The Supreme Court allowed the extension and Oz filed their Response to Motion for Rehearing on June 11, 2015. On June 17, 2015 Victory filed a Motion for Leave to file Reply in Support of Motion for Rehearing and filed said Reply on June 19, 2015. Oz then filed a Surreply to Petitioner’s Reply to Response to Motion for Rehearing on June 25, 2015. The Supreme Court has not taken any action at this time.

Cause No. D-1-GN-13-000044; Aurora Energy Partners and Victory Energy Corporation v. Crooked Oaks, LLC; In the 261st District Court of Travis County, Texas.

Victory Energy Corporation sued Crooked Oaks, LLC a/k/a Crooked Oak, LLC for breach of a purchase and sale agreement dated May 7, 2012 in which Victory sold certain assets to Crooked Oaks, LLC. The lawsuit seeks to recover $200,000 from Crooked Oaks, LLC in addition to attorney’s fees and all costs of court.

On August 5, 2015 Victory received Notice from the District Court that this case was set on the Dismissal Docket for want of prosecution. Victory is planning on filing a Motion to Retain and a Motion for Summary Judgment in this case.

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

This lawsuit was filed on January 30, 2015. This lawsuit alleges breach of contract regarding a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELAapproximately $3 million. A second closing was to take place in September of 2014, however several title defect were found to exist. The title defects could not be cured and TELA would not agree to a purchase price reduction which ultimately lead to TELA terminating the second closing.

Aurora and Victory have filed an answer in this case. On March 4, 2015, TELA supplemented their petition adding all of the Victory board members to this lawsuit, however not everyone has been served. On April 30, 2015, Aurora and Victory filed a counterclaim against TELA alleging breach of contract, breach of warranty, fraud, fraud in the inception, negligent misrepresentation, and tortious interference with contract and business relationship. An answer, special exceptions and request for disclosure was filed on May 8, 2015 on behalf of the board members.

Discovery is ongoing in this case and no trial date has been set.

Note 11 - Subsequent Events

During the period of July 1, 2015 through August 26, 2015, additional capital contributions from noncontrolling interest of $215,000 were received. This resulted in the issuance of an additional 215,000 common stock warrants for the purchase of shares of common stock of the Company.

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

Current Company assets include interest in proven formations such as the Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline Fusselman and Eagle Ford formations. The Company’s objective is to create long-term shareholder value by increasing oil and natural gas reserves, improving financial returns (higher production volumes and lower costs), and managing the capital on its balance sheet. We are geographically focused onshore, with a primary focus in the Permian Basin of Texas and southeast New Mexico, with recent additions in the Eagle Ford Shale. The Company leverages both internal capabilities and strategic industry relationships to acquire working interest positions in low-to-moderate risk oil and natural gas prospects. Our focus is on oil or liquid-rich gas projects with longer-life reserves that offer competitive finding and development (F&D) costs.

At June 30, 2015, the Company held a working interest in 31 net wells located in the States of Texas and New Mexico. During the six months ended June 30, 2015, the Company participated in the completion of 5 (gross) and 0.10 (net) wells, respectively. All wells were successfully completed.

On July 27, 2015, the Company received its consolidated third-party reserve study prepared by the independent reserve engineering firm historically utilized by the Company. The report was prepared on a basis consistent the Company’s January 1, 2015 study under the same SEC pricing methodology and rules were followed, but represents July 1, 2015 values. This current reserve report includes a 223% increase in net Proved Developed Producing crude oil reserves to 44.08 MBBL. In addition, the reserve report includes an increase in the undiscounted cash flow value of $556.5 thousand or 25.8%, and an increase in the present value of discounted at 10% cash flows (PV10) of $486.4 thousand or 38.7%. This significant additional resource value is directly attributable to the five Eagle Ford Penn Virginia operated wells noted above. The July 1, 2015 report is based upon oil and gas prices which are 33 and 28 percent lower, respectively, than those in the January 1, 2015 report.

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

Business Combination

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
On June 24, 2015, Victory Energy Corporation (the “Company”) entered into (1) a Settlement Agreement and Mutual Release (the “Lucas Settlement Agreement”) with Lucas Energy, Inc. (“Lucas”), (2) a Settlement Agreement and Mutual Release (the “Rogers Settlement Agreement”) with Louise H. Rogers, (“Rogers”), and (3) a Compromise Settlement Agreement and Mutual General Release, effective as of June 25, 2015 (the “Earthstone Settlement Agreement”, and, together with the Lucas Settlement Agreement and the Rogers Settlement Agreement, the “Settlement Agreements”) with Earthstone Operating, LLC, Earthstone Energy, Inc., Oak Valley Resources, LLC, Oak Valley Operating LLC and Sabine River Energy, LLC (collectively, “Earthstone”), Lucas, AEP Assets LLC (“AEP”) and Aurora Energy Partners (“Aurora” and, together with the Company and AEP, the “Victory Parties”).
Lucas Settlement Agreement
Pursuant to the Lucas Settlement Agreement, the Company and Lucas agreed to terminate any and all obligations between the parties arising under the LOI. The Company and Lucas further agreed that the Company would retain ownership and control over five Penn Virginia well-bores previously assigned by Lucas to the Company (the “Penn Virginia Well-Bores”), as well as the obligations to pay the expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014. Under the terms of the Lucas Settlement Agreement, Lucas agreed to assign to the Company all of Lucas’ rights in a certain oil and gas property located in the same field as the Penn Virginia Well-Bores (the “Additional Penn Virginia Property”), including the rights to all revenues from all wells on some properties. Lucas acknowledged the principal amount of $600,000 previously advanced to Lucas by the Company pursuant to the terms of the Loan Agreement and agreed that the Company has no further obligations to advance any additional funds to Lucas pursuant to the terms of the Loan Agreement. Pursuant to the terms of the Lucas Settlement Agreement, Lucas agreed to issue 1,101,729 (44,069 post-split) shares of its common stock (the “Settlement Shares”) to the Company in full consideration of the $600,000 owed under the Loan Agreement. The Settlement Shares and an assignment of the Additional Penn Virginia Property will be held in escrow until the payment by the Company of amounts owed to Rogers under the Rogers Settlement.
As of July 16, 2015, the Company entered into an Amendment (the “Rogers Amendment”). Pursuant to the Rogers Amendment, the Company and Rogers agreed that the amount to be paid by the Company to Rogers under the Rogers Settlement Agreement is $258,125, instead of $253,750. The Rogers Amendment further specified that if the Company failed to make the payment of $258,125 on or before July 15, 2015, the Company would be in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement.
As described above, Rogers’ legal counsel is holding the assignment to the Company of Lucas Energy, Inc.’s rights to additional Penn Virginia Property and the Settlement Shares in escrow pending the Company’s payment of all amounts due under the Rogers Settlement Agreement. As of the July 16, 2015, and pursuant to an amended escrow agreement, if the Company does not pay the full amount due on or before August 17, 2015, the escrow will continue until August 27, 2015, during which time the Company may make all payments owed to Rogers. In the event that the Company has still not made all the required payments to Rogers by August 27, 2015, then all of the additional Penn Virginia Property and the Settlement Shares will be returned to Lucas Energy, Inc. The aforementioned Lucas Energy share volume of 1,101,729 (44,069 post-split) represents shares resulting from the Lucas Energy, Inc. reverse stock split on July 15, 2015. The full amount due including the interest through August 27, 2015, totals $285,546.
The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, which is filed herewith as Exhibit 10.1 and incorporated by reference herein.

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

As presented in the condensed consolidated financial statements, the Company is reporting a net (loss) income , attributable to Victory Energy Corporation, of ($1,247,458) and $272,189 for the three months ended June 30, 2015 and 2014, respectively, and net losses of $2,794,031 and $163,114 for the six months ended June 30, 2015 and 2014, respectively.

Our total cash and cash equivalents were $3,014 at June 30, 2015. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise. We will be required to raise substantial additional capital to meet our existing payment obligations and to expand our operations.
Proceeds from debt and Navitus contributions to Aurora have allowed the Company to continue operations and invest in oil and natural gas properties. Management anticipates that operating losses will continue until new wells are drilled and or acquisitions are successfully completed and incremental production increases operating profit.

The Company has invested $517,776 and $772,801, respectively, in leases, and drilling and completion costs, for the six months ended June 30, 2015 and 2014, respectively, and $0 and $2.5 million in property acquisitions for the six months ended June 30, 2015 and 2014, respectively.

On June 1, 2015, the Company announced that it engaged MLV & Co. LLC, an independent full-service investment bank, to act as its financial advisor with respect to the placement of the Company’s proposed $75 million credit facility, with initial availability based on agreed acquisitions.

One June 24, 2015, the Company engaged an advisor to provide capital raising services.

The Company remains in active discussions with Navitus, and with other third parties relating to the capital infusion and longer term financing required to cover our existing a, and pay our existing accounts payable, and to fund our operations and capital expenditures planned for 2015. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows. The Company, through Aurora as borrower, entered a $25 million credit facility (the "Credit Agreement") with Texas Capital Bank, National Association on February 20, 2014. See Note 6 “Revolving Credit Agreement”. As of June 30, 2015 the Company has $790,000 in principal amount outstanding under the Credit Agreement and $256,250 outstanding under the Rogers Note Payable. The June 30, 2015 balance of $250,650 is included in the Company’s Accrued Expenses in the June 30, 2015 Financial Statements.

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

The Company remained out of compliance with the current ratio covenant noted previously and has notified the Lender of such. As of June 30, 2015, the Company was out of compliance with the Current Ratio, and out of compliance with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and continued high general and administrative expenses for the quarter ending June 30, 2015.

On August 21, 2015, the Company executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned Borrowing Base Deficiency payments not yet paid under the April 13, 2015 Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. This Forbearance Agreement will go into effect if no additional events of default have occurred with regard to the Credit Agreement, and upon the Company’s payment of $76,081 in payment for the Borrowing Base Deficiency, a forbearance document fee and Lender’s legal expenses. On August 17, 2015, the Company paid the Lender $50,081. The remaining balance of $26,000 will place the Forbearance Agreement in effect. In addition, the Forbearance Agreement establishes a new due date for the $260,000 remaining borrowing base deficiency payment as August 31, 2015, at which time the Forbearance Agreement will terminate.

Factors affecting financial reporting of our general and administrative expenses

Our historical general and administrative expenses included in our results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Growth-in-business related general expenses

As part of our stated growth through acquisitions and development business plan, the Company has incurred additional costs associated with a business combination and termination of the same acquisition, during the six months ended June 30, 2015.  Among other things, these additional general and administrative expenses include legal, and geological analysis costs associated with title examination of properties, contractual purchase and sale agreements and third party reservoir engineering and geologic assessments for reserve calculations.  Additionally, as part of the Company’s credit facility agreement, we also pay related legal expenses for property review and assessment.  All of these expenses help us protect the assets of the Company and secure bank funding.  These specific expenses are not quarterly recurring per se, however they will occur again when additional opportunities to increase reserves and future development opportunities present themselves.  These expenses were significant, but enabled these key business growth transactions to be prudently structured and completed. We estimate the acquisition related costs to be significant as we continue to grow the asset base.

We have incurred and continue to incur significant expenses in conjunction with the terminated business combination with Lucas. These expenses include general and administrative expenses related to the engagement of professional services, specifically legal, tax, accounting and consulting.

Merger and merger termination related direct costs total approximately $1.3 million and included in general and administrative expense for the six months ended June 30, 2015. Additional costs to be incurred with concluding the merger termination are expected in the next quarter, including the additional legal fees for work performed after June 30, 2015 related to supplemental and related agreements.

We have incurred significant costs to structure and manage our debt facility and will continue to incur such costs as our asset base allows prudent borrowing against our proved reserves. These costs can fluctuate as debt instruments are ended, modified and replaced with new creditor entities. Refer to note 6.

We have incurred costs associated with investor, public relations and capital funding which are critical to operate and expand in the public company arena. Additionally, the Company engaged an investor relations and corporate communications firm to help improve investor communications, capital markets development and awareness, and transactional legal costs related to non recurring business transactions.

We have incurred director, employee, and some limited vendor stock based compensation, all non-cash in nature, as part of our key employee acquisition and retention plan. As we grow through acquisitions, we need to add new talent and incentivize our current key employees to stay with the Company.  The 2014 Long Term Incentive Plan, approved by our shareholders in February 2014, was a key element of the platform to fulfill this need.  Among other things, the Company incurred SEC related legal expenses as part of this plan and shareholder vote.  Stock grants and multi-year stock option award based compensation is now a fundamental part of the Company’s key-employee retention plan.

Volume and Price Trends

The following tables summarize the volumes and prices realized by the Company for the three month and six month period ended June 30, 2015, compared to the three month period ended June 30, 2014.

Overall BOE production increased 59% and 41% respectively, for the three and six month periods ended June 30, 2015. The rise in BOE production is primarily associated with the rise in oil production, which increased by 70% and 69% respectively, for the three and six month periods ended June 30, 2015. The increase is the result of the additional production from the Eagle Ford properties assigned to Victory in the first quarter of 2015.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Period Production
Oil (Bbl)	4,181	2,461	70%	6,678	3,942	69%
Gas (Mcf)	8,981	6,697	34%	19,826	18,969	5%
BOE	5,678	3,577	59%	9,982	7,104	41%
Daily Production
Oil (Bbl/d)	46	27	70%	74	44	68%
Gas (Mcf/d)	100	74	35%	220	211	4%
BOE/d	63	40	58%	55	39	41%

During the three and six month period ended June 30, 2015, the price per barrel realized by the Company decreased from $82.93 to $57.39 or 31%, and from $83.27 to $51.47 or 38%, respectively. During the three and six month period ended June 30, 2015, the price per Mcf realized by the Company decreased from $5.06 to $3.30 or 35% , and from $5.52 to $2.75 or 50% respectively.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Realized Prices
Oil ($/bbl)	$57.39	$82.93	(31)%	$51.47	$83.27	(38)%
Gas ($/Mcf)	3.30	5.06	(35)%	2.75	5.52	(50)%
Value per BOE	$47.49	$66.53	(29)%	$39.89	$60.95	(35)%

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Oil	Gas	Total	Oil	Gas	Total

2014 Sales	$204,091	$33,886	$237,977	$328,251	$104,709	$432,960
Change due to Volumes	142,640	11,557	154,197	227,827	4,731	232,558
Change due to Prices	(106,780)	(15,763)	(122,543)	(212,376)	(54,943)	(267,319)
2015 Sales	$239,951	$29,680	$269,631	$343,702	$54,497	$398,199

The Company’s oil and gas revenue fluctuations are directly related to the volumes produced and the commodity prices paid over the respective periods presented.

Oil and gas sales increased $154,197 and $232,558 due to volumes in the three month and six month period ended June 30, 2015, respectively. The increases were primarily driven by a rise in oil production for both periods, which was due to the continued production from the Eagle Ford properties assigned to the Company during the first quarter of 2015.

Oil and gas sales decreased $122,543 and $267,319 due to prices in the three month and six month period ended June 30, 2015. respectively, due to significant prices decreases for all commodities.

Public Company Expenses

We incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including but not limited to, increased scope of operations as we evaluate potential acquisitions, corporate structure planning, implementation of stock based compensation programs to attract and retain talent, periodic public reporting to shareholders, tax consulting, independent auditor fees, investor relations activities, registrar and transfer fees, director and officer liability insurance, and director compensation. In some cases, our small reporting company status will make key acquisitions and divestitures fall into “significant” status. This requires the Company to perform a series of financial accounting and reporting processes and filings. As we grow, these transactions will become a smaller part of our overall size, and may no longer be required.

Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 were as follows:

	(Unaudited)
	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
OIL AND GAS REVENUES	$269,631	$237,977	$31,654	13%
COSTS AND EXPENSES
Lease operating expense	42,504	53,963	(11,459)	(21)%
Production Taxes	12,842	15,127	(2,285)	(15)%
Exploration	—	19,677	(19,677)	(100)%
General and administrative expense	1,070,830	981,713	89,117	9%
Impairment	300,891	—	300,891	100%
Depletion, depreciation, and amortization	175,815	92,040	83,775	91%
Total expenses	1,602,882	1,162,520	440,362
LOSS FROM OPERATIONS	(1,333,251)	(924,543)	(408,708)
OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	—	2,159,592	(2,159,592)	(100)%
Management fee income	1,176	84,993	(83,817)	(99)%
Interest expense	(28,480)	(22,223)	(6,257)	28%
Total net other income and expense	(27,304)	2,222,362	(2,249,666)
NET INCOME (LOSS) BEFORE TAX BENEFIT	(1,360,555)	1,297,819	(2,658,374)
TAX BENEFIT	—	—
NET INCOME (LOSS)	(1,360,555)	1,297,819	(2,658,374)
Less: Net income (loss) attributable to non-controlling interest	(113,097)	1,025,630	(1,138,727)	(111)%
NET INCOME (LOSS) ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(1,247,458)	$272,189	$(1,519,647)	558%

Revenues: Our revenues increased $31,654 or 13% to $269,631 for the three months ended June 30, 2015 from $237,977 for the three months ended June 30, 2014. The increase in revenues is primarily associated with the new production from the Penn Virginia wells, and was also partially offset by lower commodity prices in 2015.

Lease operating expense: Lease operating expenses decreased $11,459 to $42,504 or 21% from $53,963 for the three months ended June 30, 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during June 30, 2015 and June 30, 2014, as well as lower operating costs of the new property portfolio in 2015.

Production taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $2,285 or 15% to $12,842 for the three months ended June 30, 2015 from $15,127 for the three months ended June 30, 2014. The decline in production taxes is associated with the decline in oil and natural gas commodity prices from 2014 to 2015.

Exploration expense: Exploration expense decreased $19,677 or 100% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease in exploration expense is primarily the result of a decline in geological and geophysical (G&G) costs associated with the services related to acquisition and divestiture work.

General and administrative expense: General and administrative expenses increased $89,117 or 9% to $1,070,830 for the three months ended June 30, 2015 from $981,713 for the three months ended June 30, 2014. The increase is primarily due to $395,180 of merger and merger termination costs, an increase of $61,498 of legal fees for ongoing litigation, offset by a decrease in director compensation expense of $286,085, a decrease in salaries of $54,287, and a decrease of travel expenses $27,099.

Impairment of assets: Asset impairments increased $300,891 or 100% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase is the result of the Company’s impairment of oil and gas properties as the industry experiences more sustained lower commodity prices.

Depletion, depreciation and amortization: Depletion, depreciation and amortization increased $83,775 or 91% to $175,815 for the three months ended June 30, 2015 from $92,040 for the three months ended June 30, 2014. The increase is primarily due to higher oil and natural gas production volumes.

Gain on sale of oil and natural gas properties: The $2,159,592 decrease in the gain on sale of oil and natural gas properties is due to the sale of the Lightnin' property during the three months ended June 30, 2014. No properties were sold for the six months ended June 30, 2015.

Management fee income: Management fee income decreased $83,817 or 99% to $1,176 for the three months ended June 30, 2015. Victory charges a 2% management fee to Navitus Energy Group, a 50% partner of Aurora on only gross revenues which are attributable to Aurora.

Interest expense: Interest expense increased $6,257 for the three months ended June 30, 2015 from $22,223 of interest income (net) for the three months ended June 30, 2014. This is primarily due to the larger balance of the drawn facility and amounts in the three months ended June 30, 2015, as well as the longer time the balance was outstanding in 2015 versus 2014.

Income taxes: There is no provision for income tax recorded for either the three months ended June 30, 2015 or for the three months ended June 30, 2014 due to the net operating loss carry forwards (“NOLs”) up through the period ending June 30, 2015. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

	(Unaudited)
	Six Months Ended June 30,			Percentage Change
	2015	2014	Change	Inc (Dec)
REVENUE	$398,199	$432,960	$(34,761)	(8)%
COSTS AND EXPENSES
Lease operating expense	77,017	115,632	(38,615)	(33)%
Production Taxes	19,541	25,262	(5,721)	(23)%
Exploration	3,491	24,172	(20,681)	(86)%
General and administrative expense	2,715,194	1,463,628	1,251,566	86%
Impairment	306,387	—	306,387	100%
Depletion, depreciation and amortization	251,014	170,071	80,943	48%
Total expenses	3,372,644	1,798,765	1,573,879
LOSS FROM OPERATIONS	(2,974,445)	(1,365,805)	(1,608,640)
OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	—	2,159,592	(2,159,592)	(100)%
Management fee income	2,675	88,892	(86,217)	(97)%
Interest expense	(47,186)	(31,008)	(16,178)	52%
Total net other income and expense	(44,511)	2,217,476	(2,261,987)
INCOME (LOSS) BEFORE TAX BENEFIT	(3,018,956)	851,671	(3,870,627)
TAX BENEFIT	—	—	—
NET INCOME (LOSS)	(3,018,956)	851,671	(3,870,627)
Less: Net income (loss) attributable to non-controlling interest	(224,925)	1,014,785	1,239,710	(122)%
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(2,794,031)	$(163,114)	$(2,630,917)	1,613%

Revenues: Our revenues decreased $34,761 or 8% to $398,199 for the six months ended June 30, 2015 from $432,960 for the six months ended June 30, 2014. The decrease in revenues is primarily associated with the decline in oil and natural gas commodity prices received by the Company for the respective periods.

Lease operating expense: Lease operating expenses decreased $38,615 to $77,017 or 33% from $115,632 for the six months ended June 30, 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during June 30, 2015 and 2014, as well as lower operating costs of the new property portfolio in 2015.

Production taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $5,721 or 23% to $19,541 for the six months ended June 30, 2015 from $25,262 for the three months ended June 30, 2014. The decline in production taxes is primarily associated with the decline in oil prices from 2014 to 2015.

Exploration expense: Exploration expense decreased $20,681 or 86% to $3,491 from $24,172 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in exploration expense is primarily the result of a decline in geological and geophysical (G&G) costs associated with the services related to acquisition and divestiture work.

General and administrative expense: General and administrative expenses increased $1,251,566 or 86% to $2,715,194 for the six months ended June 30, 2015 from $1,463,628 for the six months ended June 30, 2014. The increase is primarily due to $1,326,846 of merger and merger termination costs, an increase of $107,954 for banker investment company fees, and increase of $75,851 of legal fees for ongoing litigation, offset by a decrease in director compensation expense of $259,085.

Impairment of assets: Asset impairments increased $306,387 or 100% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase is the result of the Company’s impairment of oil and gas properties as the industry experiences more sustained lower oil and natural gas commodity prices.

Depletion, depreciation and amortization: Depletion, depreciation and amortization increased $80,943 or 48% to $251,014 for the six months ended June 30, 2015 from $170,071 for the six months ended June 30, 2014. The increase is primarily due to higher oil and natural gas production volumes.

Gain on sale of oil and natural gas properties: The $2,159,592 decrease in the gain on sale of oil and natural gas properties is due to the sale of the Lightnin' property during the six months ended June 30, 2014. No properties were sold for the six months ended June 30, 2015.

Management fee income: Management fee income decreased $86,217 or 97% to $2,675 for the six months ended June 30, 2015. Victory charges a 2% management fee to Navitus Energy Group, a 50% partner of Aurora, on gross revenues which are attributable to Aurora.

Interest expense: Amortization of debt financing costs and interest expense increased $16,178 for the six months ended June 30, 2015 from $31,008 of interest income (net) for the six months ended June 30, 2014. This is primarily due to the larger balance of the drawn facility and amounts in the three months ended June 30, 2015, as well as the longer time the balance was outstanding in 2015 versus 2014.

Income taxes: There is no provision for income tax recorded for either the six months ended June 30, 2015 or for the six months ended June 30, 2014 due to the net operating loss carry forwards (“NOLs”) up through the period ending June 30, 2015. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2015 as compared to December 31, 2014, are as follows:

	June 30, 2015	December 31, 2014

Cash	$3,014	$2,941
Total current assets	$171,106	$190,719
Total assets	$1,876,814	$1,203,713
Total current liabilities	$3,966,130	$2,632,043
Total liabilities	$3,998,849	$2,672,536

At June 30, 2015, the Company had a working capital deficit of $3,795,024 compared to a working capital deficit of $2,441,324 at December 31, 2014. Current liabilities increased to $3,966,130 at June 30, 2015 from $2,632,043 at December 31, 2014.

Net cash used in operating activities for the six months ended June 30, 2015 was $1,647,151 after the net loss of $3,018,956 was decreased by $599,420 in non-cash charges and offset by $772,385 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the six months ended June 30, 2014 of $836,030 after the net loss for that period of $851,671 was decreased by $1,582,835 in non-cash charges and $104,866 in changes to other operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2015 was $517,776, all of which all was used for acquisitions, leases, drilling, and related costs. This compares to $772,801 in drilling and acquisition costs offset by $2,491,888 for acquisition of oil and gas properties, $4,021,000 in proceeds for the sale of our Lightnin' properties, $3,710 for the purchases of furniture and fixtures, and $22,577 for farm out of leaseholds sold for the six months ended June 30, 2014.

Net cash provided by financing activities for the six months ended June 30, 2015 was $2,165,000 of which $2,175,000 was contributions from Navitus and offset by $10,000 in principal payments on debt financing. This compares to $890,000 of contributions from Navitus, $257,901 in distributions to Navitus, $122,469 in costs for debt financing, and $800,000 from bank financing for the six months ended June 30, 2014, which resulted in net cash provided by financing activities of $1,309,630.

On March 17, 2015, Aurora entered into a Waiver of Event of Default (the "Waiver Agreement") with the Lender. Under the terms of the Waiver Agreement, the Lender agreed to waive an event of default under the Loan Agreement for the fiscal quarters ended September 30, 2014 and December 31, 2014, subject to certain conditions which were met with the required time period allowed.

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing as of June 1, 2015. Additionally, the Lender notified Aurora that, based on the Lender’s redetermination of Aurora’s borrowing base, the monthly reduction amount under the Credit Agreement will be increased, commencing on June 1, 2015, from $0 to $10,000. Pursuant to this increase in the monthly reduction amount, Aurora’s borrowing base will be automatically reduced by $10,000 on the first day of each calendar month beginning on June 2015 until the Lender’s next periodic borrowing base redetermination. The Company has made a payment in the amount of $10,000 principle in June 2015.

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

The Company remained out of compliance with the current ratio covenant noted previously and has notified the Lender of such. As of June 30, 2015, the Company was out of compliance with the Current Ratio, and out of compliance with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and continued high general and administrative expenses for the quarter ending June 30, 2015.

On August 21, 2015, the Company executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned Borrowing Base Deficiency payments not yet paid under the April 13, 2015 Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. This Forbearance Agreement will go into effect if no additional events of default have occurred with regard to the Credit Agreement, and upon the Company’s payment of $76,081 in payment for the Borrowing Base Deficiency, a forbearance document fee and Lender’s legal expenses. On August 17, 2015, the Company paid the Lender $76,081, and the aforementioned Forbearance Agreement is in effect. This Forbearance Agreement also establishes a new due date for the $260,000 remaining borrowing base deficiency payment as August 31, 2015, at which time the Forbearance Agreement will terminate.

As of the date of this Quarterly Report on Form 10-Q, we are, and anticipate that we will continue to be, limited in terms of our capital resources. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise.

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
Pursuant to Rule 13a-15(e) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (‘CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures reflect a material weakness due to the size and nature of our Company.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. Based on this assessment, management identified the following material weakness that has caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Part II – Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
We have substantial liabilities that require that we raise additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our existing stockholders.
As of June 30, 2015, we had $3,014 of cash, current assets of $171,106, current liabilities of $3,966,130 and a working capital deficit of $3,795,024. Our current liabilities include $3,149,018 of accounts payable and accrued liabilities, some of which are past due, and $256,250 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all. We are currently unable to pay our accounts receivable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.
We are will be required to seek additional debt or equity financing in order to pay our current liabilities and to support our anticipated operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we will not be able to achieve the operating activities that we need to cover our costs, and our results of operations would be negatively affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the six months ended June 30, 2015:

During the six months ended June 30, 2015 we issued warrants to purchase shares of common stock at exercise prices ranging from $0.18 to $0.34 to Navitus in consideration of capital contributions to Aurora of $2,175,000 pursuant to the Company’s capital contribution agreement with Aurora.  The Company issued these warrants from January 1, 2015 through June 30, 2015.

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

10.1
Settlement Agreement and Mutual Release dated June 24, 2015 by and between Lucas Energy, Inc. and Victory Energy Corporation. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015.

10.2
Settlement Agreement and Mutual Release dated June 24, 2015 by and between Victory Energy Corporation and Louis H. Rogers. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015.

10.3
Compromise Settlement Agreement and Mutual Release dated June 24, 2015 by and among Earthstone Operating, LLC, Earthstone Energy, Inc., Oak Valley Resources, LLC, Oak Valley Operating, LLC, Sabine River Energy, LLC, Lucas Energy, Inc., Victory Energy Corporation, AEP Assets LLC and Aurora Energy Partners. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015.

10.4
Amendment No. 1 to Settlement Agreement and Mutual Release dated effective as of July 16, 2015 by and between Victory Energy Corporation and Louis H. Rogers. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2015.

10.5	Amendment No. 1 to Pre-Merger Collaboration Agreement dated March 2, 2015. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015.

10.6 **	Replacement Forbearance Agreement, by and between Aurora Energy Partners and Texas Capital Bank, National Association dated August 21, 2015. **

31.1 **	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2 **	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1 **	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2 **	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

VICTORY ENERGY CORPORATION

Date:	August 26, 2015	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

Date:	August 26, 2015	By:	/s/ Fred J. Smith, Jr.
Fred J. Smith, Jr.
Chief Financial Officer