Form 10-Q
period 2015-09-30
VICTORY ENERGY CORP
filed 2015-10-29
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2015, there were 30,607,826 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015,

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$112,966	$2,941
Accounts receivable - less allowance for doubtful accounts of $200,000, and $200,000 for September 30, 2015 and December 31, 2014, respectively	24,551	41,565
Accounts receivable - affiliates	129,284	124,367
Prepaid expenses	3,954	21,846
Total current assets	270,755	190,719
Fixed Assets
Furniture and equipment	46,883	46,883
Accumulated depreciation	(22,813)	(17,965)
Total furniture and equipment	24,070	28,918

Oil and gas properties, net of accumulated impairment (successful efforts method)	3,578,864	2,838,573
Accumulated depletion, depreciation and amortization	(2,036,467)	(1,942,380)
Total oil and gas properties, net	1,542,397	896,193
Other Assets
Deferred debt financing costs, net	57,266	87,883
Total Assets	$1,894,488	$1,203,713
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,173,957	$1,119,896
Accrued liabilities	495,551	221,209
Accrued liabilities - affiliates	679,111	477,934
Liability for unauthorized preferred stock issued	9,283	9,283
Revolving credit facility	730,000	800,000
Asset retirement obligations	14,299	3,721
Total current liabilities	4,102,201	2,632,043
Other Long Term Liabilities
Asset retirement obligations	33,292	40,493
Total long term liabilities	33,292	40,493
Total liabilities	4,135,493	2,672,536
Stockholders' Deficit
Common stock, $0.001 par value, 47,500,000 shares authorized, 30,607,826 shares and 29,202,826 shares issued and outstanding for September 30, 2015 and December 31, 2014, respectively	30,608	29,203
Additional paid-in capital	35,553,772	34,974,441
Accumulated deficit	(43,788,466)	(40,111,826)
Total Victory Energy Corporation stockholders' deficit	(8,204,086)	(5,108,182)
Non-controlling interest	5,963,081	3,639,359
Total stockholders' deficit	(2,241,005)	(1,468,823)
Total Liabilities and Stockholders' Deficit	$1,894,488	$1,203,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Oil and Gas Revenues	$152,448	$173,527	$550,647	$606,487
Operating Expenses:
Lease operating expenses	37,279	42,154	114,296	157,786
Production taxes	7,178	9,547	26,719	34,809
Dry hole costs	—	576	—	576
Exploration and abandonment costs	(5,611)	27,641	(2,120)	51,813
General and administrative expense	941,822	656,586	3,657,016	2,120,214
Impairment of oil and natural gas properties	3,152	—	309,539	—
Depletion, depreciation, and amortization	84,423	81,952	335,437	252,024
Total operating expenses	1,068,243	818,456	4,440,887	2,617,222
Loss from Operations	(915,795)	(644,929)	(3,890,240)	(2,010,735)
Other Income (Expense):
Gain on sale of oil and gas properties	—	507	—	2,160,099
Management fee income	3,053	3,470	5,728	92,362
Interest expense	(32,220)	(18,631)	(79,406)	(49,639)
Total net other income and (expense)	(29,167)	(14,654)	(73,678)	2,202,822
Income (Loss) before Tax Benefit	(944,962)	(659,583)	(3,963,918)	192,087
Tax benefit	—	—	—	—
Net income (loss)	(944,962)	$(659,583)	(3,963,918)	192,087
Less: Net income (loss) attributable to non-controlling interest	(62,353)	(36,788)	(287,278)	977,997
Net income (loss) attributable to Victory Energy Corporation	$(882,609)	$(622,795)	$(3,676,640)	$(785,910)

Weighted average shares, basic and diluted
Basic	29,776,068	28,788,533	29,428,000	28,154,497
Diluted	29,776,068	28,788,533	29,428,800	28,154,497
Net income (loss) per share, basic and diluted
Basic	$(0.03)	$(0.02)	$(0.12)	$(0.03)
Diluted	$(0.03)	$(0.02)	$(0.12)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,963,918)	$192,087
Adjustments to reconcile net income (loss) from operations to net cash used in operating activities
Amortization of debt financing costs	30,617	24,380
Accretion of asset retirement obligation	4,593	2,686
Gain from sale of oil and gas properties	—	(2,160,099)
Depletion, depreciation, and amortization	335,437	252,024
Impairment of assets	309,539	—
Gain on asset retirement settlement	(3,721)	—
Stock based compensation	411,527	461,237
Restricted stock in exchange for services	169,210	51,042
Change in operating assets and liabilities
Accounts receivable	17,014	60,001
Accounts receivable - affiliates	(4,917)	(100,570)
Prepaid expense	17,892	16,707
Accounts payable	300,207	1,010,123
Accrued liabilities	274,342	2,618
Accrued liabilities – affiliates	201,177	14,781
Net cash used in operating activities	(1,901,001)	(172,983)
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and completion costs	(529,974)	(1,569,514)
Acquisition of oil and gas properties	—	(3,397,122)
Proceeds from the sale of assets	—	4,021,000
Purchase of furniture and fixtures	—	(3,710)
Renewal of leaseholds	—	(22,577)
Net cash provided by investing activities	(529,974)	(971,923)
CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	2,611,000	1,140,000
Non-controlling interest distributions	—	(647,421)
Debt financing costs	—	(122,469)
Proceeds from issuance of note payable	—	1,233,000
Principal payments of debt financing	(70,000)	(433,000)
Net cash provided by financing activities	2,541,000	1,170,110
Net change in cash	110,025	25,204
Beginning cash	2,941	20,858
Ending cash	$112,966	$46,062

Supplemental cash flow information:
Cash paid:
Interest	$32,730	$18,978
Non-cash investing and financing activities:
Asset retirement obligation incurred	$2,505	$3,721
Accrued capital expenditures	$398,052	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Victory is an independent, growth oriented natural resources company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners, a Texas general partnership (“Aurora”). Current operations are located onshore primarily in the State of Texas. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 30,607,826 shares of common stock outstanding as of September 30, 2015. The Company’s corporate headquarters are located at 3355 Bee Caves Road, Suite 608, Austin, TX 78746.

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2015, for three and nine month periods ended September 30, 2015 and 2014, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission "SEC" for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of Victory and Aurora as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America “U.S. GAAP”, have been included.

Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 31, 2015.

Non-controlling Interests:

The Navitus Energy Group, a Texas general partnership (“Navitus”) is a partner with Victory in Aurora. Victory and Navitus each own a 50% partnership interest in Aurora. Victory is the Managing Partner and has contractual authority to manage the business affairs of Aurora.

The non-controlling interest in Aurora is held by Navitus. As of September 30, 2015, $5,963,081 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora, with income (losses) attributable to non-controlling interests of ($62,353) and ($36,788) for the three months ended September 30, 2015 and 2014, respectively, and $(287,278) and net income of $977,997 for the nine months ended September 30, 2015 and 2014, respectively. As of December 31, 2014, $3,639,359 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora.

Use of Estimates:

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion, and amortization (“DD&A”) expense, property costs, estimated future net cash flows from proved reserves, cost to abandon oil and natural gas properties, taxes, accruals of capitalized costs, operating costs and production revenue, general and administrative costs and interest, exploration expense, the purchase price allocation on properties acquired, various common stock warrants and option transactions, and contingencies.

Oil and Natural Gas Properties:

We account for investments in oil and natural gas properties using the successful efforts method of accounting. Under this method of accounting, only successful exploration drilling costs that directly result in the discovery of proved reserves are capitalized. Unsuccessful exploration drilling costs that do not result in an asset with future economic benefit are expensed. All development costs are capitalized because the purpose of development activities is considered to be building a producing system of wells, and related equipment facilities, rather than searching for oil and natural gas. Items charged to expense generally include geological and geophysical costs. Capitalized costs for producing wells and associated land and other assets are depleted using a Units of Production methodology based on the proved, developed reserves and calculated on a field basis, based upon reserve reports prepared by an independent petroleum engineer in accordance with SEC rules.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets at September 30, 2015 and December 31, 2014. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

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

The Company recognized stock-based directors compensation expense from stock awards granted to directors for services of $348,174 and $365,675 for the nine months ended September 30, 2015 and 2014, respectively.

The Company recognized stock-based incentive compensation expense from stock options granted to officers and employees of the company of $63,353 and $95,562 for the nine months ended September 30, 2015 and 2014, respectively.

The Company also recognized stock-based general and administrative expense of $169,210 and $51,042 from restricted stock and stock options issued to consultants for the nine months ended September 30, 2015 and 2014, respectively.

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

As presented in the condensed consolidated financial statements, the Company is reporting net losses, attributable to Victory Energy Corporation, of $882,609 and $622,795 for the three months ended September 30, 2015 and 2014, respectively, and net losses of $3,676,640 and $785,910 for the nine months ended September 30, 2015 and 2014, respectively.

Our total cash and cash equivalents were $112,966 at September 30, 2015. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise. We will be required to raise substantial additional capital to meet our existing payment obligations and to expand our operations.
Proceeds from Navitus contributions to Aurora have allowed the Company to continue operations and invest in oil and natural gas properties. Management anticipates that operating losses will continue until new wells are drilled, oil and natural gas prices improve, and or acquisitions are successfully completed and incremental production increases operating profit.
The Company has invested $529,974 and $1,569,514, respectively, in leases, and drilling and completion costs, for the nine months ended September 30, 2015 and 2014, respectively, and $0 and $3,397,122 in property acquisitions for the nine months ended September 30, 2015, and 2014, respectively.

The Company remains in active discussions with Navitus, and with other third parties relating to the capital infusion and longer term financing required to cover its existing and expected future deficit in cash flow from operating activities, reduce or pay its borrowing base deficiency (as defined below), pay its existing accounts payable and to fund its capital expenditures and property acquisitions planned for 2015 and 2016. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows. The Company, through Aurora as borrower, entered a $25 million credit facility (the "Credit Agreement") with Texas Capital Bank, National Association on February 20, 2014. See Note 6 “Revolving Credit Agreement”. As of September 30, 2015 the Company has $730,000 in principal amount outstanding under the Credit Agreement. The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern.

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Revolving Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing in June 2015.
On May 13, 2015, Aurora informed the Lender it would not make the required $300,000 payment but was submitting its newly acquired five Eagle Ford wells as additional collateral to be considered and its willingness to execute mortgages regarding the properties to meet the deficiency. As of June 3, 2015, the Company paid the aforementioned June monthly principal reduction of $10,000.

On August 21, 2015, the Company executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned borrowing base deficiency payments not yet paid under the April 13, 2015 Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. On August 26, 2015, the Company paid the Lender $76,081 to cover a portion of the deficiency payment, as well as a forbearance document fee and Lender's legal expenses, all as required by the terms of the Forbearance Agreement, and the Forbearance Agreement went into effect for the $260,000 remaining borrowing base deficiency payment. Upon expiration of the Forbearance Agreement on August 31, 2015, the Company was required to make a $260,000 borrowing base deficiency payment to the Lender. On August 31, 2015, the Forbearance Agreement expired pursuant to its terms.

The Company did not make the above payment and has been in continuous contact with its lender regarding its plan of payment of the $260,000 as well as the remaining credit facility balance. The Company made a $50,000 principal payment to the lender on October 14, 2015 as part of that plan. Although the Company is in default of the Credit Agreement and related agreements, the Company’s lender continues to cooperate with the Company in working out a payment plan and has not advised the Company of any additional actions it plans to take. See Note 11 - Subsequent Events.

Note 2 - Acquisitions
Business Combination
As previously disclosed in the Company's Form 8-K filed on February 4, 2015, Victory entered into a letter of intent ("LOI") relating to a proposed business combination with Lucas Energy, Inc. ("Lucas"). The business combination was contingent on, among other things, the parties completing due diligence, including title due diligence, the mutual negotiation of definitive documents, regulatory approvals and the registration of the securities to be issued to the shareholders of the combined company resulting from the Combination (the “Combined Company”).
On February 26, 2015, Victory entered into (a) the Pre-Merger Collaboration Agreement (the “Collaboration Agreement”) by and among Victory, Lucas, Navitus and AEP Assets, LLC, a wholly-owned subsidiary of Aurora (“AEP”); and (b) the Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Victory and Lucas. Subsequently the parties entered into Amendment No. 1 to the Pre-Merger Collaboration Agreement on March 3, 2015 , which amendments affected thereby are included in the discussion of the Collaboration Agreement below.
On March 2, 2015, payments of $195,928 and $317,027 were made by Aurora, on behalf of Victory, to Earthstone Energy/Oak Valley Resources and Penn Virginia, respectively, pursuant to the Pre-Merger Collaboration Agreement for costs related to the two Earthstone Energy/Oak Valley Resources and the five Penn Virginia operated Eagle Ford wells, respectively.
The initial draw, and any other amounts borrowed by Lucas under the Loan Agreement were evidenced by a Secured Subordinated Delayed Draw Term Note issued by Lucas in favor of Victory, which was in an initial amount of $250,000 (the “Draw Note”). Borrowings evidenced by the Draw Note accrued interest at 0.5% per annum, with accrued interest payable in one lump sum on maturity. The maturity date of the Draw Note was February 26, 2016. A total of $600,000 was paid to Lucas through May 11, 2015, under the Draw Note.
On May 11, 2015, the Company terminated the LOI pursuant to its terms, which permitted either the Company or Lucas to terminate the LOI by written notification to the other party. The Company also notified Lucas pursuant to the Loan Agreement, as well as the related draw note would not extend any further credit to Lucas under the Loan Agreement. Merger and merger termination related direct costs total $1,326,850 and are included in general and administrative expenses for the nine months ended September 30, 2015.

On June 24, 2015, the Company entered into (1) a Settlement Agreement and Mutual Release (the “Lucas Settlement Agreement”) with Lucas, (2) a Settlement Agreement and Mutual Release (the “Rogers Settlement Agreement”) with Louise H. Rogers, (“Rogers”), and (3) a Compromise Settlement Agreement and Mutual General Release, effective as of June 25, 2015 (the “Earthstone Settlement Agreement”, and, together with the Lucas Settlement Agreement and the Rogers Settlement Agreement, the “Settlement Agreements”) with Earthstone Operating, LLC, Earthstone Energy, Inc., Oak Valley Resources, LLC, Oak Valley Operating LLC and Sabine River Energy, LLC (collectively, “Earthstone”), Lucas, AEP, and Aurora.

Lucas Settlement Agreement

Pursuant to the Lucas Settlement Agreement, the Company and Lucas agreed to terminate any and all obligations between the parties arising under the LOI and the Collaboration Agreement. The Company and Lucas further agreed that the Company would retain ownership and control over five Penn Virginia well-bores previously assigned by Lucas to the Company (the “Penn Virginia Well-Bores”), as well as the obligations to pay the expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014. Under the terms of the Lucas Settlement Agreement, Lucas agreed to assign to the Company all of Lucas’ rights in a certain oil and gas property located in the same field as the Penn Virginia Well-Bores (the “Additional Penn Virginia Property”), including the rights to all revenues from all wells on some properties. Lucas acknowledged the principal amount of $600,000 previously advanced to Lucas by the Company pursuant to the terms of the Loan Agreement and agreed that the Company has no further obligations to advance any additional funds to Lucas pursuant to the terms of the Loan Agreement. Pursuant to the terms of the Lucas Settlement Agreement, Lucas agreed to issue 1,101,729 shares (44,069 post-split declared by Lucas as of July 15, 2015) shares of its common stock (the “Settlement Shares”) to the Company in full consideration of the $600,000 owed under the Loan Agreement. The Settlement Shares and an assignment of the Additional Penn Virginia Property was held in escrow pending the payment by the Company of amounts owed to Rogers under the Rogers Settlement (as described below). The Company has charged the $600,000 to general and administrative expenses as a cost of the merger termination.

Rogers Settlement Agreement

Pursuant to the Rogers Settlement Agreement, the Company and Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Collaboration Agreement, (ii) that the Company would pay Rogers, on or before July 15,

2015, $253,750, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $253,750 ia made by the Company to the Rogers.

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

As described above, Rogers’ legal counsel held the assignment to the Company of Lucas Energy, Inc.’s rights additional Penn Virginia Property and the Settlement Shares in escrow pending the Company’s payment of all amounts due under the Rogers Settlement Agreement. The Company failed to make the required payment to Roger’s by August 27, 2015, and has still not made all the required payments. As a result, the additional Penn Virginia Property was returned to Lucas Energy, Inc. on or about June 24, 2015. The full amount due under the Roger’s obligation including accrued interest at September 30, 2015 totals $288,559.

Earthstone Settlement Agreement

Pursuant to the terms of the Earthstone Settlement Agreement, the Company assigned to Earthstone certain oil and gas interests in the wells which were previously transferred to the Company by Lucas in February 2015. The Company and Earthstone also agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the effective date of the Earthstone Settlement Agreement, whether known or unknown, except in connection with the breach, enforcement or interpretation of the Earthstone Settlement Agreement. Lucas and Earthstone similarly agreed to release each other from such claims pursuant to the terms of the Earthstone Settlement Agreement. The Company has charged the $195,928 to general and administrative expenses as a cost of the merger termination.

Note 3 – Oil and natural gas properties, net of accumulated impairment (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	September 30, 2015	December 31, 2014
Oil and natural gas properties	$3,578,864	$2,838,573
Less: accumulated depletion	(2,036,467)	(1,942,380)
Oil and natural gas properties, net	$1,542,397	$896,193

Depletion, depreciation, accretion, and amortization expense for the three months ended September 30, 2015 and 2014 was $84,423 and $81,952, respectively, and for the nine months ended September 30, 2015 and 2014 was $335,437 and $252,024, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded impairment losses of $309,539 and $0, respectively.

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability as of and for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014.

	September 30, 2015	December 31, 2014
Asset retirement obligation at beginning of period	$44,214	$51,954
Liabilities incurred on properties acquired and developed	2,505	3,721
Revisions to previous estimates	—	(14,821)
Liabilities on properties sold or settled	(3,721)	—
Accretion expense	4,593	3,360
Asset retirement obligation at end of period	$47,591	$44,214

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

Under the terms of Aurora’s Seconded Amended Partnership Agreement, Navitus Partners, LLC, admitted under the Navitus Private Placement Memorandum (the "Navitus PPM"), earns a preferred return distribution of 10% based upon capital contributions to Aurora used by Victory to acquire or develop oil and gas prospects or related assets on behalf of Aurora. The preferred return distribution is in addition to and does not reduce any net profits interest. Since August 23, 2012, preferred distributions rights total $1,132,073 ($25,942 attributable to 2012, $232,373 attributable to 2013, $401,080 attributable to 2014, $137,361 attributable to the three months ended March 31, 2015, $163,959 attributable to the three months ended June 30, 2015, and 171,358 attributable to the three months ended September 30, 2015). Victory, as managing partner, may, in its sole discretion, choose to distribute all or a portion of the preferred returns, or, apply these funds to other partnership purposes.

Navitus Partners, LLC, a partner in Navitus, also receives warrants for Victory’s common stock, allocated 50,000 warrants for every unit ($50,000/unit) purchased under the Navitus PPM (equivalent of one (1) warrant for every $1.00 invested), exercisable under the terms of Aurora’s Second Amended Partnership Agreement and the Navitus PPM. Since August 23, 2012, $7,042,601 of capital contributions have resulted in issuance of 7,042,601 common stock warrants (1,100,000 in 2012, 2,191,601 in 2013, 1,140,000 in 2014, and 1,925,000 during the nine months ended September 30, 2015).

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

On August 21, 2015, the Company executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned Borrowing Base Deficiency payments not yet paid under the April 13, 2015 Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. On August 26, 2015, the Company paid the Lender $76,081 to cover a portion of the deficiency payment, as well as a Forbearance document fee and Lender's legal expenses, as required by the Forbearance Agreement, and the aforementioned Forbearance Agreement went into effect for the $260,000 remaining borrowing base deficiency payment. On August 31, 2015, the Forbearance Agreement terminated pursuant to its terms. The Company did not make the above payment and has been in continuous contact with its lender regarding its plan of payment of the $260,000 as well as the remaining credit facility balance. The Company made a $50,000 principle payment to the lender on October 14, 2015 as part of that plan.

Although the Company is in technical default of the Credit Agreement and related agreements, the Company’s lender continues to cooperate with the Company in working out a payment plan and has not advised the Company of any additional actions it plans to take.

Amortization of debt financing costs and interest expense on this debt for the nine months ended September 30, 2015 and 2014 was $30,617 and $24,380, respectively.

Note 7 - Rogers Settlement Obligation

Pursuant to the aforementioned merger termination, the Company had recorded a Promissory Note in the amount of $250,000 payable to Louise H. Rogers, Lucas’ senior lender in conjunction with the Pre Merger Collaboration Agreement, which accrues interest at the rate of 18% per annum. On May 11, 2015, the Company terminated the LOI with Lucas, pursuant to its terms, which permitted either the Company or Lucas to terminate the LOI by written notification to the other party. The Promissory Note was due and payable prior to August 17, 2015 in accordance with the Pre Merger Collaboration Agreement. In connection with the issuance of the Promissory Note, Louise H. Rogers had released the Well Rights from its security interest in order to accommodate the transactions contemplated by the Collaboration Agreement and Loan Agreement as of February 27, 2015. In connection to this note $250,000 has been charged to general and administrative expense as a cost of the terminated merger transaction through June 30, 2015 the interest was accrued at $125 per day for a total of $6,250. The September 30, 2015 balance of $290,433 is included in the Company’s Accrued Expenses in the June 30, 2015 Consolidated Financial Statements.

As of July 16, 2015, Victory entered into the Rogers Amendment. Pursuant to the Rogers Amendment, the Company and Rogers agreed to terminate the Promissory Noe and re-establish the amount to be paid by the Company as an obligation to Rogers under the Rogers Settlement Agreement is $258,125, instead of $253,750. The Rogers Amendment further specified that if the Company failed to make the obligation payment of $258,125 on or before July 15, 2015, the Company would be in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. This amount was included in the Company’s accrued expenses as of September 30, 2015. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement.

As described above, Rogers’ legal counsel held the assignment to the Company of Lucas's rights to additional Penn Virginia Property and the Settlement Shares in escrow pending the Company’s payment of all amounts due under the Rogers Settlement Agreement. The Company failed to make the required payment to Roger’s by August 27, 2015, and has still not made all the required payments. As a result, the additional Penn Virginia Property was returned to Lucas Energy, Inc. The full amount due under the Roger’s obligation including accrued interest at September 30, 2015 totals $288,559.

Note 8 – Related Party Transactions

The Company has a combined receivable from Navitus and Blackacre Resources, LLC (an investment firm in which two members of the Company's board of directors are members of management) of $129,284 and $124,367 as of September 30, 2015 and December 31, 2014, respectively. The Company also uses legal services of one of its members of its Board of Directors in the ordinary course of the Company’s business. Accrued liabilities to affiliates as of September 30, 2015 and December 31, 2014 were $679,111 and $477,934, respectively. In accordance with the Second Amended Partnership Agreement, the Company receives a 2% management fee on gross receipts of Aurora. The management fee totaled $3,053 and $5,578 for the three and nine months ended September 30, 2015, and $11,594 and $92,362 for the three and nine months ended September 30, 2014, respectively.

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

During the three months ended September 30, 2015 and in consideration of capital contributions by Aurora of $436,000 pursuant to the capital contribution agreement with Aurora, the Company issued 436,000 warrants to Navitus with an exercise price ranging from $0.25 - $0.35.

The warrants vest immediately and the Company valued the common stock warrants using the Black Scholes Option Pricing Model for the three and nine months ended September 30, 2015 at $68,507 and $492,487, respectively.

During the nine months ended September 30, 2015, the Company issued 600,000 shares of stock options, which are vesting over a period of 36 months, and 1,305,000 shares of common stock to the board of directors for their services which are vested immediately.

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

On August 5, 2015 Victory received Notice from the District Court that this case was set on the Dismissal Docket for want of prosecution. Victory filed a Motion to Retain and the case is back on the docket. Pursuant to the local rules of Travis County, Texas, this case will be sent to mediation. If no agreement is reached at mediation, then the case will be put on the trial docket.

Cause No. 50198; Trilogy Operating, Inc. v. Aurora Energy Partners; In the 118th District Court of Howard County, Texas.

This lawsuit was filed on January 9, 2015. This lawsuit alleges causes of action for declaratory judgment, breach of contract, and suit to quiet title regarding the drilling and completion of four wells. On or about February 12, 2015, the parties met at an informal settlement conference. At the adjournment of the meeting, Trilogy was to provide Aurora with a detailed accounting before proceeding forward. The accounting provided by Trilogy was not helpful and Aurora has asked for an audit under the terms set out in the Joint Operating Agreement, which Trilogy denied. On September 29, 2015 Trilogy amended its petition and now is seeking a declaratory judgment and assignments covering the four wells it has forfeited Aurora’s interest in. Trilogy has also filed a Motion for Summary Judgment that is set for hearing November 4, 2015. Depositions were just taken of Trilogy’s accountant and Aurora is preparing to file a Plea in Abatement, an Amended Answer and a Counter-Claim in this suit. Discovery is ongoing in this case and no trial date has been set at this time.

Cause No. 2015-05280; TELA Garwood Limited, LP. v. Aurora Energy Partners and Victory Energy Corporation; In the 164th District Court of Harris County, Texas.

This lawsuit was filed on January 30, 2015. This lawsuit alleges breach of contract regarding a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3 million. A second closing was to take place in September of 2014, however several title defect were found to exist. The title defects could not be cured and TELA would not agree to a purchase price reduction which ultimately lead to TELA terminating the second closing.

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

Note 11 - Subsequent Events

During the period of October 1, 2015 through October 29, 2015, additional capital contributions from noncontrolling interest of $225,000 were received. This resulted in the issuance of an additional 225,000 common stock warrants. On October 14, 2015, the Company made an additional principal payment of $50,000 towards the remaining credit facility balance.

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

Operational Overview and Strategy

The Company is an independent, growth-oriented oil and gas exploration and production company based in Austin, Texas. The Company is focused on the acquisition and development of stacked multi-pay resource play opportunities in Texas and New Mexico, as well as the Eagle Ford Shale area of Texas, that offer predictable outcomes and long-lived reserve characteristics.

Current Company assets include interests in proven formations such as the Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline Fusselman and Eagle Ford formations. The Company’s objective is to create long-term shareholder value by increasing oil and natural gas reserves, improving financial returns (higher production volumes and lower costs), and managing the capital on its balance sheet. The Company is geographically focused onshore, with a primary focus in the Permian Basin of Texas and southeast New Mexico, with recent additions in the Eagle Ford Shale. The Company leverages both internal capabilities and strategic industry relationships to acquire working interest positions in low-to-moderate risk oil and natural gas prospects. Its focus is on oil or liquid-rich gas projects with longer-life reserves that offer competitive finding and development (F&D) costs.

At September 30, 2015, the Company held a working interest in 29 gross wells and an overriding royalty interest in seven gross wells, all located in the States of Texas and New Mexico. During the nine months ended September 30, 2015, the Company participated in the completion of 5 (gross) and 0.10 (net) wells, respectively. All wells were successfully completed.

On July 27, 2015, the Company received its consolidated third-party reserve study prepared by the independent reserve engineering firm historically utilized by the Company. The report was prepared on a basis consistent the Company’s January 1, 2015 study using the same SEC pricing methodology and rules, but represents July 1, 2015 values. This reserve report includes a 223% increase in net Proved Developed Producing crude oil reserves to 44.08 thousand barrels. In addition, the reserve report includes an increase in the undiscounted cash flow value of $556.5 thousand or 25.8%, and an increase in the present value of discounted at 10% cash flows (PV10) of $486.4 thousand or 38.7%. This additional resource value is directly attributable to the five Eagle Ford Penn Virginia operated wells noted above.

The July 1, 2015 reserve report is based upon oil and gas prices which are 25% and 22% lower, respectively, than those in the January 1, 2015 report and contributed to the Company’s significant impairment charge at June 30, 2015. The September 30, 2015, analogous prices have declined 12% and 6% for oil and natural gas respectively. The Company’s July 1, 2015 reserve study undiscounted cash flows equaled approximately $2.8 million. This report estimated the September 30 2015, undiscounted cash flow would approximate $2.6 million without any change in pricing. Building into the effect of the noted pricing declines since July 1, 205, we estimate the Company undiscounted cash flows would be approximately $2.2 million based upon an average 20% overall value decline. The Company continues to monitor oil and gas prices but has determined that no material additional impairment of its oil and gas properties is required under GAAP as of September 30, 2015. With a continued decline in oil and gas prices the Company could incur additional impairment charges in the future.

Business Combination

As previously disclosed in the Company's Form 8-K filed on February 4, 2015, Victory entered into a letter of intent ("LOI") relating to a proposed business combination with Lucas Energy, Inc. ("Lucas"). The business combination was contingent on, among other things, the parties completing due diligence, including title due diligence, the mutual negotiation of definitive documents, regulatory approvals and the registration of the securities to be issued to the shareholders of the combined company resulting from the Combination (the “Combined Company”).
On February 26, 2015, Victory entered into (a) the Pre-Merger Collaboration Agreement (the “Collaboration Agreement”) by and among Victory, Lucas, Navitus and AEP Assets, LLC, a wholly-owned subsidiary of Aurora (“AEP”); and (b) the Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Victory and Lucas. Subsequently the parties entered into Amendment No. 1 to the Pre-Merger Collaboration Agreement on March 3, 2015 , which amendments affected thereby are included in the discussion of the Collaboration Agreement below.
On March 2, 2015, payments of $195,928 and $317,027 were made by Aurora, on behalf of Victory, to Earthstone Energy/Oak Valley Resources and Penn Virginia, respectively, pursuant to the Pre-Merger Collaboration Agreement for costs related to the two Earthstone Energy/Oak Valley Resources and the five Penn Virginia operated Eagle Ford wells, respectively.
The initial draw, and any other amounts borrowed by Lucas under the Loan Agreement were evidenced by a Secured Subordinated Delayed Draw Term Note issued by Lucas in favor of Victory, which was in an initial amount of $250,000 (the “Draw Note”). Borrowings evidenced by the Draw Note accrued interest at 0.5% per annum, with accrued interest payable in one lump sum on maturity. The maturity date of the Draw Note was February 26, 2016. A total of $600,000 was paid to Lucas through May 11, 2015, under the Draw Note.
On May 11, 2015, the Company terminated the LOI pursuant to its terms, which permitted either the Company or Lucas to terminate the LOI by written notification to the other party. The Company also notified Lucas pursuant to the Loan Agreement, as well as the related draw note would not extend any further credit to Lucas under the Loan Agreement. Merger and merger termination related direct costs total $1,326,850 and are included in general and administrative expenses for the nine months ended September 30, 2015.

On June 24, 2015, the Company entered into (1) a Settlement Agreement and Mutual Release (the “Lucas Settlement Agreement”) with Lucas, (2) a Settlement Agreement and Mutual Release (the “Rogers Settlement Agreement”) with Louise H. Rogers, (“Rogers”), and (3) a Compromise Settlement Agreement and Mutual General Release, effective as of June 25, 2015 (the “Earthstone Settlement Agreement”, and, together with the Lucas Settlement Agreement and the Rogers Settlement Agreement, the “Settlement Agreements”) with Earthstone Operating, LLC, Earthstone Energy, Inc., Oak Valley Resources, LLC, Oak Valley Operating LLC and Sabine River Energy, LLC (collectively, “Earthstone”), Lucas, AEP, and Aurora.

Lucas Settlement Agreement

Pursuant to the Lucas Settlement Agreement, the Company and Lucas agreed to terminate any and all obligations between the parties arising under the LOI and the Collaboration Agreement. The Company and Lucas further agreed that the Company would retain ownership and control over five Penn Virginia well-bores previously assigned by Lucas to the Company (the “Penn Virginia Well-Bores”), as well as the obligations to pay the expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014. Under the terms of the Lucas Settlement Agreement, Lucas agreed to assign to the Company all of Lucas’ rights in a certain oil and gas property located in the same field as the Penn Virginia Well-Bores (the “Additional Penn Virginia Property”), including the rights to all revenues from all wells on some properties. Lucas acknowledged the principal amount of $600,000 previously advanced to Lucas by the Company pursuant to the terms of the Loan Agreement and agreed that the Company has no further obligations to advance any additional funds to Lucas pursuant to the terms of the Loan Agreement. Pursuant to the terms of the Lucas Settlement Agreement, Lucas agreed to issue 1,101,729 shares (44,069 post-split declared by Lucas as of July 15, 2015) shares of its common stock (the “Settlement Shares”) to the Company in full consideration of the $600,000 owed under the Loan Agreement. The Settlement Shares and an assignment of the Additional Penn Virginia Property was held in escrow pending the payment by the Company of amounts owed to Rogers under the Rogers Settlement (as described below). The Company has charged the $600,000 to general and administrative expenses as a cost of the merger termination.

Rogers Settlement Agreement

Pursuant to the Rogers Settlement Agreement, the Company and Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Collaboration Agreement, (ii) that the Company would pay Rogers, on or before July 15, 2015, $253,750, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $253,750 ia made by the Company to the Rogers.

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

As described above, Rogers’ legal counsel held the assignment to the Company of Lucas Energy, Inc.’s rights additional Penn Virginia Property and the Settlement Shares in escrow pending the Company’s payment of all amounts due under the Rogers Settlement Agreement. The Company failed to make the required payment to Roger’s by August 27, 2015, and has still not made all the required payments. As a result, the additional Penn Virginia Property was returned to Lucas Energy, Inc. on or about June 24, 2015. The full amount due under the Roger’s obligation including accrued interest at September 30, 2015 totals $288,559.

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

As presented in the condensed consolidated financial statements, the Company is reporting a net losses, attributable to Victory Energy Corporation, of $882,609 and $622,795 for the three months ended September 30, 2015 and 2014, respectively, and net losses of $3,676,640 and $785,910 for the nine months ended September 30, 2015 and 2014, respectively.

Our total cash and cash equivalents were $112,966 at September 30, 2015. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise. We will be required to raise substantial additional capital to meet our existing payment obligations and to expand our operations.
Proceeds from Navitus contributions to Aurora have allowed the Company to continue operations and invest in oil and natural gas properties. Management anticipates that operating losses will continue until new wells are drilled, oil and natural gas prices improve, and or acquisitions are successfully completed and incremental production increases operating profit.
The Company has invested $529,974 and $1,569,514, respectively, in leases, and drilling and completion costs, for the nine months ended September 30, 2015 and 2014, respectively, and $0 and $3,397,122 in property acquisitions for the nine months ended September 30, 2015, and 2014, respectively.

The Company remains in active discussions with Navitus, and with other third parties relating to the capital infusion and longer term financing required to cover its existing and expected future deficit in cash flow from operating activities, reduce or pay its borrowing base deficiency (as defined below), pay its existing accounts payable and to fund its capital expenditures and property acquisitions planned for 2015 and 2016. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows. The Company, through Aurora as borrower, entered a $25 million credit facility (the "Credit Agreement") with Texas Capital Bank, National Association on February 20, 2014. See Note 6 “Revolving Credit Agreement”. As of September 30, 2015 the Company has $730,000 in principal amount outstanding under the Credit Agreement. The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern.

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Revolving Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing in June 2015.
On May 13, 2015, Aurora informed the Lender it would not make the required $300,000 payment but was submitting its newly acquired five Eagle Ford wells as additional collateral to be considered and its willingness to execute mortgages regarding the properties to meet the deficiency. As of June 3, 2015, the Company paid the aforementioned June monthly principal reduction of $10,000.

On August 21, 2015, the Company executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned borrowing base deficiency payments not yet paid under the April 13, 2015 Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. On August 26, 2015, the Company paid the Lender $76,081 to cove a portion of the deficiency payment, as well as a forbearance document fee and Lender's legal expenses, all as required by the terms of the Forbearance Agreement, and the Forbearance Agreement went into effect for the $260,000 remaining borrowing base deficiency payment. Upon expiration of the Forbearance Agreement on August 31, 2015, the Company was required to make a $260,000 borrowing base deficiency payment to the Lender. On August 31, 2015, the Forbearance Agreement expired pursuant to its terms.

The Company did not make the above payment and has been in continuous contact with its lender regarding its plan of payment of the $260,000 as well as the remaining credit facility balance. The Company made a $50,000 principal payment to the lender on October 14, 2015 as part of that plan. Although, the Company is in default of the Credit Agreement and related agreements, the Company’s lender continues to cooperate with the Company in working out a payment plan and has not advised the Company of any additional actions it plans to take. See Note 11 - Subsequent Events.

Factors affecting financial reporting of our general and administrative expenses

Our historical general and administrative expenses included in our results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Growth-in-business related general expenses

As part of our stated growth through acquisitions and development business plan, the Company has incurred additional costs associated with a business combination and termination of the same acquisition, during the nine months ended September 30, 2015.  Among other things, these additional general and administrative expenses include legal, and geological analysis costs associated with title examination of properties, contractual purchase and sale agreements and third party reservoir engineering and geologic assessments for reserve calculations.  Additionally, as part of the Company’s credit facility agreement, we also pay related legal expenses for property review and assessment.  All of these expenses help us protect the assets of the Company and secure bank funding.  These specific expenses are not quarterly recurring per se, however they will occur again when additional opportunities to increase reserves and future development opportunities present themselves.  These expenses were significant, but enabled these key business growth transactions to be prudently structured and completed. We estimate the acquisition related costs to be significant as we continue to grow the asset base.

We have incurred significant expenses in conjunction with the terminated business combination with Lucas. These expenses include general and administrative expenses related to the engagement of professional services, specifically legal, tax, accounting and consulting. Merger and merger termination related direct costs total approximately $1.3 million and included in general and administrative expense for the nine months ended September 30, 2015.

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

We have incurred director, employee, and some limited vendor stock based compensation, all non-cash in nature, as part of our key employee acquisition and retention plan. As we grow through acquisitions, we need to add new talent and incentivize our current key employees to stay with the Company in addition to maintaining critical service providers.  The 2014 Long Term Incentive Plan, approved by our shareholders in February 2014, was a key element of the platform to fulfill this need.  Among other things, the Company incurred SEC related legal expenses as part of this plan and shareholder vote.  Stock grants and multi-year stock option award based compensation is now a fundamental part of the Company’s key-employee retention plan.

Volume and Price Trends

The following tables summarize the volumes and prices realized by the Company for the three month and nine month periods ended September 30, 2015, compared to the three month and nine month periods ended September 30, 2014.

Overall BOE production increased 26% and 34% respectively, for the three and nine month periods ended September 30, 2015. The rise in BOE production is primarily associated with the rise in oil production, which increased by 61% and 80% respectively, for the three and nine month periods ended September 30, 2015. The increase is the result of the additional production from the Eagle Ford properties acquired by Victory in the first quarter of 2015.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Period Production
Oil (Bbl)	2,940	1,830	61%	9,950	5,530	80%
Gas (Mcf)	9,623	10,644	(10)%	32,581	35,618	(9)%
BOE	4,544	3,604	26%	15,380	11,466	34%
Daily Production
Oil (Bbl/d)	33	20	65%	37	20	85%
Gas (Mcf/d)	107	118	(9)%	121	132	(8)%
BOE/d	50	40	25%	57	42	36%

During the three and nine month period ended September 30, 2015 and 2014, the price per barrel realized by the Company decreased from $66.97 to $44.94 or 33%, and from $75.43 to $47.86 or 37%, respectively. Over the same period, the price per Mcf realized by the Company decreased from $4.79 to $2.11 or 56% , and from $5.32 to $2.28 or 57% respectively.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Realized Prices
Oil ($/bbl)	$44.94	$66.97	(33)%	$47.86	$75.43	(37)%
Gas ($/Mcf)	2.11	4.79	(56)%	2.28	5.32	(57)%
Value per BOE	$33.55	$48.15	(30)%	$35.80	$52.89	(32)%

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Oil	Gas	Total	Oil	Gas	Total

2014 Sales	$122,549	$50,978	$173,527	$417,100	$189,386	$606,486
Change due to Volumes	74,338	(4,890)	69,448	333,411	(16,150)	317,261
Change due to Prices	(64,768)	(25,759)	(90,527)	(274,277)	(98,823)	(373,100)
2015 Sales	$132,119	$20,329	$152,448	$476,234	$74,413	$550,647

The Company’s oil and gas revenue fluctuations are directly related to the volumes produced and the commodity prices paid over the respective periods presented.

Oil and gas sales increased $69,448 and $317,261 due to volumes in the three month and nine month periods ended September 30, 2015, respectively. The increases were primarily driven by a rise in oil production for both periods, which was due to the continued production from the Eagle Ford properties assigned to the Company during the first quarter of 2015.

Oil and gas sales decreased $90,527 and $373,100 due to prices in the three month and nine month periods ended September 30, 2015 respectively, as a result of significant prices decreases for all commodities.

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

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 were as follows:

	(Unaudited)
	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
OIL AND GAS REVENUES	$152,448	$173,537	$(21,089)	(12)%
COSTS AND EXPENSES
Lease operating expense	37,279	42,154	(4,875)	(12)%
Production taxes	7,178	9,547	(2,369)	(25)%
Dry hole costs	—	576	(576)	(100)%
Exploration and abandonment costs	(5,611)	27,641	(33,252)	(120)%
General and administrative expense	941,822	656,586	285,236	43%
Impairment	3,152	—	3,152	100%
Depletion, depreciation, and amortization	84,423	81,952	2,471	3%
Total expenses	1,068,243	818,456	249,787
LOSS FROM OPERATIONS	(915,795)	(644,919)	(270,876)
OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	—	507	(507)	(100)%
Management fee income	3,053	3,470	(417)	(12)%
Interest expense	(32,220)	(18,631)	(13,589)	73%
Total net other income and expense	(29,167)	(14,654)	(14,513)
NET INCOME (LOSS) BEFORE TAX BENEFIT	(944,962)	(659,573)	(285,389)
TAX BENEFIT	—	—
NET INCOME (LOSS)	(944,962)	(659,573)	(285,389)
Less: Net income (loss) attributable to non-controlling interest	(62,353)	(36,788)	(25,565)	69%
NET INCOME (LOSS) ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(882,609)	$(622,785)	$(259,824)	(42)%

Revenues: Our revenues decreased $21,089 or 12% to $152,448 for the three months ended September 30, 2015 from $173,537 for the three months ended September 30, 2014. The decrease in revenues is primarily associated with the decline in oil and natural gas commodity prices received by the Company, off set by an increase in production volumes. Oil and gas sales increased $69,448 due to volumes and decreased $90,527 due to declines in commodity prices for the the respective periods.

Lease operating expense: Lease operating expenses decreased $4,875 to $37,279 or 12% from $42,154 for the three months ended September 30, 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during September 30, 2015 and September 30, 2014, as well as lower operating costs of the new property portfolio in 2015.

Production taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $2,369 or 25% to $7,178 for the three months ended September 30, 2015 from $9,547 for the three months ended

September 30, 2014. The decline in production taxes is associated with the decline in oil and natural gas commodity prices from 2014 to 2015.

Exploration expense: Exploration expense decreased $33,252 or 120% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease in exploration expense is primarily the result of a decline in geological and geophysical (G&G) costs associated with the services related to acquisition and divestiture work.

General and administrative expense: General and administrative expenses increased $285,236 or 43% to $941,822 for the three months ended September 30, 2015 from $656,586 for the three months ended September 30, 2014. The increase is primarily due to merger and merger termination costs, and an increase of legal fees for ongoing litigation.

Impairment of assets: Asset impairments increased $3,152 or 100% for the three months ended September 30, 2015 compared to the three months ended June 30, 2014. This increase is the result of the Company’s impairment of oil and gas properties associated with costs related to a 2014 acquisition disputed well.

Depletion, depreciation and amortization: Depletion, depreciation and amortization increased $2,471 or 3% to $84,423 for the three months ended September 30, 2015 from $81,952 for the three months ended September 30, 2014. The increase is primarily due to higher oil and natural gas production volumes.

Gain on sale of oil and natural gas properties: The $507 decrease in the gain on sale of oil and natural gas properties is due to the sale of the Lightnin' property during the three months ended September 30, 2014. No properties were sold for the nine months ended September 30, 2015.

Management fee income: Management fee income decreased $417 or 12% to $3,053 for the three months ended September 30, 2015. Victory charges a 2% management fee to Navitus Energy Group, a 50% partner of Aurora on only gross revenues which are attributable to Aurora.

Interest expense: Interest expense increased $13,589 for the three months ended September 30, 2015 from $18,631 of interest income (net) for the three months ended September 30, 2014. This is primarily due to higher interest rates in effect for 2015.

Income taxes: There is no provision for income tax recorded for either the three months ended September 30, 2015 or for the three months ended September 30, 2014 due to the net operating loss carry forwards (“NOLs”) up through the period ending June 30, 2015. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

	(Unaudited)
	Nine Months Ended September 30,			Percentage Change
	2015	2014	Change	Inc (Dec)
REVENUE	$550,647	$606,487	$(55,840)	(9)%
COSTS AND EXPENSES
Lease operating expense	114,296	157,786	(43,490)	(28)%
Production Taxes	26,719	34,809	(8,090)	(23)%
Exploration and abandonment costs	(2,120)	51,813	(53,933)	(104)%
General and administrative expense	3,657,016	2,120,214	1,536,802	72%
Impairment	309,539	—	309,539	100%
Depletion, depreciation and amortization	335,437	252,024	83,413	33%
Total expenses	4,440,887	2,617,222	1,823,665
LOSS FROM OPERATIONS	(3,890,240)	(2,010,735)	(1,879,505)
OTHER INCOME AND EXPENSE
Gain on sale of oil and gas properties	—	2,160,099	(2,160,099)	(100)%
Management fee income	5,728	92,362	(86,634)	(94)%
Interest expense	(79,406)	(49,639)	(29,767)	60%
Total net other income and expense	(73,678)	2,202,822	(2,276,500)
INCOME (LOSS) BEFORE TAX BENEFIT	(3,963,918)	192,087	(4,156,005)
TAX BENEFIT	—	—	—
NET INCOME (LOSS)	(3,963,918)	192,087	(4,156,005)
Less: Net income (loss) attributable to non-controlling interest	(224,925)	1,014,785	1,239,710	(122)%
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(3,738,993)	$(822,698)	$(2,916,295)	354%

Revenues: Our revenues decreased $55,840 or 9% to $550,647 for the nine months ended September 30, 2015 from $606,487 for the nine months ended September 30, 2014. The decrease in revenues is primarily associated with the decline in oil and natural gas commodity prices received by the Company for the respective periods, offset by an increase in production volumes.

Lease operating expense: Lease operating expenses decreased $43,490 to $114,296 or 28% for the nine months ended September 30, 2015 from $157,786 for the nine months ended September 30, 2014. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during September 30, 2015 and 2014, as well as lower operating costs of the new property portfolio in 2015.

Production taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $8,090 or 23% to $26,719 for the nine months ended September 30, 2015 from $34,809 for the nine months ended September 30, 2014. The decline in production taxes is primarily associated with the decline in oil prices from 2014 to 2015.

Exploration and abandonment expense: Exploration expense decreased $53,933 or 104% to $2,120 from $51,813 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in exploration expense is primarily the result of a decline in geological and geophysical (G&G) costs associated with the services related to acquisition and divestiture work, as well as a credit for settled asset retirement obligation.

General and administrative expense: General and administrative expenses increased $1,536,802 or 72% to $3,657,016 for the nine months ended September 30, 2015 from $2,120,214 for the nine months ended September 30, 2014. The increase is primarily due to merger and merger termination costs and an increase of legal fees for ongoing litigation.

Impairment of assets: Asset impairments increased $309,539 or 100% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase is the result of the Company’s impairment of oil and gas properties as the industry experiences more sustained lower oil and natural gas commodity prices.

Depletion, depreciation and amortization: Depletion, depreciation and amortization increased $83,413 or 33% to $335,437 for the nine months ended September 30, 2015 from $252,024 for the nine months ended September 30, 2014. The increase is primarily due to higher oil and natural gas production volumes.

Gain on sale of oil and natural gas properties: The $2,160,099 decrease in the gain on sale of oil and natural gas properties is due to the sale of the Lightnin' property during the nine months ended September 30, 2014. No properties were sold for the nine months ended September 30, 2015.

Management fee income: Management fee income decreased $86,634 or 94% to $5,728 for the nine months ended September 30, 2015. Victory charges a 2% management fee to Navitus Energy Group, a 50% partner of Aurora, on gross revenues which are attributable to Aurora.

Interest expense: Amortization of debt financing costs and interest expense increased $29,767 for the nine months ended September 30, 2015 from $49,639 of interest income (net) for the nine months ended September 30, 2014. This is primarily due to higher interest rates in effect for 2015.

Income taxes: There is no provision for income tax recorded for either the nine months ended September 30, 2015 or for the nine months ended September 30, 2014 due to the net operating loss carry forwards (“NOLs”) up through the period ending September 30, 2015. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2015 as compared to December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014

Cash	$112,966	$2,941
Total current assets	$270,755	$190,719
Total assets	$1,894,488	$1,203,713
Total current liabilities	$4,019,410	$2,632,043
Total liabilities	$4,052,702	$2,672,536

At September 30, 2015, the Company had a working capital deficit of $3,748,655 compared to a working capital deficit of $2,441,324 at December 31, 2014. Current liabilities increased to $4,019,410 at September 30, 2015 from $2,632,043 at December 31, 2014.

Net cash used in operating activities for the nine months ended September 30, 2015 was $(1,901,001) after the net loss of $(3,963,918) was decreased by $805,715 in non-cash charges and offset by $1,257,202 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the nine months ended September 30, 2014 of $172,983 after the net loss for that period of $851,671 was decreased by $1,582,835 in non-cash charges and $104,866 in changes to other operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2015 was $529,974, all of which was used for acquisitions, leases, drilling, and related costs. This compares to $772,801 in drilling and acquisition costs offset by $2,491,888 for acquisition of oil and gas properties, $4,021,000 in proceeds for the sale of our Lightnin' properties, $3,710 for the purchases of furniture and fixtures, and $22,577 for farm out of leaseholds sold for the six months ended June 30, 2014.

Net cash provided by financing activities for nine months ended September 30, 2015 was $2,541,000 of which $2,611,000 was contributions from Navitus and offset by $70,000 in principal payments on debt financing. This compares to $1,140,000 of contributions from Navitus, $647,421 in distributions to Navitus, $122,469 in costs for debt financing, and $800,000 from bank financing for the six months ended September 30, 2014, which resulted in net cash provided by financing activities of $1,309,630.

On March 17, 2015, Aurora entered into a Waiver of Event of Default (the "Waiver Agreement") with the Lender. Under the terms of the Waiver Agreement, the Lender agreed to waive an event of default under the Loan Agreement for the fiscal quarters ended September 30, 2014 and December 31, 2014, subject to certain conditions which were met with the required time period allowed.

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing as of June 1, 2015. Additionally, the Lender notified Aurora that, based on the Lender’s redetermination of Aurora’s borrowing base, the monthly reduction amount under the Credit Agreement will be increased, commencing on June 1, 2015, from $0 to $10,000. Pursuant to this increase in the monthly reduction amount, Aurora’s borrowing base will be automatically reduced by $10,000 on the first day of each calendar month beginning on June 2015 until the Lender’s next periodic borrowing base redetermination. The Company has made a principal payment in the amount of $10,000 principal in June 2015.

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

The Company remained out of compliance with the current ratio covenant noted previously and has notified the Lender of such. As of September 30, 2015, the Company was out of compliance with the Current Ratio, and out of compliance with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and continued high general and administrative expenses.

On August 21, 2015, the Company executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned Borrowing Base Deficiency payments not yet paid under the April 13, 2015 Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. This Forbearance Agreement will go into effect if no additional events of default have occurred with regard to the Credit Agreement, and upon the Company’s payment of $76,081 in payment for the Borrowing Base Deficiency, a forbearance document fee and Lender’s legal expenses. On August 26, 2015, the Company paid the Lender $76,081, and the aforementioned Forbearance Agreement went into effect for the$260,000 remaining borrowing base deficiency payment as August 31, 2015, at which time the Forbearance Agreement will terminate. The Company did not make the above payment and has been in continuous contact with its lender regarding its plan of payment of the $260,000 as well as the remaining credit facility balance. The Company made a $50,000 principal payment to the lender on October 14, 2015 as part of that plan. Although, the Company is in default of the Credit Agreement and related agreements, the Company’s lender continues to cooperate with the Company in working out a payment plan and has not advised the Company of any additional actions it plans to take.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. Based on this assessment, management identified the following material weakness that has caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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
As of September 30, 2015, we had $112,966 of cash, current assets of $270,755, current liabilities of $4,019,410 and a working capital deficit of $3,748,655. Our current liabilities include $2,989,497 of accounts payable and accrued liabilities, some of which are past due, and $256,250 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all. We are currently unable to pay our accounts receivable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.
We will be required to seek additional debt or equity financing in order to pay our current liabilities and to support our anticipated operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we will not be able to achieve the operating activities that we need to cover our costs, and our results of operations would be negatively affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the nine months ended September 30, 2015:

During the nine months ended September 30, 2015 we issued warrants to purchase shares of common stock at exercise prices ranging from $0.18 to $0.34 to Navitus in consideration of capital contributions to Aurora of $2,175,000 pursuant to the Company’s capital contribution agreement with Aurora.  The Company issued these warrants from January 1, 2015 through June 30, 2015.

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

VICTORY ENERGY CORPORATION

Date:	October 29, 2015	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

Date:	October 29, 2015	By:	/s/ Fred J. Smith, Jr.
Fred J. Smith, Jr.
Chief Financial Officer