Form 10-Q
period 2016-03-31
VICTORY ENERGY CORP
filed 2016-05-13
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2016, there were 31,220,326 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED March 31, 2016,

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	continued operating losses;

•	our ability to continue as a going concern;

•	our dependence on external sources of financing to operate our business and meet our debt service obligations;

•	difficulties in raising additional capital;

•	our inability to pay our accounts payable or our expenses as they arise;

•	our inability to meet the required financial covenants of our lender;

•	our inability to pay a preferred return to The Navitus Energy Group for new capital contributions to Aurora Energy Partners;

•	challenges in growing our business;

•	designation of our common stock as a “penny stock” under Securities and Exchange Commission, which we refer to as the SEC, regulations;

•	FINRA requirements that may limit the ability to buy and sell our common stock;

•	illiquidity and price volatility of our common stock;

•	the highly speculative nature of an investment in our common stock;

•	climate change and greenhouse gas regulations;

•	global economic conditions;

•	the substantial amount of capital required by our operations;

•	the volatility of oil and natural gas prices;

•	the high level of risk associated with drilling for and producing oil and natural gas;

•	assumptions associated with reserve estimates;

•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;

•	potential exploration, production and acquisitions may not maintain revenue levels in the future;

•	our acquisition of additional oil and natural gas assets in the Permian Basin and other future acquisitions may yield revenues or production that differ significantly from our projections;

•	we may expend significant resources on potential acquisitions or other projects that fail to consummate;

•	difficulties associated with managing a small and growing enterprise;

•	strong competition from other oil and natural gas companies;

•	the unavailability or high cost of drilling rigs and related equipment;

•	our inability to control properties that we do not operate;

•	our dependence on third parties for the marketing of our crude oil and natural gas production;

•	our dependence on key management personnel and technical experts;

•	our inability to keep pace with technological advancements in our industry;

•	the potential for write-downs in the carrying values of our oil and natural gas properties;

•	our compliance with complex laws governing our business;

•	our failure to comply with environmental laws and regulations;

•	the demand for oil and natural gas and our ability to transport our production;

•	the financial condition of the operators of the properties in which we own an interest;

•	the dilutive effect of additional issuances of our common stock, options or warrants;

•	any impairments of our oil and natural gas properties; and

•	the results of pending litigation.

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,071	$2,384
Accounts receivable - less allowance for doubtful accounts of $0, and $200,000 for March 31, 2016 and December 31, 2015, respectively	38,410	37,690
Accounts receivable - affiliates	132,920	131,584
Prepaid expenses	6,988	8,734
Total current assets	206,389	180,392
Fixed Assets
Furniture and equipment	46,883	46,883
Accumulated depreciation	(26,045)	(24,429)
Total furniture and fixtures, net	20,838	22,454
Oil gas properties, net of impairment (successful efforts method)	3,051,722	3,033,279
Accumulated depletion, depreciation and amortization	(2,319,512)	(2,274,188)
Total oil and gas properties, net	732,210	759,091
Other Assets
Deferred debt financing costs	36,854	47,060
Total Assets	$996,291	$1,008,997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,705,049	$1,591,764
Accrued liabilities	381,229	534,619
Accrued liabilities - related parties	1,004,750	805,179
Liability for unauthorized preferred stock issued	9,283	9,283
Note payable	680,000	680,000
Asset retirement obligation	61,937	14,403
Total current liabilities	3,842,248	3,635,248
Other Liabilities
Asset retirement obligations	48,314	94,768
Total long term liabilities	48,314	94,768
Total Liabilities	3,890,562	3,730,016
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 47,500,000 shares authorized, 31,220,326 shares and 31,220,326 shares issued and outstanding for March 31, 2016 and December 31, 2015, respectively	31,220	31,220
Additional paid-in capital	35,732,161	35,708,746
Accumulated deficit	(44,730,751)	(44,289,126)
Total Victory Energy Corporation stockholders' deficit	(8,967,370)	(8,549,160)
Non-controlling interest	6,073,099	5,828,141
Total stockholders' equity (deficit)	(2,894,271)	(2,721,019)
Total Liabilities and Stockholders' Equity	$996,291	$1,008,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues
Oil and gas sales	$65,993	$128,568
Total revenues	65,993	128,568
Operating Expenses:
Lease operating costs	37,353	34,513
Exploration and dry hole cost	—	3,491
Production taxes	3,273	6,699
General and administrative	444,161	1,644,364
Impairment of oil and natural gas properties	—	5,496
Depreciation, depletion, amortization, and accretion	48,019	75,199
Total operating expenses	532,806	1,769,762
Loss from operations	(466,813)	(1,641,194)
Other Income (Expense):
Management fee income	1,336	1,499
Interest expense	(33,189)	(18,706)
Total other income and expense	(31,853)	(17,207)
Loss before Tax Benefit	(498,666)	(1,658,401)
Tax benefit	—	—
Net loss	(498,666)	$(1,658,401)
Less: Net loss attributable to non-controlling interest	(57,042)	(111,828)
Net loss attributable to Victory Energy Corporation	$(441,624)	$(1,546,573)

Weighted average shares, basic and diluted	31,220,326	29,203,950
Net loss per share, basic and diluted	$(0.01)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(498,666)	$(1,658,401)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount and financing warrants	10,206	10,206
Accretion of asset retirement obligations	1,080	3,057
Depletion, depreciation, and amortization	48,019	75,199
Impairment of oil and natural gas properties	—	5,496
Stock based compensation	23,415	38,027
Stock grants in exchange for services	—	58,900
Change in operating assets and liabilities
Accounts receivable	(720)	9,158
Accounts receivable - affiliate	(1,336)	(689)
Prepaid expense	1,746	7,529
Accounts payable	113,285	41,108
Accounts liabilities - related parties	199,571	(200,777)
Accrued liabilities	(153,390)	7,328
Net cash used in operating activities	(256,790)	(1,603,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease purchases, drilling capital expenditures	(19,523)	(147,562)
Net cash used in investing activities	(19,523)	(147,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Non-controlling interest contributions	302,000	1,925,000
Net cash provided by financing activities	302,000	1,925,000
Net Change in Cash and Cash Equivalents	25,687	173,579
Beginning Cash and Cash Equivalents	2,384	2,941
Ending Cash and Cash Equivalents	$28,071	$176,520

Supplemental cash flow information:
Cash paid for:
Interest	$11,239	$8,500
Non-cash investing and financing activities:
Asset retirement obligation	$—	$2,506
Accrued capital expenditures	$344,495	$1,022,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Victory Energy Corporation ("Victory" or "the Company") is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners ("Aurora"). In this report, “the Company” refers to the consolidated accounts and presentation of Victory and Aurora, with the equity of non-controlling interests stated separately. Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 31,220,326 shares of common stock outstanding as of March 31, 2016. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, Texas.

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2016, and for three month periods ended March 31, 2016 and March 31, 2015, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission "SEC" for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of Victory and Aurora as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America “U.S. GAAP”, have been included.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 8, 2016.

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

The non-controlling interest in Aurora is held by Navitus, a Texas general partnership. As of March 31, 2016, $6,073,099 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora, with losses attributable to non-controlling interests of $57,042 and $111,828 for the three months ended March 31,

2016 and 2015, respectively. As of December 31, 2015, $5,828,141 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora.

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

The Company recorded impairment expense of $0 and $5,496 for the three months ended March 31, 2016 and 2015, respectively, upon determining that the oil and natural gas properties were impaired.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets at March 31, 2016 and December 31, 2015. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

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

The Company recognized stock-based directors compensation expense from stock awards granted to directors for services of $23,415 and $38,027 for the three months ended March 31, 2016 and 2015, respectively.

The Company also recognized stock-based general and administrative expense of $0 and $58,900 from restricted stock and stock options issued to consultants for the three months ended March 31, 2016 and 2015, respectively.

Recently Adopted Accounting Standards:

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidated Analysis.” ASU 2015-02 amended the consolidation guidance by modifying the evaluation criteria for whether limited partnerships and similar legal entities are variable interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affecting the consolidated analysis of reporting entities that are involved with variable interest entities. The adoption of ASU 2015-02, effective January 2, 2016, did not have a material impact on our consolidated balance sheets, statements of operations or statements of cash flows.

Recently Issued Accounting Standards:
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

Going Concern:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, the Company has incurred a net loss of $441,624 and $1,546,573 for the three months ended March 31, 2016 and 2015, respectively.

Our total cash and cash equivalents were $28,071 at March 31, 2016. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise. We will be required to raise substantial additional capital to meet our existing payment obligations and to expand our operations.
The Company has invested $19,523 and $147,562, respectively, in leases, and drilling and completion costs, for the three months ended March 31, 2016 and 2015, respectively.

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

Note 2 - Acquisitions

During February of 2015, Victory entered into a letter of intent ("LOI") and subsequently into (a) the Pre-Merger Collaboration Agreement (the “Collaboration Agreement”) by and among Victory, Lucas Energy Inc. (“Lucas”), Navitus and AEP Assets, LLC ("AEP"), a wholly-owned subsidiary of Aurora; and (b) the Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Victory and Lucas. During March of 2015 the parties entered into Amendment No. 1 to the Pre-Merger Collaboration which amendments affected thereby are included in the discussion of the Collaboration Agreement below. Payments of $195,928 and $317,027 were made by Aurora, on behalf of Victory, to Earthstone Energy/Oak Valley Resources and Penn Virginia, respectively, for costs related to the two Earthstone Energy/ Oak Valley Resources and the five Penn Virginia operated Eagle Ford wells, respectively.

The initial draw, and additional amounts borrowed by Lucas under the Loan Agreement were evidenced by a Secured Subordinated Delayed Draw Term Note issued by Lucas in favor of Victory, which was in an initial amount of $250,000 (the “Draw Note”). Borrowings evidenced by the Draw Note accrued interest at 0.5% per annum, with accrued interest payable in one lump sum on maturity. The maturity date of the Draw Note was February 26, 2015. A total of $600,000 was paid to Lucas under the Draw Note.

Subsequent to March 31, 2015, the Company terminated the LOI and notified Lucas pursuant to the Loan Agreement, that it would not extend any further credit to Lucas under the Loan Agreement. Merger related direct costs, as well as cost related to reserving amounts receivable on advances made under the Collaboration Agreement totaled approximately $957,000 and are included in General and Administrative expense for the three-month period ended March 31, 2015. There were no associated costs incurred during the three-month period ended March 31, 2016.

Further, the Company entered into (1) a Settlement Agreement and Mutual Release (the “Lucas Settlement Agreement”) with Lucas, (2) a Settlement Agreement and Mutual Release (the “Rogers Settlement Agreement”) with Louise H. Rogers, (“Rogers”), and (3) a Compromise Settlement Agreement and Mutual General Release, effective as of June 25, 2015 (the “Earthstone Settlement Agreement”, and, together with the Lucas Settlement Agreement and the Rogers Settlement Agreement, the “Settlement Agreements”) with Earthstone Operating, LLC, Earthstone Energy, Inc., Oak Valley Resources, LLC, Oak Valley Operating LLC and Sabine River Energy, LLC (collectively, “Earthstone”), Lucas, AEP, and Aurora.

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

Rogers Settlement and Amended Rogers Settlement Agreements

The Company and Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Collaboration Agreement, (ii) that the Company would pay Rogers, on or before July 15, 2015, $258,125, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $258,125 is made by the Company to the Rogers. Failure of the Company to make the payment of $258,125 on or before July 15, 2015, would result in the Company being in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. The Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement and as a result the additional Penn Virginia Property was returned to Lucas in September 2015. The full amount due under the Roger’s obligation including accrued interest at March 31, 2016 totals approximately $315,800 and is included in accrued liabilities on the consolidated balance sheet.

Earthstone Settlement Agreement

The Company assigned to Earthstone certain oil and gas interests in the wells which were previously transferred to the Company by Lucas in February 2015. The Company and Earthstone agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the effective date of the Earthstone Settlement Agreement, whether known or unknown, except in connection with the breach, enforcement or interpretation of the Earthstone Settlement Agreement. Lucas and Earthstone similarly agreed to release each other from such claims pursuant to the terms of the Earthstone Settlement Agreement. The Company charged $195,928 related to the Earthstone Settlement Agreement to general and administrative expenses as a cost of the merger termination during the three-month period ended March 31, 2015.

Note 3 – Oil and natural gas properties, net of accumulated impairment (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	March 31, 2016	December 31, 2015
Proved property	$9,959,103	$9,940,660
Unproved property	$1,375,940	$1,375,940
Total oil and natural gas properties, at cost	$11,335,043	$11,316,600
Less: accumulated impairment	$(8,283,321)	$(8,283,321)
Oil and natural gas properties, net of impairment	$3,051,722	$3,033,279
Less: accumulated depletion	(2,319,512)	(2,274,188)
Oil and natural gas properties, net	$732,210	$759,091

Depletion, depreciation, and amortization expense for the three months ended March 31, 2016 and 2015 was $48,019 and $75,199, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded impairment losses of $0 and $5,496, respectively.

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability as of and for the three months ended March 31, 2016 and the twelve months ended December 31, 2015.

	March 31, 2016	December 31, 2015
Asset retirement obligation at beginning of period	$109,171	$44,214
Liabilities incurred on properties acquired and developed	—	2,506
Revisions to previous estimates	—	60,832
Liabilities on properties sold or settled	—	(3,721)
Accretion expense	1,080	5,340
Asset retirement obligation at end of period	$110,251	$109,171

Note 5 – Revolving Credit Agreement

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

As of December 31, 2015 and March 31, 2016, the Company was out of compliance with the Current Ratio, and out of compliance with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and continued high general and administrative expenses. Therefore, the Company is in technical default of the Credit Agreement and related agreements. The Company’s lender has not yet been advised by the Lender of any additional actions the Lender plans to take.

Amortization of debt financing costs on this debt was $10,206 and $10,206 for the three months ended March 31, 2016 and March 31, 2015, respectively. Interest expense was $11,239 and $8,500 for the three months ended March 31, 2016, and March 31, 2015, respectively.

Note 6 – Related Party Transactions

During the three months ended March 31, 2016, we incurred a total of $45,029 in legal fees with The McCall Firm. David McCall, our general counsel and a director, is a partner in The McCall Firm. The fees are attributable to litigation involving the Company’s oil and natural gas operations in Texas. As of March 31, 2016, the Company owed The McCall Firm $405,327 for these professional services.

During the three months ended March 31, 2016, a member of management made a $4,383 temporary advance to the Company, and temporary capital advances totaling $130,000 had been made by Navitus Energy Group Partnership. All the above amounts are recorded in Accrued Liabilities - related parties

Note 7 – Shareholders’ Equity

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

During the three months ended March 31, 2016 and in consideration of capital contributions by Aurora of $302,000 pursuant to the capital contribution agreement with Aurora, the Company issued 302,000 warrants to Navitus with an exercise price ranging from $0.15 - $0.21.

The warrants vest immediately and the Company valued the common stock warrants using the Black Scholes Option Pricing Model for the three months ended March 31, 2016 and 2015, at $55,834 and $423,980, respectively.

Note 8 - Commitments and Contingencies

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

Litigation

Legal Cases Settled

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

This case was mediated, with no settlement reached. It went to trial February 8-9, 2012. The Court found in favor of Oz and rendered verdict against Victory and the other Defendants, jointly and severally. Victory appealed this case to the 8th Court of Appeals in El Paso, Texas where the Court of Appeals affirmed the verdict of the District Court and Victory filed a Motion for Rehearing, which was denied. Victory filed a Petition for Review in the Supreme Court of Texas on December 15, 2014 which was denied. Victory filed a Motion for Rehearing with the Supreme Court which was denied. Oz then filed Interrogatories and Request for Production in Aid of Judgment which were answered by Victory.

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April 15, 2016. This amount is included in Accrued Liabilities on the balance sheet as of March 31, 2016.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver, with monthly payments of $7,500 commencing April 15, 2016, and an Agreed Motion Vacating Turnover Order was filed and the Court signed an Order Vacating Appointment of Receiver on March 21, 2016.

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

Cause No. 50198; Trilogy Operating, Inc. v. Aurora Energy Partners; In the 118th Judicial District Court of Howard County, Texas.

This lawsuit was filed on January 9, 2015. This lawsuit alleges causes of action for declaratory judgment, breach of contract, and suit to quiet title regarding the drilling and completion of four wells. On or about February 12, 2015, the parties met at an informal settlement conference. At the adjournment of the meeting, Trilogy was to provide Aurora with a detailed accounting before proceeding forward. The accounting provided by Trilogy was not helpful and Aurora asked for an audit under the terms set out in the Joint Operating Agreement.

The parties entered into a Settlement Agreement and Release on November 20, 2015 and an Agreed Order to Dismiss with Prejudice was granted on November 24, 2015.

Cause No. 50916; Trilogy Operating Inc. v. Aurora Energy Partners; In the 118th Judicial District Court of Howard County, Texas.

This lawsuit was filed on January 6, 2016. This lawsuit alleges causes of action for a suit on a sworn account, breach of contract and a suit to foreclose on liens regarding the drilling and completion of seven wells. Aurora filed an answer on January 29, 2016. Trilogy filed a Motion for Partial Summary Judgment on March 23, 2016.

The parties entered into a Settlement Agreement and Release on April 26, 2016, effective April 1, 2016 to dismiss the lawsuit with prejudices. The Joint Motion to Dismiss with Prejudice was granted by the court May 2, 2016. In conjunction with the Joint Motion to Dismiss, Aurora assigned Trilogy all of its interests in the seven wells and related oil and gas leases.

Legal Cases Pending

Cause No. CV-47230; James Capital Energy, LLC and Victory Energy Corporation v. Jim Dial, et al.; In the 142nd District Court of Midland County, Texas.

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

This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleges breach of contract regarding a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133. A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing was terminated by TELA.  Aurora and Victory have filed an answer in this case. Both parties have filed opposing motions for summary judgment which were heard on April 14, 2016. The Court granted Aurora’s partial motion for summary judgment dismissing all claims against Defendants Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry and Fred Smith.  The Court denied the remaining summary judgment issues of both parties and set a trial date for August 2016.

Note 9 - Subsequent Events

During April 2016, the Company sold their working interest in the Morgan #1 well in Martin County, for approximately $8,300.
During the period of April 1, 2016 through May 13, 2016, additional capital contributions from noncontrolling interest of $420,000 were received. This resulted in the issuance of an additional 420,000 common stock warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with (i) our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K"). Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors discussed in “Cautionary Notice Regarding Forward Looking Statements and “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2015 Form 10-K could cause future production, revenues and expenses to differ materially from our expectations.

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements.

General Overview

We are independent growth-oriented oil and gas exploration and production company based in Austin, Texas, with additional resources located in Midland, Texas. The Company has historically been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of South Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics, however we will also pursue opportunistic acquisitions in other areas of the country. The current Company asset portfolio includes both vertical and horizontal wells in prominent formations such as the Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. We are focused on creating shareholder value by growing conventional oil and liquids-rich natural gas reserves and cash-flow via continued low-risk vertical well development on existing properties, as well as through the acquisition of new economically strong producing properties. This focus on returns is achieved by targeting predictable conventional and resources plays that provide favorable operating environments and lifting costs.

We have carefully assembled a management team with more than 130 years of direct and relevant oil and gas experience, who also hold extensive industry relationships to help grow the company. We also utilize a team of third-party professionals on an as-needed basis. This team includes geologists for prospect evaluation and assessment and reservoir engineering resources for the analysis of current and new properties. Reserve reporting is performed by a third-party engineer located in Midland, Texas. Each independent operator utilized by the Company also has their own array of experts tailored for the specific formations and well completion techniques of each property the Company holds an interest in. We strategically utilize both internal capabilities and industry relationships to acquire non-operated, high-grade working interest positions in predictable, low-to-moderate risk oil and gas prospects. To help grow the Company and lower field level operating expenses, we also plan to build-out an internal operating team in the near-future.

At the end of March 31, 2016, we held a working interest in 37 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas and the Eagle Ford area of south Texas.

Moving forward, we plan to utilize all available capital sources to complete strategic acquisition targets that hold proved producing assets and future proven undeveloped drilling locations, with competitive economics in today's market. Although we are currently a non-operator, we do anticipate building-out internal operating capabilities in 2016. As has been previously disclosed, we are actively reviewing prospects for acquisition.

We have a focus on oil and liquids rich gas.

Our Relationship with Aurora Energy Partners

We are the managing partner of Aurora Energy Partners, a Texas general partnership (“Aurora”), and we hold a 50% partnership interest in Aurora. Aurora is a consolidated subsidiary with Victory Energy Corporation for financial statement purposes. The Second Amended Partnership Agreement of Aurora, which we refer to as the Aurora Partnership Agreement, gives us control of Aurora. Article XI of the Aurora Partnership Agreement cannot be modified unlewithout the approval of all (100%) of the partners of Aurora, therefore we cannot be removed as a managing member of Aurora regardless of the partnership interest held by the other partners of Aurora. Accordingly, consolidation is appropriate for all reporting periods. We currently conduct all of our oil and natural gas operations through, and hold some of our oil and natural gas assets through, Aurora. Aurora is the record title holder to substantially all of the oil and natural gas properties, wells and reserves referred to in this quarterly report. Through our partnership interest in Aurora, we are the beneficial owner of 50% of the oil and gas properties, wells and reserves held of record by Aurora.

Going Concern

As presented in the consolidated financial statements, Company has incurred a net loss attributable to Victory Energy Corporation of $441,624 and $1,546,573 during the three months ended March 31, 2016 and 2015, respectively, and losses are expected to continue in the near term. The accumulated deficit at March 31, 2016 was $44,730,751. We have been funding its operations from contributions made by Aurora, and the Aurora bank credit facility, and the sale of the Lightnin' properties and advances from affiliated parties. Management anticipates that significant additional capital expenditures will be necessary to develop our oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

Growth-in-business related general expenses

As part of our stated growth through acquisitions and development business plan, the Company incurred costs associated with one key acquisition, during the quarter ended March 31, 2016. Among other things, these additional general and administrative expenses include legal, and geological analysis costs associated with title examination of properties, contractual purchase and sale agreements and third party reservoir engineering and geologic assessments for reserve calculations. Additionally, as part of the Aurora’s credit facility agreement, we also pay related legal expenses for property review and assessment. All of these expenses help us protect the assets of the Company and secure bank funding. These specific expenses are not quarterly recurring per se, however they will occur again when additional opportunities to increase reserves and future development opportunities present themselves. These expenses were significant, but enabled these key business growth transactions to be prudently structured and completed. We estimate the acquisition related costs to be significant as we continue to grow the asset base.

We have incurred significant costs to structure and manage our debt facility and will continue to incur such costs as our asset base allows prudent borrowing against our proved reserves. These costs can fluctuate as debt instruments are ended, modified and replaced with new creditor entities.

We have incurred non-recurring costs associated with investor and public relations which are critical to operate and expand in the public company arena. These include our engagement of an SEC registered investment advisor as our market maker, and their services to help the Company move its trading platform from the OTCQX exchange. This move will help us in our next platform transition to a larger exchange in the future. Additionally, the Company engaged an investor relations and corporate communications firm to help improve investor communications, capital markets development and awareness.

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

Volume and Price Trends

The following tables summarize the volumes and prices realized by the Company for the three month period ended March 31, 2016, compared to the three month period ended March 31, 2015.

Overall BOE production decreased 17%, for the three month period ended March 31, 2016. The decline in BOE production is largely associated with the natural decline of the wells primarily in the Adams Baggett Ranch. The decline is partially offset by additional production from the Eagle Ford properties which were acquired during March 2015.

	For the Three Months Ended March 31,
	2016	2015	Change
Period Production
Oil (Bbl)	2,240	2,112	6%
Gas (Mcf)	5,979	10,843	(45)%
BOE	3,237	3,919	(17)%
Daily Production
Oil (Bbl/d)	25	23	9%
Gas (Mcf/d)	66	120	(45)%
BOE/d	36	44	(18)%

During the three month periods ended March 31, 2016 and 2015, the price per barrel realized by the Company decreased from $48.71 to $24.97 or 49%. Over the same periods, the price per Mcf realized by the Company decreased from $2.37 to $1.95 or 18% .

	For the Three Months Ended March 31,
	2016	2015	Change
Realized Prices
Oil ($/bbl)	$24.97	$48.71	(49)%
Gas ($/Mcf)	1.95	2.37	(18)%
Value per BOE	$20.39	$32.80	(38)%

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	Oil	Gas	Total

2015 Sales	$102,885	$25,683	$128,568
Change due to Volumes	6,235	(11,521)	(5,286)
Change due to Prices	(54,757)	(2,532)	(57,289)
2016 Sales	$54,363	$11,630	$65,993

The Company’s oil and gas revenue fluctuations are directly related to the volumes produced and the commodity prices paid over the respective periods presented.

Oil and gas sales decreased $5,286 due to volumes in the three month period ended March 31, 2016. The decrease was primarily driven by lower gas production due to the natural decline of the assets.

Oil and gas sales decreased $57,289 due to prices in the three month period ended March 31, 2016 as a result of continued declines in commodity prices.

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

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were as follows:

	(Unaudited)
	Three Months Ended March 31,			Percentage
	2016	2015	Change	Change
Revenues
Oil and gas sales	$65,993	$128,568	$(62,575)	(49)%
Total revenues	65,993	128,568	(62,575)
Operating Expenses:
Lease operating costs	37,353	34,513	2,840	8%
Exploration and dry hole cost	—	3,491	(3,491)	(100)%
Production taxes	3,273	6,699	(3,426)	(51)%
General and administrative	444,161	1,644,364	(1,200,203)	(73)%
Impairment of oil and natural gas properties	—	5,496	(5,496)	100%
Depreciation, depletion, amortization and accretion	48,019	75,199	(27,180)	(36)%
Total operating expenses	532,806	1,769,762	(1,236,956)
Loss from operations	(466,813)	(1,641,194)	1,174,381
Other Income (Expense):
Management fee income	1,336	1,499	(163)	(11)%
Interest expense	(33,189)	(18,706)	(14,483)	77%
Total other income and expense	(31,853)	(17,207)	(14,646)
Loss before Tax Benefit	(498,666)	(1,658,401)	1,159,735
Tax benefit	—	—
Net loss	(498,666)	(1,658,401)	1,159,735
Less: Net income (loss) attributable to non-controlling interest	(57,042)	(111,828)	54,786	(49)%
Net Loss Attributable To Victory Energy Corporation	$(441,624)	$(1,546,573)	$1,104,949	71%

Revenues: Our revenues decreased $62,575 or 49% to $65,993 for the three months ended March 31, 2016 from $128,568 for the three months ended March 31, 2015. The decrease in revenues is primarily associated with the continued decline in oil and natural gas commodity prices received by the Company.

Lease Operating Costs: Lease operating expenses increased $2,840 to $37,353 or 8% from $34,513 for the three months ended March 31, 2016. The increase is primarily the result of operating activities associated with the Eagle Ford properties acquired in March 2015.

Exploration and Dry Hole Costs: Exploration and dry hole costs decreased $3,491 or 100% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in exploration expense is primarily the result of a decline in geological and geophysical (G&G) costs associated with the services related to acquisition and divestiture work.

Production Taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $3,426 or 51% to $3,273 for the three months ended March 31, 2016 from $6,699 for the three months ended March 31, 2015. The decline in production taxes is associated with the decline in production volumes and lower oil and natural gas commodity prices from 2015 to 2016.

General and Administrative Expense: General and administrative expenses decreased $1,200,203 or 73% to $444,161 for the three months ended March 31, 2016 from $1,644,364 for the three months ended March 31, 2015. The decrease is primarily due to merger and merger termination costs that were incurred in the prior year that are not recurring in 2016.

Impairment of Oil and Natural Gas Properties: Asset impairments decreased $5,496 or 100% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease is the result of the Company’s impairment of oil and gas properties associated with costs related to a 2015 acquisition disputed well.

Depletion, Depreciation, Amortization, and Accretion: Depletion, depreciation, amortization,and accretion decreased $27,180 or 36% to $48,019 for the three months ended March 31, 2016 from $75,199 for the three months ended March 31, 2015. The decrease is primarily due to lower production volumes and proved reserve revisions that occurred in the fourth quarter of 2015 as a result of lower sustained commodity prices.

Management Fee Income: Management fee income decreased $163 or 11% to $1,336 for the three months ended March 31, 2016. This decline resulted from lower management fee billings to the Navitus Energy Group.

Interest Expense: Interest expense increased $14,483 for the three months ended March 31, 2016 from $18,706 of interest income for the three months ended March 31, 2015. This is primarily due to accrued interest expense related to amounts owed with the Rogers Settlement.

Income Taxes: There is no provision for income tax expenses recorded for either the three months ended March 31, 2016 or for the three months ended March 31, 2015 due to the expected net operating losses, which we refer to as NOL, of both years.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2016 as compared to December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015

Cash	$28,071	$2,384
Total current assets	$206,389	$180,392
Total assets	$996,291	$1,008,997
Total current liabilities	$3,842,248	$3,635,248
Total liabilities	$3,890,562	$3,730,016

At March 31, 2016, the Company had a working capital deficit of $3,635,859 compared to a working capital deficit of $3,454,856 at December 31, 2015. Current liabilities increased to $3,842,248 at March 31, 2016 from $3,635,248 at December 31, 2015 primarily due to related party short term advances and fees associated with the year end audit of the Company.

Net cash used in operating activities for the three months ended March 31, 2016 was $256,790 after the net loss of $498,666 was decreased by $82,720 in non-cash charges and offset by $159,156 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the three months ended March 31, 2015 of $1,603,859 after the net loss for that period of $1,658,401 was decreased by $190,885 in non-cash charges and $136,343 in changes to other operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2016 was $19,523, which was used for acquisitions, leases, drilling, and related costs. This compares to $147,562 all of which was used for acquisitions, leases, drilling and related costs.

Net cash provided by financing activities for three months ended March 31, 2016 was $302,000 which relates to contributions from Navitus. This compares to $1,925,000 of contributions from Navitus, $0 in distributions to Navitus, $0 in costs for debt financing, and $0 from bank financing for the three months ended March 31, 2015.

Item 3. Qualitative and Quantitative Discussions about Market Risk

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include market risk factors in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 8, 2016.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, or CEO (our principal executive officer, and Chief Financial Officer, or CFO (our principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2016.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. Based on this assessment, our management concluded that our disclosure controls and procedures may not be effective as of March 31, 2016 and the reasonable assurance level due to material weaknesses in internal control over financial reporting.
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
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness. To address this material weakness, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein, fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. In June 2014 a full-time employee serving as the Chief Financial Officer was hired. Effective July 2014, we began installing and or improving many internal control processes. This process continued during 2016. In April 2016 our Chief Financial Officer resigned and was replaced by Jeff Marlowe who is our interim Chief Financial Officer. Mr.

Marlowe will continue to supervise the work begun by our prior Chief Financial Officer relating to the installation and improvement of our internal control processes.
This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Quarterly Report on Form 10-Q.
Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (or deferred in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Legal Cases Settled

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April, 15, 2016. This amount is included in Accrued Liabilities on the balance sheet as of March 31, 2016.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver, with monthly payments of $7,500 commencing April 15, 2016, and an Agreed Motion Vacating Turnover Order was filed and the Court signed an Order Vacating Appointment of Receiver on March 21, 2016.

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

Cause No. 50916; Trilogy Operating Inc. v. Aurora Energy Partners; In the 118thJudicial District Court of Howard County, Texas.

This lawsuit was filed on January 6, 2016. This lawsuit alleges causes of action for a suit on a sworn account, breach of contract and a suit to foreclose on liens regarding the drilling and completion of seven wells. Aurora filed an answer on January 29, 2016. Trilogy filed a Motion for Partial Summary Judgment on March 23, 2016.

The parties entered into a Settlement Agreement and Release on April 26, 2016, effective April 1, 2016 to dismiss the lawsuit with prejudices. The Joint Motion to Dismiss with Prejudice was granted by the court May 2, 2016. In conjunction with the Joint Motion to Dismiss, Aurora assigned Trilogy all of its interests in the seven wells and related oil and gas leases.

Legal Cases Pending

Cause No. CV-47230; James Capital Energy, LLC and Victory Energy Corporation v. Jim Dial, et al.; In the 142nd District Court of Midland County, Texas.

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

This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleges breach of contract regarding a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133. A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing was terminated by TELA.  Aurora and Victory have filed an answer in this case. Both parties have filed opposing motions for summary judgment which were heard on April 14, 2016. The Court granted Aurora’s partial motion for summary judgment dismissing all claims against Defendants Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry and Fred Smith.  The Court denied the remaining summary judgment issues of both parties and set a trial date for August 2016.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
We have substantial liabilities that require that we raise additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our existing stockholders.
As of March 31, 2016, we had $28,071 of cash, current assets of $206,389, current liabilities of $3,842,248 and a working capital deficit of $3,635,859. Our current liabilities include $2,113,289 of accounts payable and accrued liabilities, some of which are past due, and $289,408 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all. We are currently unable to pay our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the three months ended March 31, 2016:

During the three months ended March 31, 2016 we issued warrants to purchase shares of common stock at exercise prices ranging from $0.15 to $0.21 to Navitus in consideration of capital contributions to Aurora of $302,000 pursuant to the Company’s capital contribution agreement with Aurora.  The Company issued these warrants from January 1, 2016 through March 31, 2016.

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

Item 6. Exhibits

(a) Exhibits

10.1
Settlement and Forbearance Agreement, dated March 22, 2016, between Victory Energy Corporation and Oz Gas Corporation (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on March 29, 2016)

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

VICTORY ENERGY CORPORATION

Date:	May 13, 2016	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director