Form 10-Q
period 2016-06-30
VICTORY ENERGY CORP
filed 2016-08-15
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 002-76219-NY

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 15, 2016, there were 31,220,326 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$56,765	$2,384
Accounts receivable - less allowance for doubtful accounts of $0, and $200,000 for June 30, 2016 and December 31, 2015, respectively	57,964	37,690
Accounts receivable - affiliates	134,225	131,584
Prepaid expenses	5,242	8,734
Total current assets	254,196	180,392
Fixed Assets
Furniture and equipment	46,883	46,883
Accumulated depreciation	(27,661)	(24,429)
Total furniture and fixtures, net	19,222	22,454
Oil gas properties, net of impairment (successful efforts method)	2,787,986	3,033,279
Accumulated depletion, depreciation and amortization	(2,112,224)	(2,274,188)
Total oil and gas properties, net	675,762	759,091
Other Assets
Deferred debt financing costs	26,648	47,060
Total Assets	$975,828	$1,008,997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,548,369	$1,591,764
Accrued liabilities	394,300	534,619
Accrued liabilities - related parties	1,020,862	805,179
Liability for unauthorized preferred stock issued	9,283	9,283
Note payable	680,000	680,000
Asset retirement obligation	54,826	14,403
Total current liabilities	3,707,640	3,635,248
Other Liabilities
Asset retirement obligations	28,092	94,768
Total long term liabilities	28,092	94,768
Total Liabilities	3,735,732	3,730,016
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 47,500,000 shares authorized, 31,220,326 shares and 31,220,326 shares issued and outstanding for June 30, 2016 and December 31, 2015, respectively	31,220	31,220
Additional paid-in capital	35,766,155	35,708,746
Accumulated deficit	(45,274,224)	(44,289,126)
Total Victory Energy Corporation stockholders' deficit	(9,476,849)	(8,549,160)
Non-controlling interest	6,716,945	5,828,141
Total stockholders' equity (deficit)	(2,759,904)	(2,721,019)
Total Liabilities and Stockholders' Equity	$975,828	$1,008,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Oil and gas sales	$79,185	$269,631	$145,178	$398,199
Gain on settlement and sale of oil and gas properties	64,824	—	64,824	—
Total revenues	144,009	269,631	210,002	398,199
Operating Expenses:
Lease operating costs	25,774	42,504	63,127	77,017
Exploration and dry hole cost	—	—	—	3,491
Production taxes	3,782	12,842	7,055	19,541
General and administrative	623,995	1,070,830	1,068,156	2,715,194
Impairment of oil and natural gas properties	—	300,891	—	306,387
Depreciation, depletion, amortization, and accretion	28,267	175,815	76,286	251,014
Total operating expenses	681,818	1,602,882	1,214,624	3,372,644
Loss from operations	(537,809)	(1,333,251)	(1,004,622)	(2,974,445)
Other Income (Expense):
Management fee income	1,305	1,176	2,641	2,675
Interest expense	(33,124)	(28,480)	(66,313)	(47,186)
Total other income and expense	(31,819)	(27,304)	(63,672)	(44,511)
Loss before Tax Benefit	(569,628)	(1,360,555)	(1,068,294)	(3,018,956)
Tax benefit	—	—	—	—
Net loss	(569,628)	$(1,360,555)	(1,068,294)	(3,018,956)
Less: Net loss attributable to non-controlling interest	(26,154)	(113,097)	(83,196)	(224,925)
Net loss attributable to Victory Energy Corporation	$(543,474)	$(1,247,458)	$(985,098)	$(2,794,031)

Weighted average shares, basic and diluted	31,220,326	29,302,826	31,220,326	29,253,937
Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,068,294)	$(3,018,956)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount and financing warrants	20,412	20,412
Accretion of asset retirement obligations	1,597	3,828
Depletion, depreciation, and amortization	74,689	247,186
Gain on settlement and sale of oil and gas properties	(64,824)	—
Impairment of oil and natural gas properties	—	306,387
Stock based compensation	57,409	47,239
Stock grants in exchange for services	—	143,505
Change in operating assets and liabilities
Accounts receivable	(20,274)	6,966
Accounts receivable - affiliate	(2,641)	(1,865)
Prepaid expense	3,492	14,585
Accounts payable	15,599	220,016
Accrued liabilities - related parties	215,683	96,226
Accrued liabilities	(140,319)	267,320
Net cash used in operating activities	(907,471)	(1,647,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease purchases, drilling capital expenditures	(18,442)	(517,776)
Proceeds from the sale of assets	8,294	—
Net cash used in investing activities	(10,148)	(517,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Non-controlling interest contributions	972,000	2,175,000
Principal payments of debt financing	—	(10,000)
Net cash provided by financing activities	972,000	2,165,000
Net Change in Cash and Cash Equivalents	54,381	73
Beginning Cash and Cash Equivalents	2,384	2,941
Ending Cash and Cash Equivalents	$56,765	$3,014

Supplemental cash flow information:
Cash paid for:
Interest	$22,412	$20,525
Non-cash investing and financing activities:
Asset retirement obligation	$—	$2,506
Accrued capital expenditures	$305,983	$663,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Victory Energy Corporation ("Victory" or "the Company") is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners ("Aurora"). In this report, “the Company” refers to the consolidated accounts and presentation of Victory and Aurora, with the equity of non-controlling interests stated separately. Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 31,220,326 shares of common stock outstanding as of June 30, 2016. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, Texas.

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2016, and for three and six month periods ended June 30, 2016 and June 30, 2015, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of Victory and Aurora as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been included.

Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 8, 2016.

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

The non-controlling interest in Aurora is held by Navitus, a Texas general partnership. As of June 30, 2016, $6,716,945 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora, with losses attributable to non-controlling interests of $26,154 and $113,097 for the three months ended June 30, 2016 and 2015, respectively, and $83,196 and $224,925 for the six months ended June 30, 2106, and 2015, respectively. As of

December 31, 2015, $5,828,141 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora.

Use of Estimates:

The preparation of our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion, and amortization (“DD&A”) expense, property costs, estimated future net cash flows from proved reserves, assumptions related to abandonments and impairments of oil and natural gas properties, taxes, accruals of capitalized costs, operating costs and production revenue, general and administrative costs and interest, purchase price allocation on properties acquired, various common stock, warrants and option transactions, and loss contingencies.

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

The Company recorded impairment expense of $0 and $300,891 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $306,387 for the six months ended June 30, 2016 and 2015, respectively.

Asset Retirement Obligations:

The Company records the estimate of the fair value of liabilities related to future asset retirement obligations (“ARO”) in the period the obligation is incurred. Asset retirement obligations relate to the removal of facilities and tangible equipment at the end of an oil and natural gas property’s useful life. The application of this rule the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital and required government regulations. U.S. GAAP requires that the estimate of our asset retirement obligations does not give consideration to the value the related assets could have to other parties.

Earnings (Losses) per Share:

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. In accordance with ASC 260, "Earnings per Share", awards of unvested shares shall be considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though their exercise is contingent upon vesting. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets at June 30, 2016 and December 31, 2015. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

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

The Company recognized stock-based compensation expense from stock awards granted to directors, officers, and employees for services of $33,994 and $9,212 and $57,409 and $47,239 for the three and six months ended June 30, 2016 and 2015, respectively.

The Company also recognized stock-based general and administrative expense of $0 and $84,605 and $0 and $143,505 from restricted stock and stock options issued to consultants for the three and six months ended June 30, 2016 and 2015, respectively.

Recently Adopted Accounting Standards:

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidated Analysis.” ASU 2015-02 amended the consolidation guidance by modifying the evaluation criteria for whether limited partnerships and similar legal entities are variable interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affecting the consolidated analysis of reporting entities that are involved with variable interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not have a material impact on our consolidated balance sheets, statements of operations or statements of cash flows.

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

Going Concern:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, the Company has incurred a net loss of $543,474 and $1,247,458 for the three months ended June 30, 2016 and 2015, respectively and net losses of $985,098 and $2,794,031 for the six months ended June 30, 2016 and 2015, respectively.

Our total cash and cash equivalents were $56,765 at June 30, 2016. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise. We will be required to raise substantial additional capital to meet our existing payment obligations and to expand our operations.
The Company has invested $18,442 and $517,776, respectively, in leases, and drilling and completion costs, for the six months ended June 30, 2016 and 2015, respectively.

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

Subsequent to March 31, 2015, the Company terminated the LOI and notified Lucas pursuant to the Loan Agreement, that it would not extend any further credit to Lucas under the Loan Agreement. Merger related direct costs, as well as cost related to reserving amounts receivable on advances made under the Collaboration Agreement totaled approximately $957,000 and are included in General and Administrative expense for the three-month period ended March 31, 2015. There were zero associated costs incurred during the six-month period ended June 30, 2016.

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

Rogers Settlement and Amended Rogers Settlement Agreements

The Company and Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Collaboration Agreement, (ii) that the Company would pay Rogers, on or before July 15, 2015, $258,125, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $258,125 is made by the Company to the Rogers. Failure of the Company to make the payment of $258,125 on or before July 15, 2015, would result in the Company being in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. The Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement and as a result the additional Penn Virginia Property was returned to Lucas in September 2015. The full amount due under the Roger’s obligation including accrued interest at June 30, 2016 totals approximately $323,700 and is included in accrued liabilities on the consolidated balance sheet.

Earthstone Settlement Agreement

The Company assigned to Earthstone certain oil and gas interests in the wells which were previously transferred to the Company by Lucas in February 2015. The Company and Earthstone agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the effective date of the Earthstone Settlement Agreement, whether known or unknown, except in connection with the breach, enforcement or interpretation of the Earthstone Settlement Agreement. Lucas and Earthstone similarly agreed to release each other from such claims pursuant to the terms of the Earthstone Settlement Agreement. The Company charged $195,928 related to the Earthstone Settlement Agreement to general and administrative expenses as a cost of the merger termination during the six-month period ended June 30, 2015.

Note 3 – Oil and natural gas properties, net of accumulated impairment (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	June 30, 2016	December 31, 2015
Proved property	$9,695,367	$9,940,660
Unproved property	$1,375,940	$1,375,940
Total oil and natural gas properties, at cost	$11,071,307	$11,316,600
Less: accumulated impairment	$(8,283,321)	$(8,283,321)
Oil and natural gas properties, net of impairment	$2,787,986	$3,033,279
Less: accumulated depletion	(2,112,224)	(2,274,188)
Oil and natural gas properties, net	$675,762	$759,091

Depletion, depreciation, amortization and accretion expense for the three months ended June 30, 2016 and 2015 was $28,267 and $175,815, respectively, and $76,286 and $251,014 for the six months ended June 30, 2016, and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded impairment losses of $0 and $306,387, respectively.

During April 2016, as part of the legal settlement of the Trilogy suit, the Company assigned its interest in seven wells. Additionally, the Company sold its interest in the Morgan #1 well. As a result, a gain was recorded in the amount of $0.

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability as of and for the six months ended June 30, 2016 and the twelve months ended December 31, 2015.

	June 30, 2016	December 31, 2015
Asset retirement obligation at beginning of period	$109,171	$44,214
Liabilities incurred on properties acquired and developed	—	2,506
Revisions to previous estimates	—	60,832
Liabilities on properties sold or settled	(27,850)	(3,721)
Accretion expense	1,597	5,340
Asset retirement obligation at end of period	$82,918	$109,171

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

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing as of June 1, 2015. Additionally, the Lender notified Aurora that, based on the Lender’s redetermination of Aurora’s borrowing base, the monthly reduction amount under the Credit Agreement will be increased, commencing on June 1, 2015, from $0 to $10,000. Pursuant to this increase in the monthly reduction amount, Aurora’s borrowing base will be automatically reduced by $10,000 on the first day of each calendar month beginning in June 2015 until the Lender’s next periodic borrowing base redetermination. The Company has made one payment in the amount of $10,000 in June 2015.

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

As of December 31, 2015 and June 30, 2016, the Company was out of compliance with the Current Ratio and with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and continued high general and administrative expenses. Therefore, the Company is in technical default of the Credit Agreement and related agreements. The Company has not yet been advised by the Lender of any additional actions the Lender plans to take.

Amortization of debt financing costs on this debt was $20,412 and $20,412 for the six months ended June 30, 2016 and 2015, respectively. Interest expense was $22,412 and $20,525 for the six months ended June 30, 2016, and 2015, respectively.

Note 6 – Related Party Transactions

During the six months ended June 30, 2016, we incurred a total of $104,883 in legal fees with The McCall Firm. David McCall, our general counsel and a director, is a partner in The McCall Firm. The fees are attributable to litigation involving the Company’s oil and natural gas operations in Texas. As of June 30, 2016, the Company owed The McCall Firm $462,682 for these professional services.

During the six months ended June 30, 2016, a member of management made a $3,984 temporary advance to the Company, and temporary capital advances totaling $130,000 had been made by Navitus Energy Group Partnership. All the above amounts are recorded in Accrued Liabilities - related parties.

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

During the six months ended June 30, 2016 and in consideration of capital contributions by Aurora of $972,000 pursuant to the capital contribution agreement with Aurora, the Company issued 972,000 warrants to Navitus with an exercise price ranging from $0.15 - $0.21.

The warrants vest immediately and the Company valued the common stock warrants using the Black Scholes Option Pricing Model. The values for the three month periods ended June 30, 2016 and 2015, were $98,540 and $68,507, respectively, and were $154,374 and $492,487 for the six month periods ended June 30, 2016 and 2015, respectively.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April 15, 2016. This amount is included in Accrued Liabilities on the balance sheet as of June 30, 2016.

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

This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleges breach of contract, fraud, fraudulent inducement, and conspiracy related to a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133.  A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing never took place.  Aurora and Victory have filed an answer and counterclaim in this case. Both parties filed opposing motions for summary judgment which were heard on April 14, 2016. The Court granted Aurora’s partial motion for summary judgment dismissing claims against Aurora/Victory’s officers and directors, including Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry and Fred Smith.  The Court denied the remaining summary judgment issues of both parties.  On June 2, 2016 Aurora/Victory filed a second Motion for Partial Summary Judgment on some discrete contract interpretation issues.  The Court has set this motion for hearing on September 2, 2016.  Both parties have filed their expert designations and TELA has made a jury demand.  Trial is set for February 27, 2017.

Note 9 - Subsequent Events

During July 2016, the Company made a $5,000 principal payment to its Lender, Texas Capital Bank.
During the period of July 1, 2016 through August 12, 2016, additional capital contributions from noncontrolling interest of $150,000 were received. This resulted in the issuance of an additional 150,000 common stock warrants.

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

At the end of June 30, 2016, we held a working interest in 30 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas and the Eagle Ford area of south Texas.

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

Our Relationship with Aurora Energy Partners

We are the managing partner of Aurora Energy Partners, a Texas general partnership, which we refer to as Aurora, and we hold a 50% partnership interest in Aurora. Aurora is a consolidated subsidiary with Victory Energy Corporation for financial statement purposes. The Second Amended Partnership Agreement of Aurora, which we refer to as the Aurora Partnership Agreement, gives us control of Aurora. Article XI of the Aurora Partnership Agreement cannot be modified without the approval of all (100%) of the partners of Aurora, therefore we cannot be removed as a managing member of Aurora regardless of the partnership interest held by the other partners of Aurora. Accordingly, consolidation is appropriate for all reporting periods. We currently conduct all of our oil and natural gas operations through, and hold some of our oil and natural gas assets through, Aurora. Aurora is the record title holder to substantially all of the oil and natural gas properties, wells and reserves referred to in this quarterly report. Through our partnership interest in Aurora, we are the beneficial owner of 50% of the oil and gas properties, wells and reserves held of record by Aurora.

Going Concern

As presented in the consolidated financial statements, we have incurred a net loss of $543,474 and $1,247,458 during the three months ended June 30, 2016 and 2015, respectively, and net losses of $985,098 and $2,794,031 during the six months ended June 30, 2016 and 2015, respectively and losses are expected to continue in the near term. The accumulated deficit at June 30, 2016 was $45,274,224. We have been funding our operations from contributions made by Aurora, the Aurora bank credit facility, and advances from affiliated parties. Management anticipates that significant additional capital expenditures will be necessary to develop our oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

Growth-in-business related general expenses

As part of our stated growth through acquisitions and development business plan, the Company incurred costs associated with one key acquisition, during the quarter ended June 30, 2016. Among other things, these additional general and administrative expenses include legal, and geological analysis costs associated with title examination of properties, contractual purchase and sale agreements and third party reservoir engineering and geologic assessments for reserve calculations. Additionally, as part of the Aurora’s credit facility agreement, we also pay related legal expenses for property review and assessment. All of these expenses help us protect the assets of the Company and secure bank funding. These specific expenses are not quarterly recurring per se, however they will occur again when additional opportunities to increase reserves and future development opportunities present themselves. These expenses were significant, but enabled these key business growth transactions to be prudently managed. We estimate the acquisition related costs to be significant as we continue the execution of our strategy.

We have incurred significant costs to structure and manage our debt facility and will continue to incur such costs as our asset base allows prudent borrowing against our proved reserves. These costs can fluctuate as debt instruments are ended, modified and replaced with new creditor entities.

We have incurred non-recurring costs associated with investor and public relations which are critical to operate and expand in the public company arena. These include our engagement of an SEC registered investment broker dealer as our market maker, and their services to help the Company move its trading platform from the OTCQB exchange. This move will help us in our next intended platform transition to a larger exchange in the future. Additionally, the Company engaged an investor relations and corporate communications firm to help improve investor communications, capital markets development and awareness.

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

Volume and Price Trends

The following tables summarize the volumes and prices realized by the Company for the three and six month periods ended June 30, 2016, compared to the three and six months period ended June 30, 2015.

Overall Barrel of Oil Equivalent or BOE production decreased 54% and 41%, for the three and six month periods ended June 30, 2016. The decline in BOE production is largely associated with the natural decline of the wells primarily in the Adams Baggett Ranch.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Period Production
Oil (Bbl)	1,622	4,181	(61)%	3,862	6,678	(42)%
Gas (Mcf)	5,899	8,981	(34)%	11,878	19,826	(40)%
BOE	2,605	5,678	(54)%	5,842	9,982	(41)%
Daily Production
Oil (Bbl/d)	18	46	(61)%	21	37	(43)%
Gas (Mcf/d)	65	99	(34)%	65	109	(40)%
BOE/d	29	62	(53)%	32	55	(42)%

During the three and six month periods ended June 30, 2016 and 2015, the price per barrel realized by the Company decreased from $57.39 to $42.56 or 26% and from $51.47 to $31.95 or 38%, respectively. For the three months ended June 30, 2016 the price per Mcf realized by the Company decreased from $3.30 to $1.72 or 48%, and for the six months ended June 30, 2016 the price per Mcf realized by the Company increased from $2.75 to $1.83 or 33%.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Realized Prices
Oil ($/bbl)	$42.56	$57.39	(26)%	$31.95	$51.47	(38)%
Gas ($/Mcf)	1.72	3.30	(48)%	1.83	2.75	(33)%
Value per BOE	$30.39	$47.49	(36)%	$24.85	$39.89	(38)%

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30			For the Six Months Ended June 30
	Oil	Gas	Total	Oil	Gas	Total

2015 Sales	$239,951	$29,680	$269,631	$343,702	$54,497	$398,199
Change due to Volumes	(146,863)	(10,185)	(157,048)	(144,933)	(21,847)	(166,780)
Change due to Prices	(24,057)	(9,341)	(33,398)	(75,375)	(10,866)	(86,241)
2016 Sales	$69,031	$10,154	$79,185	$123,394	$21,784	$145,178

The Company’s oil and gas revenue fluctuations are directly related to the volumes produced and the commodity prices paid over the respective periods presented.

Oil and gas sales decreased $157,048 and $166,780 due to volumes in the three and six month period ended June 30, 2016, respectively. The decrease was primarily driven by lower gas production due to the natural decline of the assets.

Oil and gas sales decreased $33,398 and $86,241 due to prices in the three and six month period ended June 30, 2016, respectively, as a result of continued declines in commodity prices.

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

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 were as follows:

	(Unaudited)
	Three Months Ended June 30,			Percentage
	2016	2015	Change	Change
Revenues
Oil and gas sales	$79,185	$269,631	$(190,446)	(71)%
Total revenues	79,185	269,631	(190,446)
Operating Expenses:
Lease operating costs	25,774	42,504	(16,730)	(39)%
Production taxes	3,782	12,842	(9,060)	(71)%
General and administrative	623,995	1,070,830	(446,835)	(42)%
Impairment of oil and natural gas properties	—	300,891	(300,891)	100%
Depreciation, depletion, amortization and accretion	28,267	175,815	(147,548)	(84)%
Total operating expenses	681,818	1,602,882	(921,064)
Loss from operations	(602,633)	(1,333,251)	730,618
Other Income (Expense):
Management fee income	1,305	1,176	129	11%
Interest expense	(33,124)	(28,480)	(4,644)	16%
Gain on settlement and sale of oil and gas properties	64,824	—	64,824	100%
Total other income and expense	(31,819)	(27,304)	(4,515)
Loss before Tax Benefit	(569,628)	(1,360,555)	790,927
Tax benefit	—	—
Net loss	(569,628)	(1,360,555)	790,927
Less: Net income (loss) attributable to non-controlling interest	(26,154)	(113,097)	86,943	(77)%
Net Loss Attributable To Victory Energy Corporation	$(543,474)	$(1,247,458)	$703,984	56%

Revenues: Our revenues decreased $190,446 or 71% to $79,185 for the three months ended June 30, 2016 from $269,631 for the three months ended June 30, 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during June 30, 2016, as well as with the decline in oil and natural gas commodity prices received by the Company for the respective periods.

Lease Operating Costs: Lease operating expenses decreased $16,730 to $25,774 or 39% from $42,504 for the three months ended June 30, 2016. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during June 30, 2016.

Production Taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $9,060 or 71% to $3,782 for the three months ended June 30, 2016 from $12,842 for the three months ended June 30, 2015. The decline in production taxes is associated lower oil and gas revenues.

General and Administrative Expense: General and administrative expenses decreased $446,835 or 42% to $623,995 for the three months ended June 30, 2016 from $1,070,830 for the three months ended June 30, 2015. The decrease is primarily due to merger and merger termination costs, as well as significant litigation and stock compensation expenses that were incurred in the prior year that are not recurring in 2016.

Impairment of Oil and Natural Gas Properties: Asset impairments decreased $300,891 or 100% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease is the result of the Company’s impairment of oil and gas properties associated with costs related to a 2015 acquisition disputed well.

Depletion, Depreciation, Amortization, and Accretion: Depletion, depreciation, amortization,and accretion decreased $147,548 or 84% to $28,267 for the three months ended June 30, 2016 from $175,815 for the three months ended June 30, 2015. The decrease is primarily due to lower production volumes and proved reserve revisions that occurred in the fourth quarter of 2015 as a result of lower sustained commodity prices.

Management Fee Income: Management fee income decreased $129 or 11% to $1,305 for the three months ended June 30, 2016. This decline resulted from lower management fee billings to the Navitus Energy Group.

Interest Expense: Interest expense increased $4,644 for the three months ended June 30, 2016 from $28,480 of interest income for the three months ended June 30, 2015. This is primarily due to accrued interest expense related to amounts owed with the Rogers Settlement.

Gain on Settlement and Sale of Oil and Natural Gas Properties: The $64,824 increase in the gain on settlement and sale of oil and natural gas properties is due the conveyance of seven wells to the operator as part of a legal settlement as well as the sale of working interests in one well. No properties were sold or legally settled for the three months ended June 30, 2015.

Income Taxes: There is no provision for income tax expenses recorded for either the three months ended June 30, 2016 or for the three months ended June 30, 2015 due to the expected net operating losses, which we refer to as NOL, of both years.

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

	(Unaudited)
	Six Months Ended June 30,			Percentage Change
	2016	2015	Change	Inc (Dec)
REVENUE	$145,178	$398,199	$(253,021)	(64)%
COSTS AND EXPENSES
Lease operating expense	63,127	77,017	(13,890)	(18)%
Exploration and abandonment costs	—	3,491	(3,491)	(100)%
Production Taxes	7,055	19,541	(12,486)	(64)%
General and administrative expense	1,068,156	2,715,194	(1,647,038)	(61)%
Impairment	—	306,387	(306,387)	(100)%
Depletion, depreciation and amortization	76,286	251,014	(174,728)	(70)%
Total expenses	1,214,624	3,372,644	(2,158,020)	(64)%
LOSS FROM OPERATIONS	(1,004,622)	(2,974,445)	1,969,823	(66)%
OTHER INCOME AND EXPENSE
Management fee income	2,641	2,675	(34)	(1)%
Interest expense	(66,313)	(47,186)	(19,127)	41%
Gain on settlement and sale of oil and gas properties	—	—	64,824	100%
Total net other income and expense	(63,672)	(44,511)	(19,161)
INCOME (LOSS) BEFORE TAX BENEFIT	(1,068,294)	(3,018,956)	1,950,662
TAX BENEFIT	—	—	—
NET INCOME (LOSS)	(1,068,294)	(3,018,956)	1,950,662
Less: Net income (loss) attributable to non-controlling interest	(83,196)	(224,925)	141,729	(63)%
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(985,098)	$(2,794,031)	$1,808,933	(65)%

Revenues: Our revenues decreased $253,021 or 64% to $145,178 for the six months ended June 30, 2016 from $398,199 for the six months ended June 30, 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during June 30, 2016, as well as with the decline in oil and natural gas commodity prices received by the Company for the respective periods.

Lease Operating Expense: Lease operating expenses decreased $13,890 to $63,127 or 18% for the six months ended June 30, 2016 from $77,017 for the six months ended 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during June 30, 2016, as well as lower operating costs of the new property portfolio in 2015.

Production Taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $12,486 or 64% to $7,055 for the six months ended June 30, 2016 from $19,541 for the six months ended June 30, 2015. The decline in production taxes is associated lower oil and gas revenues.

Exploration and Abandonment Expense: Exploration expense decreased $3,491 or 100% to $0 from $3,491 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in exploration expense is primarily the result of a decline in geological and geophysical (G&G) costs associated with the services related to acquisition and divestiture work, as well as a credit for settled asset retirement obligation.

General and Administrative Expense: General and administrative expenses decreased $1,647,038 or 61% to $1,068,156 for the six months ended June 30, 2016 from $2,715,194 for the six months ended June 30, 2015. The decrease is primarily due to merger and merger termination costs, as well as significant litigation and stock compensation expenses that were incurred in the prior year that are not recurring in 2016.

Impairment of Assets: Asset impairments decreased $306,387 or 100% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase is the result of the Company’s impairment of oil and gas properties as the industry experiences more sustained lower oil and natural gas commodity prices.

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization decreased $174,728 or 70% to $76,286 for the six months ended June 30, 2016 from $251,014 for the six months ended June 30, 2015. The decrease is primarily due to lower production volumes and proved reserve revisions that occurred in the fourth quarter of 2015 as a result of lower sustained commodity prices.

Management Fee Income: Management fee income decreased $34 or 1% to $2,641 for the six months ended June 30, 2016. Victory charges a 2% management fee to Navitus Energy Group, a 50% partner of Aurora, on gross revenues which are attributable to Aurora.

Interest Expense: Amortization of debt financing costs and interest expense increased $19,127 for the six months ended June 30, 2016 from $47,186 of interest income (net) for the six months ended June 30, 2015. This is primarily due to accrued interest expense related to amounts owed with the Rogers Settlement.

Gain on Settlement and Sale of Oil and Natural Gas Properties: The $0 increase in the gain on settlement and sale of oil and natural gas properties is due the conveyance of seven wells to the operator as part of a legal settlement as well as the sale of working interests in one well. No properties were sold or legally settled for the six months ended June 30, 2015.

Income Taxes: There is no provision for income tax recorded for either the six months ended June 30, 2016 or for the six months ended June 30, 2015 due to the net operating loss carry forwards (“NOLs”) up through the period ending June 30, 2016. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2016 as compared to December 31, 2015, are as follows:

	June 30, 2016	December 31, 2015

Cash	$56,765	$2,384
Total current assets	$254,196	$180,392
Total assets	$975,828	$1,008,997
Total current liabilities	$3,707,640	$3,635,248
Total liabilities	$3,735,732	$3,730,016

At June 30, 2016, the Company had a working capital deficit of $3,453,444 compared to a working capital deficit of $3,454,856 at December 31, 2015. Current liabilities increased to $3,707,640 at June 30, 2016 from $3,635,248 at December 31, 2015 primarily due to related party short term advances and fees associated with the year end audit of the Company.

Net cash used in operating activities for the six months ended June 30, 2016 was $907,471 after the net loss of $1,068,294 was decreased by $89,283 in non-cash charges and offset by $71,540 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the six months ended June 30, 2015 of $1,647,151 after the net loss for that period of $3,018,956 was decreased by $772,385 in non-cash charges and $599,420 in changes to other operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2016 was $10,148, which was used for acquisitions, leases, drilling, and related costs. This compares to $517,776 all of which was used for acquisitions, leases, drilling and related costs.

Net cash provided by financing activities for six months ended June 30, 2016 was $972,000 which relates to contributions from Navitus. This compares to $2,175,000 of contributions from Navitus, offset by $10,000 in payments of bank financing for the six months ended June 30, 2015.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, or CEO (our principal executive officer, and Chief Financial Officer, or CFO (our principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2016.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. Based on this assessment, our management concluded that our disclosure controls and procedures may not be effective as of June 30, 2016.
We lack sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness. To address this material weakness, management performs additional analysis and other procedures to ensure that the consolidated financial statements included herein, fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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
Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (or deferred in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April, 15, 2016. This amount is included in Accrued Liabilities on the balance sheet as of June 30, 2016.

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

This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleges breach of contract, fraud, fraudulent inducement, and conspiracy related to a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133.  A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing never took place.  Aurora and Victory have filed an answer and counterclaim in this case. Both parties filed opposing motions for summary judgment which were heard on April 14, 2016. The Court granted Aurora’s partial motion for summary judgment dismissing claims against Aurora/Victory’s officers and directors, including Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry and Fred Smith.  The Court denied the remaining summary judgment issues of both parties.  On June 2, 2016 Aurora/Victory filed a second Motion for Partial Summary Judgment on some discrete contract interpretation issues.  The Court has set this motion for hearing on September 2, 2016.  Both parties have filed their expert designations and TELA has made a jury demand.  Trial is set for February 27, 2017.

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
As of June 30, 2016, we had $56,765 of cash, current assets of $254,196, current liabilities of $3,707,640 and a working capital deficit of $3,453,444. Our current liabilities include $1,942,669 of accounts payable and accrued liabilities, some of which are past due, and $301,153 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all. We are currently unable to pay our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the six months ended June 30, 2016:

During the six months ended June 30, 2016 we issued warrants to purchase shares of common stock at exercise prices ranging from $0.15 to $0.21 to Navitus in consideration of capital contributions to Aurora of $972,000 pursuant to the Company’s capital contribution agreement with Aurora.  The Company issued these warrants from January 1, 2016 through June 30, 2016.

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

VICTORY ENERGY CORPORATION

Date:	August 15, 2016	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director