Form 10-Q
period 2016-09-30
VICTORY ENERGY CORP
filed 2016-11-14
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2016, there were 31,220,326 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,879	$2,384
Accounts receivable - less allowance for doubtful accounts of $0, and $200,000 for September 30, 2016 and December 31, 2015, respectively	43,367	37,690
Accounts receivable - affiliates	134,997	131,584
Prepaid expenses	3,496	8,734
Total current assets	187,739	180,392
Fixed Assets
Furniture and equipment	46,883	46,883
Accumulated depreciation	(29,277)	(24,429)
Total furniture and fixtures, net	17,606	22,454
Oil gas properties, net of impairment (successful efforts method)	2,787,986	3,033,279
Accumulated depletion, depreciation and amortization	(2,142,806)	(2,274,188)
Total oil and gas properties, net	645,180	759,091
Other Assets
Deferred debt financing costs	16,443	47,060
Total Assets	$866,968	$1,008,997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,114,619	$1,591,764
Accrued liabilities	409,104	534,619
Accrued liabilities - related parties	1,131,306	805,179
Liability for unauthorized preferred stock issued	9,283	9,283
Note payable	672,000	680,000
Asset retirement obligation	52,321	14,403
Total current liabilities	3,388,633	3,635,248
Other Liabilities
Asset retirement obligations	31,129	94,768
Total long term liabilities	31,129	94,768
Total Liabilities	3,419,762	3,730,016
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 47,500,000 shares authorized, 31,220,326 shares and 31,220,326 shares issued and outstanding for September 30, 2016 and December 31, 2015, respectively	31,220	31,220
Additional paid-in capital	35,780,817	35,708,746
Accumulated deficit	(45,469,743)	(44,289,126)
Total Victory Energy Corporation stockholders' deficit	(9,657,706)	(8,549,160)
Non-controlling interest	7,104,912	5,828,141
Total stockholders' equity (deficit)	(2,552,794)	(2,721,019)
Total Liabilities and Stockholders' Equity	$866,968	$1,008,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Oil and gas sales	$73,065	$152,448	$218,243	$550,647
Gain on settlement and sale of oil and gas properties	—	—	64,824	—
Total revenues	73,065	152,448	283,067	550,647
Operating Expenses:
Lease operating costs	20,585	37,279	83,712	114,296
Exploration and dry hole cost	—	(5,611)	—	(2,120)
Production taxes	4,097	7,178	11,152	26,719
General and administrative	190,675	941,822	1,258,833	3,657,016
Impairment of oil and natural gas properties	—	3,152	—	309,539
Depreciation, depletion, amortization, and accretion	32,729	84,423	109,016	335,437
Total operating expenses	248,086	1,068,243	1,462,713	4,440,887
Loss from operations	(175,021)	(915,795)	(1,179,646)	(3,890,240)
Other Income (Expense):
Management fee income	772	3,053	3,413	5,728
Interest expense	(33,300)	(32,220)	(99,613)	(79,406)
Total other income and expense	(32,528)	(29,167)	(96,200)	(73,678)
Loss before Tax Benefit	(207,549)	(944,962)	(1,275,846)	(3,963,918)
Tax benefit	—	—	—	—
Net loss	(207,549)	$(944,962)	(1,275,846)	(3,963,918)
Less: Net loss attributable to non-controlling interest	(12,033)	(62,353)	(95,229)	(287,278)
Net loss attributable to Victory Energy Corporation	$(195,516)	$(882,609)	$(1,180,617)	$(3,676,640)

Weighted average shares, basic and diluted	31,220,326	29,776,068	31,220,326	29,428,000
Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,275,846)	$(3,963,918)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount and financing warrants	30,617	30,617
Accretion of asset retirement obligations	2,129	4,593
Depletion, depreciation, and amortization	106,887	335,437
Gain on settlement and sale of oil and gas properties	(64,824)	—
Impairment of oil and natural gas properties	—	309,539
Gain on asset retirement settlement	—	(3,721)
Stock based compensation	72,071	411,527
Stock grants in exchange for services	—	169,210
Change in operating assets and liabilities
Accounts receivable	(5,677)	17,014
Accounts receivable - affiliate	(3,413)	(4,917)
Prepaid expense	5,238	17,892
Accounts payable	(418,151)	300,207
Accrued liabilities - related parties	326,127	201,177
Accrued liabilities	(125,515)	274,342
Net cash used in operating activities	(1,350,357)	(1,901,001)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease purchases, drilling capital expenditures	(18,442)	(529,974)
Proceeds from the sale of assets	8,294	—
Net cash used in investing activities	(10,148)	(529,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Non-controlling interest contributions	1,372,000	2,611,000
Principal payments of debt financing	(8,000)	(70,000)
Net cash provided by financing activities	1,364,000	2,541,000
Net Change in Cash and Cash Equivalents	3,495	110,025
Beginning Cash and Cash Equivalents	2,384	2,941
Ending Cash and Cash Equivalents	$5,879	$112,966

Supplemental cash flow information:
Cash paid for:
Interest	$33,633	$32,730
Non-cash investing and financing activities:
Asset retirement obligation incurred	$—	$2,506
Accrued capital expenditures	$233,323	$398,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Victory Energy Corporation ("Victory" or "the Company") is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners ("Aurora"). In this report, “the Company” refers to the consolidated accounts and presentation of Victory and Aurora, with the equity of non-controlling interests stated separately. Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 31,220,326 shares of common stock outstanding as of September 30, 2016. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, Texas.

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2016, and for nine month periods ended September 30, 2016 and September 30, 2015, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of Victory and Aurora as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been included.

Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other interim period during such year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 8, 2016.

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

The non-controlling interest in Aurora is held by Navitus, a Texas general partnership. As of September 30, 2016, $7,104,912 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora, with losses attributable to non-controlling interests of $12,033 and $62,353 for the three months ended September 30, 2016 and 2015, respectively, and $95,229 and $287,278 for the nine months ended September 30, 2016, and

2015, respectively. As of December 31, 2015, $5,828,141 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora.

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

The Company recorded impairment expense of $0 and $3,152 for the three months ended September 30, 2016 and 2015, respectively, and $0 and $309,539 for the nine months ended September 30, 2016 and 2015, respectively.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets at September 30, 2016 and December 31, 2015. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

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

The Company recognized stock-based compensation expense from stock awards granted to directors, officers, and employees for services of $14,662 and $72,071for the three months ended September 30, 2016 and 2015, respectively, and $362,983 and $411,527 for the nine months ended September 30, 2016 and 2015, respectively.

The Company also recognized stock-based general and administrative expense of $0 and $25,704 and $0 and $169,210 from restricted stock and stock options issued to consultants for the three and nine months ended September 30, 2016 and 2015, respectively.

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

Going Concern:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, the Company has incurred a net loss of $195,516 and $882,609 for the three months ended September 30, 2016 and 2015, respectively and net losses of $1,180,617 and $3,676,640 for the nine months ended September 30, 2016 and 2015, respectively.

Our total cash and cash equivalents were $5,879 at September 30, 2016. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. We generally have not had enough cash or sources of capital to pay our accounts payable and expenses as they arise. We will be required to raise substantial additional capital to meet our existing payment obligations and to expand our operations.
The Company has invested $18,442 and $529,974, respectively, in leases, and drilling and completion costs, for the nine months ended September 30, 2016 and 2015, respectively.

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

Note 2 - Acquisitions

During February of 2015, Victory entered into a letter of intent ("LOI") and subsequently into (a) the Pre-Merger Collaboration Agreement (the “Collaboration Agreement”) with Lucas Energy Inc. (“Lucas”), Navitus and AEP Assets, LLC ("AEP"), a wholly-owned subsidiary of Aurora; and (b) the Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) with Lucas. During March of 2015 the parties entered into Amendment No. 1 to the Pre-Merger Collaboration which amendments affected thereby are included in the discussion of the Collaboration Agreement below. Payments of $195,928 and $317,027 were made by Aurora, on behalf of Victory, to Earthstone Energy/Oak Valley Resources and Penn Virginia, respectively, for costs related to the two Earthstone Energy/ Oak Valley Resources and the five Penn Virginia operated Eagle Ford wells, respectively.

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

Subsequent to March 31, 2015, the Company terminated the LOI and notified Lucas pursuant to the Loan Agreement, that it would not extend any further credit to Lucas under the Loan Agreement. Merger related direct costs, as well as cost related to reserving amounts receivable on advances made under the Collaboration Agreement totaled approximately $1,326,850 and are included in General and Administrative expense for the nine-month period ended September 30, 2015. There were zero associated costs incurred during the nine-month period ended September 30, 2016.

Further, the Company entered into (1) a Settlement Agreement and Mutual Release (the “Lucas Settlement Agreement”) with Lucas, (2) a Settlement Agreement and Mutual Release (the “Rogers Settlement Agreement”) with Louise H. Rogers, (“Rogers”), and (3) a Compromise Settlement Agreement and Mutual General Release, effective as of September 25, 2015 (the “Earthstone Settlement Agreement”, and, together with the Lucas Settlement Agreement and the Rogers Settlement Agreement, the “Settlement Agreements”) with Earthstone Operating, LLC, Earthstone Energy, Inc., Oak Valley Resources, LLC, Oak Valley Operating LLC and Sabine River Energy, LLC (collectively, “Earthstone”), Lucas, AEP, and Aurora.

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

Rogers Settlement and Amended Rogers Settlement Agreements

The Company and Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Collaboration Agreement, (ii) that the Company would pay Rogers, on or before July 15, 2015, $258,125, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $258,125 is made by the Company to the Rogers. Failure of the Company to make the payment of $258,125 on or before July 15, 2015, would result in the Company being in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. The Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement and as a result the additional Penn Virginia Property was returned to Lucas in September 2015. The full amount due under the Roger’s obligation including accrued interest at September 30, 2016 totals $335,795 and is included in accrued liabilities on the consolidated balance sheet.

Earthstone Settlement Agreement

The Company assigned to Earthstone certain oil and gas interests in the wells which were previously transferred to the Company by Lucas in February 2015. The Company and Earthstone agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the effective date of the Earthstone Settlement Agreement, whether known or unknown, except in connection with the breach, enforcement or interpretation of the Earthstone Settlement Agreement. Lucas and Earthstone similarly agreed to release each other from such claims pursuant to the terms of the Earthstone Settlement Agreement. The Company charged $195,928 related to the Earthstone Settlement Agreement to general and administrative expenses as a cost of the merger termination during the nine-month period ended September 30, 2015.

Note 3 – Oil and natural gas properties, net of accumulated impairment (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	September 30, 2016	December 31, 2015
Proved property	$9,695,367	$9,940,660
Unproved property	$1,375,940	$1,375,940
Total oil and natural gas properties, at cost	$11,071,307	$11,316,600
Less: accumulated impairment	$(8,283,321)	$(8,283,321)
Oil and natural gas properties, net of impairment	$2,787,986	$3,033,279
Less: accumulated depletion	(2,142,806)	(2,274,188)
Oil and natural gas properties, net	$645,180	$759,091

Depletion, depreciation, amortization and accretion expense for the three months ended September 30, 2016 and 2015 was $32,729 and $84,423, respectively, and $109,016 and $335,437 for the nine months ended September 30, 2016, and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded impairment losses of $0 and $309,539, respectively.

During April 2016, as part of the legal settlement of the Trilogy suit, the Company assigned its interest in seven wells. Additionally, the Company sold its interest in the Morgan #1 well. As a result, a gain was recorded in the amount of $64,824. No additional gain was recognized as of September 30, 2016.

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability as of and for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015.

	September 30, 2016	December 31, 2015
Asset retirement obligation at beginning of period	$109,171	$44,214
Liabilities incurred on properties acquired and developed	—	2,506
Revisions to previous estimates	—	60,832
Liabilities on properties sold or settled	(27,850)	(3,721)
Accretion expense	2,129	5,340
Asset retirement obligation at end of period	$83,450	$109,171

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

As of December 31, 2015 and September 30, 2016, the Company was out of compliance with the Current Ratio and with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and continued high general and administrative expenses. Therefore, the Company is in technical default of the Credit Agreement and related agreements. The Company has not yet been advised by the Lender of any additional actions the Lender plans to take.

Amortization of debt financing costs on this debt was $30,617 and $30,617 for the nine months ended September 30, 2016 and 2015, respectively. Interest expense was $33,633 and $32,730 for the nine months ended September 30, 2016, and 2015, respectively.

Note 6 – Related Party Transactions

During the nine months ended September 30, 2016, we incurred a total of $217,706 in legal fees with The McCall Firm. David McCall, our general counsel and a director, is a partner in The McCall Firm. The fees are attributable to litigation involving the Company’s oil and natural gas operations in Texas. As of September 30, 2016, the Company owed The McCall Firm $443,176 for these professional services.

During the nine months ended September 30, 2016, a member of management made a $3,984 temporary advance to the Company, and temporary capital advances totaling $130,000 had been made by Navitus Energy Group Partnership. All the above amounts are recorded in Accrued Liabilities - related parties.

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

During the nine months ended September 30, 2016 and in consideration of capital contributions by Aurora of $1,372,000 pursuant to the capital contribution agreement with Aurora, the Company issued 1,372,000 warrants to Navitus with an exercise price ranging from $0.13 - $0.21.

The warrants vest immediately and the Company valued the common stock warrants using the Black Scholes Option Pricing Model. The values for the three month periods ended September 30, 2016 and 2015, were $57,618 and $68,507, respectively, and were $211,992 and $492,487 for the nine month periods ended September 30, 2016 and 2015, respectively.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April 15, 2016. This amount is included in Accrued Liabilities on the balance sheet as of September 30, 2016.

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

This is a lawsuit filed on or about January 19, 2010, by James Capital Energy, LLC and Victory Energy Corporation against numerous parties for fraud, fraudulent inducement, negligent misrepresentation, breach of contract, breach of fiduciary duty, trespass, conversion and a few other related causes of action. This lawsuit stems from an investment Victory made involving the purchase of six wells on the Adams Baggett Ranch with the right of first refusal on option acreage.

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

Victory believes it will be victorious against all the remaining Defendants in this case.

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

The Court placed this case on the Dismissal Docket asking any party to show cause as to why it should maintain this case on the docket on July 8, 2016. No party came forward stating why the case should be maintained and the Court entered an Order of Dismissal on August 9, 2016.
Cause No. 2015-05280; TELA Garwood Limited, LP. v. Aurora Energy Partners, Victory Energy Corporation, Kenneth Hill, David McCall, Robert Miranda, Robert Grenley, Ronald Zamber, and Patrick Barry; In the 164th District Court of Harris County, Texas.

This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleges breach of contract, fraud, fraudulent inducement, and conspiracy related to a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133.  A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing never took place.  Aurora and Victory have filed an answer and counterclaim in this case. Both parties filed opposing motions for summary judgment which were heard on April 14, 2016. The Court granted Aurora’s partial motion for summary judgment dismissing claims against Aurora/Victory’s officers and directors, including Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry and Fred Smith.  The Court denied the remaining summary judgment issues of both parties.  On June 2, 2016 Aurora/Victory filed a second Motion for Partial Summary Judgment on some discrete contract interpretation issues.  The Court has set this motion for hearing on September 2, 2016 which was subsequently denied. Both parties have filed their expert designations and TELA has made a jury demand.  Trial is set for February 27, 2017.

Note 9 - Subsequent Events

During the period of October 1, 2016 through November 14, 2016, additional capital contributions from noncontrolling interest of $350,000 were received. This resulted in the issuance of an additional 350,000 warrants to purchase common stock of Victory.

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

General Overview

We are an independent growth-oriented oil and gas exploration and production company based in Austin, Texas, with additional resources located in Midland, Texas. We have historically been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of South Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics, however we will also pursue opportunistic acquisitions in other areas of the country. Our current asset portfolio includes both vertical and horizontal wells in prominent formations such as the Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. We are focused on creating shareholder value by growing conventional oil and liquids-rich natural gas reserves and cash-flow via continued low-risk vertical well development on existing properties, as well as through the acquisition of new economically strong producing properties. This focus on returns is achieved by targeting predictable conventional and resources plays that provide favorable operating environments and lifting costs.

We have carefully assembled a management team with more than 130 years of combined direct and relevant oil and gas experience, who also hold extensive industry relationships to help grow the company. We also utilize a team of third-party professionals on an as-needed basis. This team includes geologists for prospect evaluation and assessment and reservoir engineering resources for the analysis of current and new properties. Reserve reporting is performed by a third-party engineer located in Midland, Texas. Each independent operator utilized by the Company also has their own array of experts tailored for the specific formations and well completion techniques of each property that we hold an interest in. We strategically utilize both internal capabilities and industry relationships to acquire non-operated, high-grade working interest positions in predictable, low-to-moderate risk oil and gas prospects. To help us grow and lower field level operating expenses, we also plan to build-out an internal operating team in the near-future.

At the end of September 30, 2016, we held a working interest in 30 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas and the Eagle Ford area of south Texas.

Moving forward, we plan to utilize all available capital sources to complete strategic acquisition targets that hold proved producing assets and future proven undeveloped drilling locations, with competitive economics in today's market. Although we are currently a non-operator, we do anticipate building-out internal operating capabilities in 2017. As has been previously disclosed, we are actively reviewing prospects for acquisition.

Our Relationship with Aurora Energy Partners

We are the managing partner of Aurora Energy Partners, a Texas general partnership, which we refer to as Aurora, and we hold a 50% partnership interest in Aurora. Aurora is a consolidated subsidiary with Victory Energy Corporation for financial statement purposes. The Second Amended Partnership Agreement of Aurora, which we refer to as the Aurora Partnership Agreement, gives us control of Aurora. Article XI of the Aurora Partnership Agreement cannot be modified without the approval of all (100%) of the partners of Aurora, therefore we cannot be removed as a managing member of Aurora without our consent regardless of the partnership interest held by the other partners of Aurora. Accordingly, consolidation is appropriate for all reporting periods. We currently conduct all of our oil and natural gas operations through, and hold some of our oil and natural gas assets through, Aurora. Aurora is the record title holder to substantially all of the oil and natural gas properties, wells and reserves referred to in this quarterly report. Through our partnership interest in Aurora, we are the beneficial owner of 50% of the oil and gas properties, wells and reserves held of record by Aurora.

Going Concern

As presented in the consolidated financial statements, we have incurred a net loss of $195,516 and $882,609 during the three months ended September 30, 2016 and 2015, respectively, and net losses of $1,180,617 and $3,676,640 during the nine months ended September 30, 2016 and 2015, respectively and losses are expected to continue in the near term. The accumulated deficit at September 30, 2016 was $45,469,743. We have been funding our operations from contributions made by Aurora, the Aurora bank credit facility, and advances from affiliated parties. Management anticipates that significant additional capital expenditures will be necessary to develop our oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

Growth-in-business related general expenses

As part of our stated growth through acquisitions and development business plan, the Company incurred costs associated with one key acquisition, during the quarter ended September 30, 2016. Among other things, these additional general and administrative expenses include legal, and geological analysis costs associated with title examination of properties, contractual purchase and sale agreements and third party reservoir engineering and geologic assessments for reserve calculations. Additionally, as part of Aurora’s credit facility agreement, we also pay related legal expenses for property review and assessment. All of these expenses help us protect the assets of our company and secure bank funding. These specific expenses are not quarterly recurring per se, however they will occur again when additional opportunities to increase reserves and future development opportunities present themselves. These expenses were significant, but enabled these key business growth transactions to be prudently managed. We estimate the acquisition related costs to be significant as we continue the execution of our strategy.

We have incurred significant costs to structure and manage our debt facility and will continue to incur such costs as our asset base allows prudent borrowing against our proved reserves. These costs can fluctuate as debt instruments are ended, modified and replaced with new creditor entities.

We have incurred non-recurring costs associated with investor and public relations which are critical to operate and expand in the public company arena. These include our engagement of an SEC registered ibroker-dealer that is a member of the Financial Industry Regulatory Authority as our Designated Advisor for Disclosure, or DAD, in connection with the change of our trading platform or market from OTCQB to the OTCQX. We believe that this change of markets to the OTCQX is a stepping stone for us to achieve our ultimate goal of becoming listed on a national securities exchange.. Additionally, we engaged an investor relations and corporate communications firm to help improve investor communications, capital markets development and awareness.

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

Volume and Price Trends

The following tables summarize the volumes and prices realized by the Company for the three and nine month periods ended September 30, 2016, compared to the three and nine months period ended September 30, 2015.

Overall Barrel of Oil Equivalent or BOE production decreased 49% and 47%, for the three and nine month periods ended September 30, 2016. The decline in BOE production is largely associated with the natural decline of the wells primarily in the Adams Baggett Ranch.

	For the Three Months Ended September 30,			For the nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Period Production
Oil (Bbl)	1,501	2,940	(49)%	5,363	9,950	(46)%
Gas (Mcf)	4,884	9,623	(49)%	16,762	32,581	(49)%
BOE	2,315	4,544	(49)%	8,156	15,380	(47)%
Daily Production
Oil (Bbl/d)	16	32	(50)%	20	36	(46)%
Gas (Mcf/d)	53	105	(50)%	61	119	(49)%
BOE/d	25	49	(49)%	30	56	(47)%

During the three and nine month periods ended September 30, 2016 and 2015, the price per barrel realized by the Company decreased from $44.94 to $35.82 or 20% and from $47.86 to $33.03 or 31%, respectively. For the three months ended September 30, 2016 the price per Mcf realized by the Company increased from $2.11 to $3.95 or 87%, and for the nine months ended September 30, 2016 the price per Mcf realized by the Company increased from $2.28 to $2.45 or 7%.

	For the Three Months Ended September 30,			For the nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Realized Prices
Oil ($/bbl)	$35.82	$44.94	(20)%	$33.03	$47.86	(31)%
Gas ($/Mcf)	3.95	2.11	87%	2.45	2.28	7%
Value per BOE	$31.57	$33.55	(6)%	$26.76	$35.80	(25)%

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30			For the nine Months Ended September 30
	Oil	Gas	Total	Oil	Gas	Total

2015 Sales	$132,119	$20,329	$152,448	$476,234	$74,413	$550,647
Change due to Volumes	(64,683)	(10,011)	(74,694)	(219,564)	(36,129)	(255,693)
Change due to Prices	(13,679)	8,990	(4,689)	(79,519)	2,808	(76,711)
2016 Sales	$53,757	$19,308	$73,065	$177,151	$41,092	$218,243

The Company’s oil and gas revenue fluctuations are directly related to the volumes produced and the commodity prices paid over the respective periods presented.

Oil and gas sales decreased $74,694 and $255,693 due to volumes in the three and nine month period ended September 30, 2016, respectively. The decrease was primarily driven by lower gas production due to the natural decline of the assets.

Oil and gas sales decreased $4,689 and $76,711 due to prices in the three and nine month period ended September 30, 2016, respectively, primarily as a result of lower market prices for oil.

Public Company Expenses

We incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including but not limited to, increased scope of operations as we evaluate potential acquisitions, corporate structure planning, implementation of stock based compensation programs to attract and retain talent, periodic public reporting to shareholders, tax consulting, independent auditor fees, legal fees, investor relations activities, registrar and transfer fees, director and officer liability insurance, and director compensation. In some cases, our small reporting company status will make key acquisitions and divestitures fall into “significant” status. This requires the Company to perform a series of financial accounting and reporting processes and filings. As we grow, these transactions will become a smaller part of our overall size, and may no longer be required.

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 were as follows:

	(Unaudited)
	Three Months Ended September 30,			Percentage
	2016	2015	Change	Change
Revenues
Oil and gas sales	$73,065	$152,448	$(79,383)	(52)%
Total revenues	73,065	152,448	(79,383)
Operating Expenses:
Lease operating costs	20,585	37,279	(16,694)	(45)%
Exploration and dry hole costs	—	(5,611)	5,611	(100)%
Production taxes	4,097	7,178	(3,081)	(43)%
General and administrative	190,675	941,822	(751,147)	(80)%
Impairment of oil and natural gas properties	—	3,152	(3,152)	(100)%
Depreciation, depletion, amortization and accretion	32,729	84,423	(51,694)	(61)%
Total operating expenses	248,086	1,068,243	(820,157)
Loss from operations	(175,021)	(915,795)	740,774
Other Income (Expense):
Management fee income	772	3,053	(2,281)	(75)%
Interest expense	(33,300)	(32,220)	(1,080)	3%
Total other income and expense	(32,528)	(29,167)	(3,361)
Loss before Tax Benefit	(207,549)	(944,962)	737,413
Tax benefit	—	—
Net loss	(207,549)	(944,962)	737,413
Less: Net income (loss) attributable to non-controlling interest	(12,033)	(62,353)	50,320	(81)%
Net Loss Attributable To Victory Energy Corporation	$(195,516)	$(882,609)	$687,093	78%

Revenues: Our revenues decreased $79,383 or 52% to $73,065 for the three months ended September 30, 2016 from $152,448 for the three months ended September 30, 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during September 30, 2016, as well as with the decline in oil and natural gas commodity prices received by the Company for the respective periods.

Lease Operating Costs: Lease operating expenses decreased $16,694 to $20,585 or 45% from $37,279 for the three months ended September 30, 2016. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during September 30, 2016.

Production Taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased $3,081 or 43% to $4,097 for the three months ended September 30, 2016 from $7,178 for the three months ended September 30, 2015. The decline in production taxes is associated lower oil and gas revenues.

General and Administrative Expense: General and administrative expenses decreased $751,147 or 80% to $190,675 for the three months ended September 30, 2016 from $941,822 for the three months ended September 30, 2015. The decrease is primarily due to merger and merger termination costs, as well as significant litigation and stock compensation expenses that were incurred in the prior year that are not recurring in 2016.

Impairment of Oil and Natural Gas Properties: Asset impairments decreased $3,152 or (100)% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease is the result of the Company’s impairment of oil and gas properties associated with costs related to a 2015 acquisition disputed well.

Depletion, Depreciation, Amortization, and Accretion: Depletion, depreciation, amortization,and accretion decreased $51,694 or 61% to $32,729 for the three months ended September 30, 2016 from $84,423 for the three months ended September 30, 2015. The decrease is primarily due to lower production volumes and proved reserve revisions that occurred in the fourth quarter of 2015 as a result of lower sustained commodity prices.

Management Fee Income: Management fee income decreased $2,281 or 75% to $772 for the three months ended September 30, 2016. This decline resulted from lower management fee billings to the Navitus Energy Group.

Interest Expense: Interest expense increased $1,080 for the three months ended September 30, 2016 from $32,220 of interest income for the three months ended September 30, 2015. This is primarily due to accrued interest expense related to amounts owed with the Rogers Settlement.

Income Taxes: There is no provision for income tax expenses recorded for either the three months ended September 30, 2016 or for the three months ended September 30, 2015 due to the expected net operating losses, which we refer to as NOL, of both years.

Nine Months Ended September 30, 2016 compared to the nine Months Ended September 30, 2015

	(Unaudited)
	Nine Months Ended September 30,			Percentage Change
	2016	2015	Change	Inc (Dec)
Revenues
Oil and gas sales	218,243	550,647	$(332,404)	(60)%
Gain on settlement and sale of oil and gas properties	64,824	—	64,824	100%
Total revenues	283,067	550,647	(267,580)	(49)%
Operating Expenses:
Lease operating costs	83,712	114,296	(30,584)	(27)%
Exploration and dry hole costs	—	(5,611)	5,611	(100)%
Production taxes	11,152	26,719	(15,567)	(58)%
General and administrative	1,258,833	3,657,016	(2,398,183)	(66)%
Impairment of oil and natural gas properties	—	309,539	(309,539)	(100)%
Depreciation, depletion, amortization and accretion	109,016	335,437	(226,421)	(68)%
Total operating expenses	1,462,713	4,440,887	(2,978,174)	(67)%
Loss from operations	(1,179,646)	(3,890,240)	2,710,594	(70)%
Other Income (Expense):
Management fee income	3,413	5,728	(2,315)	(40)%
Interest expense	(99,613)	(79,406)	(20,207)	25%
Total other income and expense	(96,200)	(73,678)	(22,522)	31%
Loss before Tax Benefit	(1,275,846)	(3,963,918)	2,688,072
Tax benefit	—	—	—
Net loss	(1,275,846)	(3,963,918)	2,688,072
Less: Net income (loss) attributable to non-controlling interest	(95,229)	(287,278)	192,049	(67)%
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(1,180,617)	$(3,676,640)	$2,496,023	(68)%

Revenues: Our revenues decreased $332,404 or 60% to $218,243 for the nine months ended September 30, 2016 from $550,647 for the nine months ended September 30, 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during September 30, 2016, as well as lower realized oil prices received by the Company for the respective periods.

Lease Operating Expense: Lease operating expenses decreased $30,584 to $83,712 or 27% for the nine months ended September 30, 2016 from $114,296 for the nine months ended 2015. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company during September 30, 2016, as well as lower operating costs of the new property portfolio in 2015.

Production Taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased 15,567 or 58% to $11,152 for the nine months ended September 30, 2016 from $26,719 for the nine months ended September 30, 2015. The decline in production taxes is associated lower oil and gas revenues.

Exploration and Abandonment Expense: Exploration expense decreased $5,611 or 100% to $0 from $5,611 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in exploration expense is primarily the result of a decline in geological and geophysical (G&G) costs associated with the services related to acquisition and divestiture work, as well as a credit for settled asset retirement obligation.

General and Administrative Expense: General and administrative expenses decreased $2,398,183 or 66% to $1,258,833 for the nine months ended September 30, 2016 from $3,657,016 for the nine months ended September 30, 2015. The decrease is primarily due to merger and merger termination costs, as well as significant litigation and stock compensation expenses that were incurred in the prior year that are not recurring in 2016.

Impairment of Assets: Asset impairments decreased $309,539 or 100% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease is the result of the Company’s impairment of oil and gas properties associated with costs related to a 2015 acquisition disputed well.

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization decreased $226,421 or 68% to $109,016 for the nine months ended September 30, 2016 from $335,437 for the nine months ended September 30, 2015. The decrease is primarily due to lower production volumes and proved reserve revisions that occurred in the fourth quarter of 2015 as a result of lower sustained commodity prices.

Management Fee Income: Management fee income decreased $2,315 or 40% to $3,413 for the nine months ended September 30, 2016. Victory charges a 2% management fee to Navitus Energy Group, a 50% partner of Aurora, on gross revenues which are attributable to Aurora.

Interest Expense: Amortization of debt financing costs and interest expense increased $20,207 for the nine months ended September 30, 2016 from $79,406 of interest income (net) for the nine months ended September 30, 2015. This is primarily due to accrued interest expense related to amounts owed with the Rogers Settlement.

Gain on Settlement and Sale of Oil and Natural Gas Properties: The $64,824 increase in the gain on settlement and sale of oil and natural gas properties is due the conveyance of seven wells to the operator as part of a legal settlement as well as the sale of working interests in one well. No properties were sold or legally settled for the nine months ended September 30, 2015.

Income Taxes: There is no provision for income tax recorded for either the nine months ended September 30, 2016 or for the nine months ended September 30, 2015 due to the net operating loss carry forwards (“NOLs”) up through the period ending September 30, 2016. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2016 as compared to December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015

Cash	$5,879	$2,384
Total current assets	$187,739	$180,392
Total assets	$866,968	$1,008,997
Total current liabilities	$3,388,633	$3,635,248
Total liabilities	$3,419,762	$3,730,016

At September 30, 2016, the Company had a working capital deficit of $3,200,894 compared to a working capital deficit of $3,454,856 at December 31, 2015. Current liabilities decreased to $3,388,633 at September 30, 2016 from $3,635,248 at December 31, 2015 primarily due to Aurora assigning Trilogy all of its interests in the seven wells and related oil and gas leases as of May 2, 2016. In conjunction with this event, the related accounts payable were also released.

Net cash used in operating activities for the nine months ended September 30, 2016 was $1,350,357 after the net loss of $1,275,846 was decreased by $146,880 in non-cash charges and offset by $221,391 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the nine months ended September 30, 2015 of $1,901,001 after the net loss for that period of $3,018,956 was decreased by $772,385 in non-cash charges and $599,420 in changes to other operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2016 was $10,148, which was used for acquisitions, leases, drilling, and related costs partially offset by proceeds from the sale of assets. This compares to $529,974 all of which was used for acquisitions, leases, drilling and related costs.

Net cash provided by financing activities for nine months ended September 30, 2016 was $1,364,000 which primarily relates to contributions from Navitus offset by $8,000 of principal payments on the debt financing. This compares to $2,611,000 of contributions from Navitus, offset by $70,000 in payments of bank financing for the nine months ended September 30, 2015.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, or CEO (our principal executive officer, and Chief Financial Officer, or CFO (our principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2016.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. Based on this assessment, our management concluded that our disclosure controls and procedures may not be effective as of September 30, 2016.
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
Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (or deferred in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April, 15, 2016. This amount is included in Accrued Liabilities on the balance sheet as of September 30, 2016.

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

This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleges breach of contract, fraud, fraudulent inducement, and conspiracy related to a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133.  A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing never took place.  Aurora and Victory have filed an answer and counterclaim in this case. Both parties filed opposing motions for summary judgment which were heard on April 14, 2016. The Court granted Aurora’s partial motion for summary judgment dismissing claims against Aurora/Victory’s officers and directors, including Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry and Fred Smith.  The Court denied the remaining summary judgment issues of both parties.  On June 2, 2016 Aurora/Victory filed a second Motion for Partial Summary Judgment on some discrete contract interpretation issues.  The Court has set this motion for hearing on September 2, 2016 which was subsequently denied.  Both parties have filed their expert designations and TELA has made a jury demand.  Trial is set for February 27, 2017.

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
As of September 30, 2016, we had $5,879 of cash, current assets of $187,739, current liabilities of $3,388,633 and a working capital deficit of $3,200,894. Our current liabilities include $1,942,669 of accounts payable and accrued liabilities, some of which are past due, and $301,153 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all. We are currently unable to pay our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the nine months ended September 30, 2016:

During the nine months ended September 30, 2016 we issued warrants to purchase shares of common stock at exercise prices ranging from $0.15 to $0.21 to Navitus in consideration of capital contributions to Aurora of $1,372,000 pursuant to the Company’s capital contribution agreement with Aurora.  The Company issued these warrants from January 1, 2016 through September 30, 2016.

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

VICTORY ENERGY CORPORATION

Date:	November 14, 2016	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director