Form 10-K
period 2016-12-31
VICTORY ENERGY CORP
filed 2017-03-31
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2016 was approximately $2,269,244 based on the closing price of such stock and such date of $0.12.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of March 31, 2017 was 31,220,326.

VICTORY ENERGY CORPORATION
ANNUAL REPORT ON

FORM 10-K
FOR THE YEAR ENDED December 31, 2016

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	continued operating losses;

•	our ability to continue as a going concern;

•	our dependence on external sources of financing to operate our business and meet our debt service obligations;

•	difficulties in raising additional capital;

•	our inability to pay our accounts payable or our expenses as they arise;

•	our inability to meet the required financial covenants of our lender;

•	our inability to pay a preferred return to The Navitus Energy Group for capital contributions to Aurora Energy Partners;

•	challenges in growing our business;

•	the designation of our common stock as a “penny stock” under Securities and Exchange Commission, which we refer to as the SEC, regulations;

•	FINRA requirements that may limit the ability to buy and sell our common stock;

•	illiquidity and price volatility of our common stock;

•	the highly speculative nature of an investment in our common stock;

•	climate change and greenhouse gas regulations;

•	global economic conditions;

•	the substantial amount of capital required by our operations;

•	the volatility of oil and natural gas prices;

•	the high level of risk associated with drilling for and producing oil and natural gas;

•	assumptions associated with reserve estimates;

•	the potential that drilling activities will not yield oil or natural gas in commercial quantities;

•	the potential that exploration, production and acquisitions may not maintain revenue levels in the future;

•
the potential that our acquisition of additional oil and natural gas assets in the Permian Basin and other future acquisitions may yield revenues or production that differ significantly from our projections;

•	expenditure of significant resources on potential acquisitions or other projects that we may fail to consummate;

•	difficulties associated with managing a small and growing enterprise;

•	strong competition from other oil and natural gas companies;

•	the unavailability or high cost of drilling rigs and related equipment;

•	our inability to control properties that we do not operate;

•	our dependence on third parties for the marketing of our crude oil and natural gas production;

•	our dependence on key management personnel and technical experts;

•	our inability to keep pace with technological advancements in our industry;

•	the potential for write-downs in the carrying values of our oil and natural gas properties;

•	our compliance with complex laws governing our business;

•	our failure to comply with environmental laws and regulations;

•	the demand for oil and natural gas and our ability to transport our production;

•	the financial condition of the operators of the properties in which we own an interest;

•	the dilutive effect of additional issuances of our common stock, options or warrants;

•	any impairments of our oil and natural gas properties;

•	the results of pending litigation.

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

Resource play. Refers to an expansive contiguous geographical area with prospective crude oil and/or natural gas reserves that has the potential to be developed uniformly with repeatable commercial success due to advancements in horizontal drilling and completion technologies.

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

PART I
Item 1. Business

The Company

We are an independent, growth-oriented exploration and production company, headquartered in Austin, Texas.

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
Victory is one of two partners in Aurora, which was established in January 2008. The second partner in Aurora is the Navitus Energy Group, which we refer to as Navitus. Navitus is also a Texas general partnership. We work together with Nativus to increase proved reserves and the valuation of Aurora. We plan to eventually consolidate 100% of the ownership of Aurora under Victory and thereafter move to a national securities exchange such as the NYSE or NASDAQ.
Navitus Partners, LLC, a partner in the Navitus general partnership, continues to raise capital for contribution through Navitus to the Aurora partnership, the net proceeds of which will generally be used to fund Aurora's operations, as well as for the potential acquisition and development of targeted oil and gas opportunities. The investors in this offering will receive a 10% preferred return through their indirect interest in the Navitus partnership for five years and one warrant to purchase one share of Victory common stock for every dollar invested and additional benefits. Under the terms of the offering, Navitus has the right to contribute up to $15 million into Aurora and Victory is obligated to match the capital contribution amount of Navitus resulting from the offering. Victory is also required to match previous contributions made by Navitus. Under the agreement, Victory may also raise funds from other sources. Substantially all producing oil and natural gas assets are held in the Aurora partnership during the five year term of the Aurora Partnership Agreement which ends in October 2017.  As of December 31, 2016, Navitus has contributed an aggregate of $9.4 million into Aurora.
Navitus contributed $2,112,000 in cash to Aurora for the year ended December 31, 2016, and $2,917,000 for the year ended December 31, 2015. Distributions to Navitus were deferred for the year ended December 31, 2016, while distributions to Navitus totaled $647,421 for the year ended December 31, 2015.

Operational Overview and Strategy

We are independent growth-oriented oil and gas exploration and production company based in Austin, Texas. We have historically been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of South Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics; however we will also pursue opportunistic acquisition in other areas of the country. Our current asset portfolio includes both vertical and horizontal wells in prominent formations such as Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. We are focused on creating stockholder value by rapidly growing conventional oil and liquids-rich natural gas reserves and cash-flow via continued low-risk vertical well development on existing properties, as well as through the acquisition of new economically strong producing properties. This focus on returns is achieved by targeting predictable conventional and resources plays that provide favorable operating environments and lifting costs.
We have carefully assembled a management team with direct and relevant oil and gas experience, who also hold extensive industry relationships to help grow the Company. Management is supported by a team of third-party professionals on an interim and as-needed basis. This team includes geologists for prospect evaluation and assessment, reservoir engineering resources for the analysis of current and new properties, and a finance executive for accounting, financial reporting and other back-office support. Reserve reporting is performed by a third-party engineer located in Midland, Texas. Each independent operator utilized by the Company also has their own array of experts tailored for the specific formations and well completion techniques of each property in which the Company holds an interest. We strategically utilize both internal capabilities and strategic industry relationships to acquire non-operated, high-grade working interest positions in predictable, low-to-moderate risk oil and gas prospects. To help grow the Company and lower field level operating expenses, we also plan to build-out an internal operating team in the near-future.
As of December 31, 2016, we had 30 gross wells on production. Our portfolio of producing assets now includes the following properties: the Eagle Ford Property, the Fairway property, the Bootleg Canyon Ellenberger Field, the Adams-Baggett Gas Field, the Morgan property, the Uno-Mas property and the Clear Water Wolfberry resource property. Proved commercial accumulations of hydrocarbons now occur in multiple horizons, at depths ranging from 4,700 to 13,100 feet, with the majority of proved reserves being located on properties in the Permian Basin of Texas and New Mexico.
As we continue to evaluate available locations on our current properties and add properties that are accessible to us through our established deal flow pipeline, we anticipate an accelerated pace toward oil-weighted production and the addition of new reserves.  We are concentrating our efforts on attractive acquisitions of proved producing properties with additional development opportunities.
Distribution Methods

Each of our fields that produce oil distributes the oil through one purchaser for each field. There is significant demand for oil and there are several companies in our operating areas that purchase oil from small oil producers.

Each of our fields that produce natural gas distributes all of the natural gas that it produces through one purchaser for each field. We have distribution agreements with these natural gas purchasers that provide us access into a distribution line of a natural gas distribution company. We are paid for our natural gas at either a market price at the beginning of the month or market price at the time of delivery, less any transportation cost charged by the natural gas distribution company.

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

Regulation of Sale and Transportation of Natural Gas and NGL's

The Federal Energy Regulation Commission, or FERC, regulates interstate gas pipeline transportation rates and service conditions under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those statutes. FERC also regulates interstate NGL pipelines under various federal laws and regulations. Although FERC does not regulate oil and gas producers, FERC’s actions are intended to facilitate increased competition within all phases of the oil and gas industry and its regulation of third-party pipelines and facilities could indirectly affect our ability to transport or market our production. To date, FERC’s policies have not materially affected our business or operations.

Regulation of the Sale and Transportation of Oil

Sales of crude oil and condensate are not currently regulated and are made at negotiated prices. Our sales of crude oil are affected by the availability, terms and cost of transportation. Interstate transportation of oil by pipeline is regulated by the FERC pursuant to the Interstate Commerce Act, or ICA, Energy Policy Act of 1992, or EPAct 1992, and the rules and regulations promulgated under those laws. The ICA and its regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products, be just and reasonable and non-discriminatory and that such rates, terms and conditions of service be filed with FERC.
Intrastate oil pipeline transportation rates are also subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. As effective interstate and intrastate rates apply equally to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.
The transportation of oil by truck is also subject to federal, state and local rules and regulations, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the DOT.

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

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act, which we refer to as CERCLA, also known as the “Superfund” law, imposes joint and several liabilities, without regard to fault or the legality of the original conduct of certain persons with respect to the release or threatened release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the site where the release occurred and anyone who and persons that disposed or arranged for the disposal of a hazardous substance to the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, damages to natural resources and the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

Water discharges. The Federal Water Pollution Control Act, which we refer to as the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and other substances generated by our operations, into waters of the United States or state waters. Under these laws, the discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by USEPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The Safe Drinking Water Act, which we refer to as SDWA, and analogous state laws impose requirements relating to underground injection activities. Under these laws, the USEPA and state environmental agencies have adopted regulations relating to permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as prohibitions against the migration of injected fluids into underground sources of drinking water.

Air emissions. The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, USEPA and certain states have developed and continue to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and analogous state laws and regulations.

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

Safe Drinking Water Act. The underground injection of oil and natural gas wastes is regulated by the Underground Injection Control, or UIC Program, authorized by the federal SDWA. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. In Oklahoma, Louisiana, Mississippi and Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to comply with our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits and authorizations.

Moreover, our exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health and the environment, and in response to a congressional directive, the USEPA has commissioned a study to identify potential risks associated with hydraulic fracturing. The USEPA published a progress report on this study in December 2012 and a final report in 2014. Additionally, the BLM proposed to regulate the use of hydraulic fracturing on federal and tribal lands, but following extensive public comment on the proposals, announced it would issue an improved proposal before finalizing new rules. The revised proposal is expected to address disclosure of fluids used in the fracturing process, integrity of well construction, and the management and disposal of wastewater that flows back from the drilling process. Some states now regulate utilization of hydraulic fracturing and others are in the process of developing, or are considering development of, such rules. Depending on the results of the USEPA study and other developments related to the impact of hydraulic fracturing, our drilling activities could be subjected to new or enhanced federal, state and/or local regulatory requirements governing hydraulic fracturing.

Air Emissions. Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. The USEPA has promulgated new rules to address air emissions from the oil and natural gas industry which, among other things, required installation of equipment to capture certain gases released from new or refitted hydraulically fractured natural gas wells by January 1, 2015. Other new rules, many effective in 2012, impose stricter standards on emissions associated with gas production, storage and transport. The proposals would revise New Source Performance Standards for volatile organic compounds and sulfur dioxide, impose controls on toxics emitted at oil and natural gas wells and their associated production facilities, and limit fugitive emissions from the production, storage and transport equipment. In addition, states impose requirements to address emissions from certain production and associated facilities. We have complied and will continue to comply with these regulations as applicable to our operations. Due to the uncertainties surrounding proposed regulations, we are unable to predict the financial impact going forward.

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

Climate Change. According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases, which we refer to as GHG, may be contributing to global warming of the earth's atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the USEPA has adopted regulations under existing provisions of the federal CAA. The EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the CAA, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions, such as power plants or industrial facilities. The motor vehicle rule was finalized in April 2010 and became effective in January 2011, but it does not require immediate reductions in GHG emissions. On August 3, 2015, the EPA issued a final rule to limit GHG emissions from new power plants. The agency simultaneously released a final rule to limit carbon emissions from existing power plants. While these regulations are currently the subject of litigation, including a stay issued by the U.S. Supreme Court, if the regulation ultimately is upheld it could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels such as coal in new plants. The USEPA has also indicated that it will propose new GHG emissions standards for refineries, but we do not know when the agency will issue specific regulations.

We are not subject to GHG reporting requirements under the current regulations. In addition, the USEPA promulgated rules that significantly increase the GHG emission threshold that would identify major stationary sources of GHG subject to CAA permitting programs. As currently written and based on current operations, we are not subject to federal GHG permitting requirements. Regulation of GHG emissions is new and highly controversial, and further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact us. Further, apart from these developments, recent judicial decisions that have not precluded certain state tort claims alleging property damage to proceed against GHG emissions sources may increase our litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

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

Employees

We have two full-time employees as of December 31, 2016. We believe that our relationships with our employees are satisfactory. We utilize the services of independent contractors to perform various daily operational and administrative duties.

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

Item 1A. Risk Factors

Our business is subject to a number of risks including, but not limited to, those described below:

Risks Related to Our Business, Industry, and Strategy

Oil and gas prices are highly volatile and our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of oil and natural gas.

Historically, the markets or oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

•	changes global supply and demand for oil and natural gas;

•	the actions by the Organization of Petroleum Exporting Countries;

•	the price and quantity of imports of foreign oil and natural gas;

•	the acts of war or terrorism;

•	political conditions and events, including embargoes, affecting oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption;

•	the price and availability of alternative fuels; and

•	market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

If oil and gas prices remain depressed for extended periods of time, we may be required to take additional write-downs of the carrying values of our oil and natural gas properties, which could negatively impact the trading value of our securities.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Reform Act, was signed into law which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation required the Commodities Futures Trading Commission, or the CFTC, and the SEC to promulgate rules and regulations implementing the new legislation, which they have done since late 2010. The CFTC has introduced dozens of proposed rules coming out of the Dodd-Frank Reform Act, and has promulgated numerous final rules based on those proposals. The effect of the proposed rules and any additional regulations on our business is not yet entirely clear, but it is increasingly clear that the costs of derivatives-based hedging for commodities will likely increase for all market participants. Of particular concern, the Dodd-Frank Reform Act does not explicitly exempt end users from the requirements to post margin in connection with hedging activities. While several senators have indicated that it was not the intent of the Dodd-Frank Reform Act to require margin from end users, there is no explicit exemption. While rules proposed by the CFTC and federal banking regulators appear to allow for non-cash collateral and certain exemptions from margin for end users, the rules are not final and uncertainty remains. The full range of new Dodd-Frank requirements to be enacted, to the extent applicable to us or our derivatives counterparties, may result in increased costs and cash collateral requirements for the types of derivative instruments we use to mitigate and otherwise manage our financial and commercial risks related to fluctuations in oil and natural gas prices. In addition, final rules were promulgated by the CFTC imposing federally-mandated position limits covering a wide range of derivatives positions, including non-exchange traded bilateral swaps related to commodities including oil and natural gas. These position limit rules were vacated by a Federal court in September 2012, and the CFTC has appealed that decision and could re-promulgate the rules in a manner that addresses the defects identified by the court. If these position limits rules go into effect in the future, they are likely to increase regulatory monitoring and compliance costs for all market participants, even where a given trading entity is not in danger of breaching position limits. These and other regulatory developments stemming from the Dodd-Frank Reform Act, including stringent new reporting requirements for derivatives positions and detailed criteria that must be satisfied to continue to enter into uncleared swap transactions, could have a material impact on our derivatives trading and hedging activities in the form of increased transaction costs and compliance responsibilities. Any of the foregoing consequences could have a material adverse effect on our financial position, results of operations and cash flows.
The borrowing base under our bank credit facility may be reduced below the amount of borrowings outstanding under such facility.

Under the terms of our bank credit facility, our borrowing base is subject to redeterminations at least semi-annually based in part on prevailing oil and gas prices. A negative adjustment could occur if the estimates of future prices used by the bank in calculating the borrowing base are significantly lower than those used in the last redetermination. The next redetermination of our borrowing base is scheduled to occur soon after by August 31, 2017. The lender has not yet completed the current redetermination. In addition, the portion of our borrowing base made available to us is subject to the terms and covenants of the bank credit facility including, without limitation, compliance with the ratios and other financial covenants of such facility. In the event the amount outstanding under our bank credit facility exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell a portion of our assets.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

Our bank credit facility contains a number of significant covenants that, among other things, restrict or limit our ability to:

•	pay dividends or distributions on our capital stock or issue stock;

•	repurchase, redeem or retire our capital stock;

•	make certain loans and investments;

•	sell assets;

•	enter into certain transactions with affiliates;

•	create or assume certain liens on our assets;

•	enter into sale and leaseback transactions; or

•	merge or enter into other business combination transactions.

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

On February 20, 2014, Aurora, as borrower, entered into the Credit Agreement with the Lender. Victory and Navitus guaranteed Aurora's obligations under the Credit Agreement. The initial borrowing base under the Credit Agreement on February 20, 2014 was set at $1,450,000. The borrowing base is determined by the Lender, in its sole discretion, based on customary lending practices, review of the oil and natural gas properties included in the borrowing base, financial review of Aurora, Victory and Navitus and such other factors as may be deemed relevant by the Lender. The borrowing base is re-determined (i) on or about June 30 of each year based on the previous December 31 reserve report prepared by an independent reserve engineer, and (ii) on or about August 31 of each year based on the previous June 30 reserve report prepared by Aurora’s internal reserve engineers or an independent reserve engineer and certified by an officer of Aurora. The Credit Agreement was amended and extended on March 2, 2017. Loans made under the Credit Agreement are secured by (i) a first priority lien in the oil and gas properties of Aurora, Victory and Navitus, and (ii) a first priority security interest in substantially all of the assets of Aurora and its subsidiaries, if any, as well as in 100% of the partnership interests in Aurora held by Victory and Navitus.

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

On August 21, 2015, we executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned Borrowing Base Deficiency payments not yet paid under the April 13, 2015

Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. On August 26, 2015, we paid the Lender $76,081, including $60,000 in the outstanding principle balance and to cover a portion of the deficiency payment, as well as a Forbearance document fee and Lender's legal expenses, as required by the Forbearance Agreement, and the aforementioned Forbearance Agreement went into effect for the $260,000 remaining borrowing base deficiency payment. On August 31, 2015, the Forbearance Agreement terminated pursuant to its terms. We did not make the above payment and have been in continuous contact with its lender regarding our plan of payment of the $260,000 as well as the remaining credit facility balance. We made an additional $50,000 principle payment to the Lender on October 14, 2015 as part of that plan. Total payments to the Lender for principle reduction therefore totaled $120,000 in 2015.

On December 5, 2016, the Company entered into a new Forbearance Agreement to the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender has agreed to forbear from exercising any of its rights and remedies under the Credit Agreement until February 20, 2017 with respect to the historical events of default.
The Forbearance Period was amended and extended on March 2, 2017 and will end on the first to occur of the following: (i) the expiration of the Forbearance Period on August 20, 2017, (ii) a breach by Aurora or any Guarantor of any of the conditions, covenants, representations and/or warranties set forth in the Forbearance Agreement, (iii) the occurrence of any new event of default under the Credit Agreement, (iv) the occurrence or threat of the occurrence of any enforcement action against Aurora or any Guarantor by any of their creditors which, in Lender’s reasonable judgment, would materially interfere with the operation of Aurora’s or the Guarantor’s business or the Lender’s ability to collect on the obligations due under the Credit Agreement, (v) the institution of any bankruptcy proceeding relating to Aurora or any Guarantor, or (vi) the initiation by Aurora or any Guarantor of any judicial, administrative or arbitration proceedings against the Lender. The Lender’s agreement to forbear from exercising its rights and remedies as a result of the Existing Events of Default is subject to and conditioned upon the following: (i) the payment by Aurora to the Lender of at least $39,000 on or before March 31, 2017 and (ii) the delivery by Aurora of such other documents, instruments and certificates as reasonably requested by Lender. The foregoing description of the Forbearance Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Forbearance Agreement. Since the execution of the Forbearance Agreement, the Company has paid the Lender $109,500. The balance owed on the Credit Agreement as of December 31, 2016 was $570,500.
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

Our success is significantly dependent on a successful acquisition, drilling, completion and production program. We may be unable to locate recoverable reserves or operate on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

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

We currently do not and in the future we may not operate all of the properties in which we have working interests. In the event that an operator of our properties experiences financial difficulties, this may negatively impact our ability to receive payments for our share of net production that we are entitled to under our contractual arrangements with such operator. While we seek to minimize such risk by structuring our contractual arrangements to provide for production payments to be made directly to us by first purchasers of the hydrocarbons, there can be no assurances that we can do so in all situations covering our non-operated properties.

Risks Related to Our Common Stock

We continue to incur operating losses and additional losses in the future may adversely affect our business, financial condition and cash flows.

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

The SEC defines and applies “penny stock” regulations to any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers or "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding the value of their primary residence and mortgage debt on their primary residence) or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer verbally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Shares of our common stock are currently quoted on the OTC Markets. The trading price of our common stock has been subject to wide fluctuations and low trading volumes. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

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

Concentration of ownership of management and directors may reduce the control by other stockholders over Victory.
Our executive officers and directors own or exercise full or partial control over 47.9% of our outstanding common stock. Thus, other investors in our common stock may not have much influence on corporate decision-making. In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of our company.
We do not anticipate paying dividends to common stockholders in the foreseeable future, which makes investment in our stock speculative or risky.
We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The board of directors has sole authority to declare dividends payable to our stockholders. The fact that we have not and do not plan to pay dividends indicates that we must use all our funds generated by operations for reinvestment in our operating activities.
Pending litigation may place a financial burden on our resources and the outcome of the litigation may not be favorable to us.

We are or may become party to legal proceedings that are considered to be either ordinary or routine litigation incidental to our business or not material to our financial position or results of operations. We also are or may become party to legal proceedings with the potential to be materially adverse to our financial position or results of operations.

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

Portfolio.

As of December 31, 2016, we had 30 gross and 9 net wells, in production. Our portfolio of producing assets now includes the Eagle Ford property, the Fairway property, the Bootleg Canyon Ellenberger Field, the Adams-Baggett Gas Field, the Chapman Ranch, the Morgan Property, and the Clear Water Wolfberry Resource Play. All of the Company's assets are located in the United States.

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

The Eagle Ford Property, Lavaca and Gonzales County, Texas

In February 2015, as a result of the dissolution of the proposed business combination with Lucas Energy, Inc., which we refer to as Lucas, Victory received wellbore assignments for non-operated working interest in five (5) gross wells, which we refer to as the Penn Virginia Wells, located in the Eagle Ford Field in Gonzales and Lavaca County, Texas. During the quarter ended March 31, 2015, Victory participated in the successful development of these five wells, as operated by Penn Virginia Oil & Gas LP. The properties include the Dingo #1, #2 and #3, in which we received a 3.276% working interest and a 2.457% net revenue interest, and the Platypus Hunter #2 and #3, in which we retain a 1.481% working interest and a 1.114% net revenue interest, respectively. As of December 31, 2016, the Penn Virginia wells were producing approximately 29 net BOEPD, comprised of 83% oil.

As of December 31, 2016, the Eagle Ford Property has 22 MBOE of recoverable reserves, or 49% of the Company's total proved producing reserves.

The Bootleg Canyon Property, Pecos County, Texas

Acquired in 2011, this 4,000+ acre lease is located in Pecos County, Texas. There are now two producing Ellenberger oil wells and one producing Connell gas well on this 3D seismic-controlled property.

During the year ended December 31, 2016, gross production for the two oil wells (University 6 #1 and #2) was just over 35 MBO.

The gas well (University 7 #1) spud on December 23, 2012 and went into completion on March 6, 2013. During the year ended December 31, 2016, gross production was 900 Mcf, or 2.5 Mcf per day.

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

The Bootleg Canyon Property is estimated to hold 8.0 MBOE of reserves, or 7% of the Company's total proved producing reserves.

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

Reserve estimates completed for the year ended December 31, 2016 indicate the Adams-Baggett Property holds 14.1 MBOE of reserves, or 31% of the Company's total proved producing reserves.

Clearwater Wolfberry Resource Play, Howard County, Texas

In April 2011, our Company, through its ownership in Aurora acquired a 1.5% working interest and a 1.125% net revenue interest in 3,186 gross acres known as the Clearwater Property. At the time of the acquisition this property contained two producing wells and a third exploration well was in progress. At year-end 2011, there were three producing oil wells on this property. On February 1, 2012 we assigned approximately 944 gross acres of mineral rights related to the Hamlin 26 and Hamlin 24 tracts to another operator in exchange for an overriding royalty interest proportional to the working interest held by us. In exchange for the assignment, we retained a 0.375% overriding royalty interest in the 944 gross acres. We still own a 1.5% working interest and a 1.125% net revenue interest in the remaining 2,242 acres.

The Clearwater Wolfberry Play is estimated to hold 1 MBOE of reserves, or 2% of the Company's total proved producing reserves.

Developed and Undeveloped Lease Acreage

The following table sets forth certain information regarding developed and undeveloped leasehold acreage held by Aurora as of December 31, 2016. “Developed Acreage” refers to acreage on which wells have been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities. “Undeveloped Acreage” refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities whether or not the acreage contains proved reserves. As detailed below, Victory Energy Corporation only holds wellbore interests in the Eagleford properties, and thus does not hold an acreage position.

		Developed Acreage		Undeveloped Acreage		Total Acreage
	WI %	Gross	Net	Gross	Net	Gross	Net
Adams-Baggett Ranch	100.00%	140.0	140.0	—	—	140.0	140.0
Adams-Baggett Ranch	50.00%	20.0	10.0	—	—	20.0	10.0
Bootleg Prospect	5.00%	480.0	24.0	4,164.7	198.2	4,644.7	222.2
Saddle Butte Prospect	3.00%	—	—	2,560.0	76.8	2,560.0	76.8
The Uno-Mas Property	10.00%	160.0	16.0	160.0	2.0	320.0	18.0
The Morgan Property	3.00%	40.0	1.2	—	—	40.0	1.2
The Chapman Ranch Property	5.00%	80.0	4.0	240.0	12.0	320.0	16.0
The Pinetop Property	4.00%	80.0	3.2	1,120.0	48.0	1,200.0	51.2
The Eagleford Property (1)	3.28%	—	—	—	—	—	—
The Eagleford Property (1)	1.48%	—	—	—	—	—	—
Clearwater Wolfberry	1.50%	160.0	2.4	2,082.0	29.1	2,242.0	31.5
Royalty Interest Acreage	—%	—	—	944.0	3.5	944.0	3.5
Total Acreage		1,160	200.8	11,270.7	369.6	12,430.7	570.4

(1) Only wellbore working interests were conveyed to us in connection with our prior agreements with Lucas.

Internal Controls over Reserve Estimates, Technical Qualifications and Technologies Used

Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance, and for reserves to be prepared by an independent third party reserve engineering firm and reviewed by certain members of senior management, specifically our Chief Executive Officer.

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

The objective of this study, provided on February 21, 2017, was to estimate reserves and value for properties owned by the Company as of December 31, 2016. The reserve study for the year ended December 31, 2016 represents 100% of the proved reserves, and 100% of the Company's pre-tax present value of proved reserves discounted at 10%.

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
Using SEC guidelines in place for 2016, the gas and oil prices for the analysis were set at the average priced received on the “first-day-of-the-month” for the last 12 months, adjusted for appropriate differentials. The “benchmark” prices are $42.75 per barrel and $2.49 per MMBTU, as estimated by Ryder Scott. For each well, or case, the actual monthly prices received during the last 12 months were compared to NYMEX averages prices for the month. For each well a differential to the average was estimated. These differentials were applied to the “benchmark” prices and the resulting values were used for the future cash flow estimates. All prices were held constant per SEC guidelines.
Actual 2016 lease operating costs (LOE) for the properties were furnished for this review. The monthly costs were averaged for each well to determine a $/month per well operating cost. Non-recurring costs were omitted. Per SEC guidelines the operating costs are held constant for the life of the wells.
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

At December 31, 2016, our proved developed reserves accounted for 100% of total reserves, with 59% of the total reserves are attributable to oil, while 41% are attributable to natural gas and other liquids. The following table sets forth our estimated proved oil and natural gas reserves for the 30 wells and the PV-10 of such reserves as of December 31, 2016 and 2015.

Total Estimated Proved Reserves	2016	2015
Proved Developed Reserves
Oil (Mbbl)	26.53	34.40
Gas (Mmcf)	111.77	176.96
Total proved developed reserves (Mboe)	45.16	63.89
Proved Undeveloped Reserves
Oil (Mbbl)	—	7.02
Gas (Mmcf)	—	1.79
Total proved undeveloped reserves (Mboe)	—	7.32
Total Proved Reserves (Mboe)	45.16	71.21
% Oil	58.75%	58.17%
% Proved Developed	100.00%	89.72%
PV- 10 (in thousands)	$472.30	$872.13

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

The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at December 31, 2016 and 2015 for our Company:

	December 31,
	2016	2015
	(In Thousands)
PV-10	$472.3	$872.1
Present value of future income taxes discounted at 10%	—	—
Standardized Measure of discounted future net cash flows	$472.3	$872.1

Estimated Future Net Revenues

The following table sets forth the estimated future net revenues, excluding derivative contracts, from proved reserves, the present value of those net revenues (PV-10) and the standardized measure values at December 31, 2016 and 2015 for our Company:

	December 31,
	2016	2015
	(In Thousands)
Undiscounted future net revenues	$1,273.0	$2,345.9
Present value of net revenues:
Before income tax (PV-10)	472.3	872.1
After income tax (Standardized Measure)	$472.3	$872.1

Productive Wells

Productive wells are producing wells or wells capable of production. This does not include water source wells, water injection wells or water disposal wells. Productive wells do not include any wells in the process of being drilled and completed that are not yet capable of production, but does include old productive wells that are currently shut-in, because they are still capable of production. The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2016 and 2015 for our Company.

In conjunction with a Settlement Agreement and Release executed during the second quarter of 2016 between Trilogy Operation Inc. and Aurora Energy Partners, a total of seven gross producing wells were assigned back to Trilogy.

	December 31,
	2016		2015
	Gross	Net	Gross	Net
Natural Gas	9.0	7.6	11.0	7.8
Oil	21.0	0.8	26.0	1.3
Totals	30.0	8.4	37.0	9.1

Technologies Used in Establishing Proved Reserves in 2016 and 2015

Our proved reserves in 2016 and 2015 were based on estimates generated through the integration of available and appropriate data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

Proved Undeveloped Reserves

At December 31, 2016 the Company had no proved undeveloped reserves. At December 31, 2015, the Company had recorded 7.32 MOE of proved undeveloped reserves related to one prospect (University 6#3). As we are not the operator of this property, the Company cannot predict the ultimate timing of the development of this property. Through periodic discussions with the operator, the Company became aware that there is no specific plan in place to develop this property and no final investment decision has been made. Accordingly, the Company has removed the property from its proved reserves. The Company believes the reserves are economic at current prices and once additional funding becomes available, may seek to formalize the development opportunity.

Oil and Natural Gas Production, Production Prices and Production Costs

The following table sets forth certain information regarding our production volume, and average sales and production costs for the periods indicated for our Company. The Company is subject to any delivery commitments or contracts as related to the production, marketing and sale of oil and gas.

	Years Ended December 31,
	2016	2015	2014
Production:
Oil (Bbls)	6,871	12,152	6,509
Natural gas (Mcf)	30,038	37,419	45,577
BOE	11,877	18,389	14,106
Average sales prices:
Oil (per Bbl)	$33.50	$45.72	$71.16
Natural gas (per Mcf)	$1.90	$2.51	$5.09
BOE	$24.18	$15.62	$49.29
Average production costs
Lease operating expense	$105,245	$159,800	$190,207
Production tax	$14,690	$32,704	$34,867
Per BOE	$10.10	$10.47	$15.96

Drilling and Other Exploratory and Development Activities

The following table sets forth our drilling activity for the periods indicated.

	Years Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Developmental Wells
Productive	—	—	5.0	0.1	—	—
Dry	—	—	—	—	—	—

As of December 31, 2016, the Company was not involved in any oil and gas development activities, including the drilling and completion of wells, waterflood installation, pressure maintenance operations, or any other related activity of material importance.

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
A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April, 15, 2016. The remaining balance of $65,000 as of December 31, 2016 is included in Accounts Payable on the Consolidated Balance Sheet.
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
A Settlement and Forbearance Agreement was entered into on March 22, 2016.
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
The parties entered into a Settlement Agreement and Release on April 26, 2016, effective April 1, 2016 to dismiss the lawsuit with prejudices. The Joint Motion to Dismiss with Prejudice was granted by the court May 2, 2016. In conjunction with the Joint Motion to Dismiss, Aurora assigned Trilogy all its interests in the seven wells and related oil and gas leases.
Cause No. 2015-05280; TELA Garwood Limited, LP. v. Aurora Energy Partners, Victory Energy Corporation, Kenneth Hill, David McCall, Robert Miranda, Robert Grenley, Ronald Zamber, and Patrick Barry; In the 164th District Court of Harris County, Texas.

This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleges breach of contract regarding a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133. A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing never took place. Aurora and Victory filed an answer and counterclaim in this case. Both parties filed opposing motions for summary judgment which were heard on April 14, 2016. The Court granted Aurora's partial motions for summary judgment dismissing claims against Aurora/Victory's officers and directors, including Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry, and Fred Smith. The Court denied the remaining summary judgment issues of both parties. On June 2, 2016 Aurora/Victory filed a second Motion for Partial Summary Judgment on some discrete contract interpretation issues. The Court has set this motion for hearing on September 2, 2016 which was subsequently denied.
On December 9, 2016, Aurora/Victory and TELA entered into a Mutual Release and Settlement Agreement in which Aurora agreed to pay TELA $320,000 (which is recorded in Accrued Payables as of December 31, 2016) and in turn each Party agreed to release the other Party from any matter relating to the PSA, the litigation or any claims that were or could have been brought in the litigation. In accordance with the Mutual Release and Settlement Agreement, Aurora made the full payment on February 1, 2017.
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
Legal Cases Pending
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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Markets under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2016 and 2015. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2016	First Quarter	$0.30	$0.06
	Second Quarter	$0.20	$0.07
	Third Quarter	$0.20	$0.06
	Fourth Quarter	$0.08	$0.04
2015	First Quarter	$0.40	$0.13
	Second Quarter	$0.32	$0.14
	Third Quarter	$0.37	$0.07
	Fourth Quarter	$0.30	$0.11

Holders

On December 31, 2016, the low and high bid prices for our common stock on the OTC Market was $0.07 and $0.05, respectively. On December 31, 2016, there were approximately, 1,416 holders of record of our common stock.

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

Under the terms of Aurora’s Seconded Amended Partnership Agreement, Navitus Partners, LLC, a partner of Navitus Energy Group earns a preferred return distribution of 10% based upon capital contributions to Aurora used by Victory to acquire or develop oil and gas prospects or related enterprises on behalf of Aurora. The preferred return distribution is in addition to and does not reduce any net profits or asset sale proceeds interests. During the years ended December 31, 2016 and 2015, there were no distributions paid by Navitus Energy Group.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2016, we issued warrants to purchase shares of common stock at exercise prices ranging from $0.04 to $0.08 to Navitus in consideration of capital contributions by Aurora as follows:

Period	Investment	Warrants
First quarter ended March 31, 2016	$302,000	302,000
Second quarter ended June 30, 2016	$670,000	670,000
Third quarter ended September 30, 2016	$400,000	400,000
Fourth quarter ended December 31, 2016	$740,000	740,000
Totals	$2,112,000	2,112,000

We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(a) (2) under the Securities Act and/or Rule 506 of Regulation D of the Securities Act. We believe that each investor had adequate access to information about us through the investor’s relationship with us.

Recent transaction

On February 3, 2017, we completed a private placement, pursuant to which Visionary Private Equity Group I, LP purchased a unit comprised of $320,000 principal amount of a 12% unsecured six-month promissory note, and a common stock purchase warrant to purchase 5,203,252 shares of our common stock at an exercise price of $0.0923 per share. The issuance of the note and the warrant were, and upon exercise of the warrant in accordance with its terms, the issuance and sale of common stock issued pursuant to the warrant will be, made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities

We did not purchase any of our own common stock during the year ended December 31, 2016.

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

General Overview

We are an independent growth-oriented oil and gas exploration and production company based in Austin, Texas. The Company has historically been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of South Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics, however we will also pursue opportunistic acquisition in other areas of the country. Our current asset portfolio includes both vertical and horizontal wells in prominent formations such as the Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. We are focused on creating shareholder value by growing conventional oil and liquids-rich natural gas reserves and cash-flow via continued low-risk vertical well development on existing properties, as well as through the acquisition of new economically strong producing properties. This focus on returns is achieved by targeting predictable conventional and resources plays that provide favorable operating environments and lifting costs.

Currently we utilize a team of third-party professionals on an interim as-needed basis to support both the operational and financial aspects of the Company. This team includes geologists for prospect evaluation and assessment, reservoir engineering resources for the analysis of current and new properties and a finance executive for accounting, financial reporting and other back office support. Reserve reporting is performed by a third-party engineer located in Midland, Texas. Each independent operator utilized by the Company also has their own array of experts tailored for the specific formations and well completion techniques of each property the Company holds an interest in. We strategically utilize both internal capabilities and strategic industry relationships to acquire non-operated, high-grade working interest positions in predictable, low-to-moderate risk oil and gas prospects, and are focused on oil and liquids rich gas. To help grow the Company and lower field level operating expenses, we also plan to build-out an internal operating team in the future.

At the end of 2016, we held a working interest in 30 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas and the Eagle Ford area of south Texas.

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

Going Concern

As presented in the consolidated financial statements, the Company has incurred a net loss of $1,906,599 during the twelve months ended December 31, 2016, and losses are expected to continue in the near term. The accumulated deficit at December 31, 2016 was $46,140,750. We have been funding operations from contributions made by Aurora, and the Aurora bank credit facility, and advances from affiliated parties. Management anticipates that significant additional capital expenditures will be necessary to develop our oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

Results of Operations

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Revenues: All of our revenue was derived from the sale of oil and natural gas. Revenues consist of the proceeds of sales, net of royalty, gas transportation deductions, and gains on settlement agreements. Our net revenue decreased $847,093, or 65.8%, for the twelve months ended December 31, 2016, from $1,287,896 for the twelve months ended December 31, 2015. The decrease is primarily the result of the change in prices we receive for the sale of oil and natural gas. The average price per barrel of oil decreased from $45.72 for the twelve months ended December 31, 2015 to $33.50 for the twelve months ended December 31, 2016. Similarly, the average price per Mcf decreased from $2.51 for the twelve months ended December 31, 2015 to $1.90 for the twelve months ended December 31, 2016. The decreases in revenues was also impacted by lower production of oil and gas volumes.

Lease Operating Expenses: Lease operating expenses, which include the operating expenses of obtaining the oil and natural gas, decreased $54,555 or 34% to $105,245 for the twelve months ended December 31, 2016 from $159,800 for the twelve months ended December 31, 2015. The decrease in lease operating expenses reflects the change in the aggregate net working interests held by Aurora in oil and gas producing properties, as well as the lower operating costs of the Eagle Ford area wells.

Production Taxes: Production taxes are charged at the well head for the production of gas and oil. Production taxes decreased $18,014 or 55% to $14,690 for the twelve months ended December 31, 2016. The decrease is reflective of the change in oil and gas revenues year to year.

Exploration and Dry Hole Costs: Dry Hole costs increased $487 or 19% to $3,000 for the twelve months ended December 31, 2016 from $2,513 for the twelve months ended December 31, 2015. The increase in Exploration and Dry Hole Costs is reflective of costs associated with wells in which we hold proportionally lower net working interests.

General and Administrative Expense: General and administrative expenses decreased $2,428,474 or 55% to approximately $1,961,314 for the year ended December 31, 2016 from approximately $4,389,788 for the year ending December 31, 2015. The decrease is primarily associated with professional fees associated with the dissolved business combination transaction with Lucas in 2015, as well as lower share based compensation costs in 2016.

Depletion, Depreciation, and Amortization: Depletion, depreciation, and amortization expenses decreased $502,112 or 79% to $135,009 for the twelve months ended December 31, 2016 from $637,121 for the twelve months ended December 31, 2015. The decrease reflects the lower volume of oil and natural gas produced during 2016, as well as the significant downward reserve revision adjustments taken at December 31, 2015.

Impairment of Oil and Natural Gas Properties: Impairment of oil and natural gas properties decreased $867,048 or 100% to $0 from $867,048 for the twelve months ended December 31, 2016. Impairment charges taken during the year ended December 31, 2015 were reflective of the overall sustained decline in commodity prices and the associated decline in the fair market value of the Company's assets.

Management Fee Income: Management fee income decreased $2,056 or 26% for the twelve months ended December 31, 2016 compared to $8,208 for the twelve months ended December 31, 2015. This decline resulted from lower management fee billings to the Navitus Energy Group associated with lower oil and gas revenues.

Interest Expense: Interest expense increased $21,648 to $134,116 for the twelve months ended December 31, 2016 from $112,468 for the twelve months ended December 31, 2015. The increase is primarily due to a full year's worth of interest on amounts owed under the terms of a legal settlement associated with the Lucas Energy, Inc. merger that was terminated in 2015.

Income Taxes: There is no provision for income tax expenses recorded for either the twelve months ended December 31, 2016 or ended 2015 due to the expected net operating losses, which we refer to as NOL, of both years.

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

Net Loss: Net losses decreased $2,998,919 or 61% to $1,906,599 for the twelve months ended December 31, 2016 from a net loss of $4,905,518 for the twelve months ended December 31, 2015. The net loss attributable to Victory decreased $2,325,676 or 56% to $1,851,624 for the twelve months ended December 31, 2016, after taking into account the loss attributable to non-controlling interest.

During the year ended December 31, 2016, as with the year ended December 31, 2015, we did not generate positive cash flow from on-going operations. As a result, we funded our operations through the private sale of equity and the issuance of our securities in exchange for services, and loans from affiliates.

Liquidity and Capital Resources

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2016 as compared to December 31, 2015, are as follows:

	December 31, 2016	December 31, 2015
Cash	$56,456	$2,384
Total current assets	$110,786	$48,808
Total assets	$885,675	$961,937
Total current liabilities	$3,307,419	$3,588,188
Total liabilities	$3,314,560	$3,682,956

At December 31, 2016, we had a working capital deficit of $3,196,633, compared to a working capital deficit of $3,539,380 at December 31, 2015. Current liabilities decreased to $3,307,419 at December 31, 2016 from $3,588,188 at December 31, 2015 primarily due to the current payable balances associated with the dissolved business combination transaction with Lucas, as well as other costs related to asset acquisition issues. An additional $570,000 is associated with the current portion of long term debt respective to the Texas Capital Bank credit facility.

We had a $1,906,599 net loss, which was increased by $120,481 due to non-cash changes and changes to working capital accounts, resulting in $2,027,080 net cash used by operating activities for the twelve months ended December 31, 2016. This compares to net cash used by operating activities for the twelve months ended December 31, 2015 of $1,738,853 after the net loss for the period of $4,905,518 was decreased by $3,166,665 in non-cash charges and changes to the working capital accounts.

Net cash provided by investing activities, excluding exploration-related charges charged directly to income for the twelve months ended December 31, 2016 was $78,652. This is largely due to proceeds received on sales of undeveloped acreage in the amount of $97,094. This was partially offset by minor development expenditures of $18,442. This compares to $1,058,704 of net cash used by investing activities for the twelve month period ended December 31, 2015 which included, $1,058,704 for the drilling and completion of wells.

Net cash provided by financing activities for the twelve months ended December 31, 2016 was $2,002,500, which includes $2,112,000 of contributions from Navitus and others; offset by $109,500 in principal payments on debt financing. This compares to the $2,797,000 in net cash provided by financing activities during the twelve months ended December 31, 2015, which includes $2,917,000 of contributions from Navitus and $120,000 in principal payments on debt financing.

Recent Transactions

On February 3, 2017, we completed a private placement, pursuant to which Visionary Private Equity Group I, LP purchased a unit comprised of $320,000 principal amount of a 12% unsecured six-month promissory note, and a common stock purchase warrant to purchase 5,203,252 shares of our common stock at an exercise price of $0.0923 per share. The proceeds were used to settle an outstanding litigation relating to the case styled Tela Garwood Limited, LP v. Aurora Energy Partners and Victory Energy Corporation, pursuant to a mutual release and settlement agreement, effective December 9, 2016, by and among the Company and the parties named therein. The issuance of the note and the warrant were, and upon exercise of the warrant in accordance with its terms, the issuance and sale of common stock issued pursuant to the warrant will be, made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business , which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. The Company has elected to early adopt ASU 2017-01 on January 1, 2017 and will apply the new guidance to applicable transactions occurring after that date.

In March 2016, the FASB issued guidance regarding the simplification of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this guidance in the second quarter of 2016 as permitted by the guidance. Adoption of this guidance did not impact our financial statements, except for the simplification in accounting for income taxes using a modified retrospective approach. Upon adoption, we recorded a related deferred tax asset for previously unrecognized excess tax benefits of $37 million. As we consider it more likely than not that the deferred tax asset will not be realized, we recorded a full valuation allowance of $37 million, resulting in no net effect on our consolidated statement of operations. We elected to continue our current policy of estimating forfeitures.

In February 2016, the FASB issued guidance regarding the accounting for leases. The guidance requires recognition of most leases on the balance sheet. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our financial statements.

In January 2016, the FASB issued guidance regarding several broad topics related to the recognition and measurement of financial assets and liabilities. The guidance is effective for interim and annual periods beginning after December 15, 2017. We do not expect this guidance to have a material impact on our financial statements.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, the FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our financial statements.

Summary of Critical Accounting Policies

Consolidation Policy

Our management, in considering accounting policies pertaining to consolidation, has reviewed the relevant authoritative guidance ASC 810. We follow this guidance, in assessing whether the rights of the non-controlling interests should overcome the presumption of consolidation when a majority voting, or controlling interest in its investee “is a matter of judgment that depends on facts and circumstances.” In applying the circumstances and contractual provisions of the Partnership Agreement, management determines that the non-controlling rights do not, individually or in the aggregate, provide for the non-controlling interest to “effectively participate in significant decisions that would be expected to be made in the ordinary course of business.” The rights of the non-controlling interest are protective in nature.

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

Oil and Natural Gas Properties

We account for investments in oil and natural gas properties using the successful efforts method of accounting. Under this method of accounting, only successful exploration drilling costs that directly result in the discovery of proved reserves are capitalized. Unsuccessful exploration drilling costs that do not result in an asset with future economic benefit are expensed. All development costs are capitalized because the purpose of development activities is considered to be building a producing system of wells, and related equipment facilities, rather than searching for oil and natural gas. Items charged to expense generally include geological and geophysical costs. Capitalized costs for producing wells and leasehold costs of proved properties are amortized on a unit-of production basis over the remaining life of proved developed and total proved reserves, respectively.

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

Impairment of Oil and Gas Properties

We review our proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future cash flows of our oil and gas properties and compare such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value are subject to our judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges for proved properties will be recorded.

The assessment of unproved properties to determine any possible impairment requires significant judgment. We assess our unproved properties to determine any possible impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. Due to the uncertainty inherent in these factors, we cannot predict the amount of impairment charges that may be recorded in the future.

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

Accordingly, we have a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015. Upon the attainment of taxable income by our company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

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

Off-Balance Sheet Arrangements

For the years ended December 31, 2016 and 2015, we had no off-balance sheet arrangements that were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

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

Volatility of Natural Gas Prices

As an indication of the dramatic way in which the price of natural gas can change, the following table provides the average price per thousand cubic feet (MCF) of gas which our Company received for the periods indicated:

Three Months Ending	Average Price per MCF
March 31, 2016	$1.95
June 30, 2016	$1.72
September 30, 2016	$3.95
December 31, 2016	$1.83

Volatility of Oil Prices

The following table provides the average price per barrel of oil which we received for the periods indicated:

Three Months Ending	Average Price per Barrel
March 31, 2016	$24.97
June 30, 2016	$42.56
September 30, 2016	$35.82
December 31, 2016	$31.95

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

Pursuant to Rule 13a-15(e) under the Exchange Act, we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, or CEO (our principal executive officer), and Chief Financial Officer, or CFO (our principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2016.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, our management concluded that our disclosure controls and procedures may not be effective as of December 31, 2016 and the reasonable assurance level due to material weaknesses in internal control over financial reporting.
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
Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (or deferred in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the twelve months ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

There are no other events required to be disclosed by this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the names, ages (as of March 24, 2017) and positions held by each of our executive officers, followed by biographies describing the business experience of our executive officers for at least the past five years. Our executive officers serve at the discretion of the board of directors.

Name	Age	Positions Held
Kenneth Hill	52	Director, Chief Executive Officer, President, and Chief Financial Officer
David McCall	67	Director, General Counsel
Robert Grenley	59	Director
Ronald Zamber	56	Director, Board Chairman
Patrick Barry	54	Director, Audit Committee Chairman

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

Since the April 15, 2016 resignation of Fred J. Smith, Mr. Hill has assumed the role of the Chief Financial Officer.

Director Qualifications: Mr. Hill has extensive senior management and venture capital experience across a variety of industries, including oil and gas, for over 25 years.

David McCall – Board Member, Director and General Counsel

Mr. McCall became our General Counsel on June 20, 2011 and a member of our Board of Directors on June 20, 2011. Mr. McCall has over 35 years of experience in the oil and gas industry, and has been a partner in The McCall Firm in Austin, Texas since 1991. Mr. McCall's law practice has centered on the upstream, midstream and downstream activities of major and independent oil companies.

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

Director Qualifications: Mr.McCall has over 35 years of oil and gas industry legal and advisory experience.

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

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs. The directors serve one year terms and until their successors are elected and qualified.

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

Our Board of Directors set schedules to meet throughout the year and also can hold special meetings and act by written consent under certain circumstances. Our Board of Directors met 4 times during the year ended December 31, 2016.

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

We maintain Directors and Officers Insurance on behalf of our directors and officers.

Stockholder Communications

Any stockholder of our Company wishing to communicate to the Board of Directors may do so by sending written communication to the Board of Directors to the attention of Mr. Kenneth Hill, Chief Executive Officer, at our principal executive offices. The Board of Directors will consider any such written communication at its next regularly scheduled meeting.

Section 16(a) Beneficial Ownership Reporting Compliance:

Under the securities laws of the United States, our directors, its executive officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission, or SEC. Specific due dates for these reports have been established by rules adopted by the SEC and we are required to report in this Annual Report on Form 10-K any failure to file by those deadlines.

Based solely upon a review of Forms 3, 4, and 5, and amendments to these forms furnished to us, except as provided below, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2016 fiscal year.

To the best of our knowledge, the number of late reports for Ron Zamber was 1.

Code of Ethics

As of December 31, 2016, our Board of Directors consists of 5 members and it is anticipated that the Board of Directors will not expand to include any additional members.

We do not have any "independent directors" as that term is defined under independence standards used by any national securities exchange or an inter-dealer quotation system. The Board of Directors has not established any committees, and accordingly, the board of directors serves as the audit, compensation, and nomination committees.

We have not adopted a code of ethics that applies to our our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions during the year ended December 31, 2016, because of the small number of persons involved in the management of our Company.

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned during the last two fiscal years by our Chief Executive Officer and Chief Financial Officer, which we refer to as the Named Executive Officers. No other executive officers received total compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Warrant/Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kenneth Hill - President and Chief Executive Officer (3)	2016	229,167	—	—	—	—	—	229,167
Kenneth Hill - President and Chief Executive Officer (3)	2015	215,625	—	121,850	100,050	—	—	437,525
Fred J. Smith, Jr. - Chief Financial Officer (2)	2016	60,000	—	—	—	—	—	60,000
Fred J. Smith, Jr. - Chief Financial Officer (2)	2015	172,500	—	—	—	—	—	172,500

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

(2)
The annual salary for Fred J. Smith, Jr. is $180,000 per year. However, as of December 31, 2016, Mr. Smith had only received $60,000 of the $180,000 annual salary due to his resignation form the COmpany, effective April 15, 2016. The effective date of his employment was June 2, 2014.

(3)
The annual salary for Kenneth Hill is $220,000 per year. As of December 31, 2016, Mr. Hill had received $220,000 of the $220,000 annual salary plus $9,167 of the remainder of his December 31, 2015 annual salary of $220,000. The effective date of this salary is April 1, 2014.

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

The following details the terms of the employment agreements:

On May 27, 2014, we entered into an employment agreement with Fred J. Smith, Jr., wherein Mr. Smith, agreed to serve as the Chief Financial Officer of our Company. The term of the employment agreement began on June 2, 2014, and ended upon his resignation effective April 15, 2016. Mr. Smith, Jr. received a base annual salary of $180,000 per year and he participated in our employee benefit plans made available to our executive officers generally. On June 3, 2015 the employment agreement was amended to revise certain responsibilities and allow Mr. Smith to relocate to Louisiana. In addition, the remaining of stock options awarded Mr. Smith under the Company's Long Term Incentive Plan when hired fully vested upon his last day of employment, and Mr. Smith's medical health insurance will continued to be paid by the Company for a minimum of 60 days-notice upon hiring of a replacement CFO.

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

On June 2, 2014, Mr. Smith was granted a Nonstatutory Stock Option covering 150,000 shares of our common stock under the Incentive Plan. The option granted to Mr. Smith have a price of $.30 and vest over a 3-year period on each anniversary of the date of grant with 100% vesting accelerated for certain events such as a change in control of our Company. Mr. Smith's 150,000 stock options were forfeited effective August 15, 2016 upon his resignation.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding awards held by the Named Executive Officers as of December 31, 2016.

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

Director Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to each person who served as a director during the year ended December 31, 2016, other than a director who also served as a named executive officer. Our directors who are not executive officers do receive any cash compensation for serving on our Board. We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Each director is paid for his or her director services in the form of stock awards granted quarterly for each quarter of service. These stock awards and vest immediately, at fair market value, upon date of issuance.

	Fees Earned or Paid in Cash	Stock Awards	Warrant/Option Awards	Total
Name	($)	($)(1)	($)(1)	($)
Ronald Zamber	—	—	—	—
David McCall	—	—	—	—
Robert Grenley	—	—	—	—
Patrick Barry	—	—	—	—

(1)   There were no stock awards, options and warrants granted to the directors computed in accordance with FASB ASC Topic 718.

Narrative Disclosure of Compensation Policies and Practices as Related to Risk Management

In accordance with the requirements of Regulation S-K, Item 402(s), to the extent that risks may arise from our compensation policies and practices that are reasonably likely to have a material adverse effect on us, we are required to discuss those policies and practices for compensating our employees (including employees who are not named executive officers) as they relate to our risk management practices and the possibility of incentivizing risk-taking. We have determined that the compensation policies and practices established with respect to our employees are not reasonably likely to have a material adverse effect on us and, therefore, no such disclosure is necessary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information about the securities authorized for issuance under our Incentive Plan as of December 31, 2016. Options exercisable for all of the securities shown in column (a) below were granted under our Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,591,174	$0.14	628,674

Equity compensation plans not approved by security holders	—	—	—

Total	4,591,174	$0.14	628,674

(1) Includes options outstanding under the 2014 Long Term Incentive Plan. The total number of shares of common stock initially available for issuance under the 2014 Long Term Incentive Plan was 4,591,174. As of December 31, 2016, 3,367,500 shares of unrestricted common stock and 595,000 options were issued under the LTIP. The maximum contractual term is five years.
Security Ownership of Certain Beneficial Owners

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2016, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to these tables, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table sets forth, as of March 31, 2017 , certain information with respect to our equity securities owned or record or beneficially by (i) each officer and director of our Company; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and executive officer as a group:

Name and Position	Business Address	Common Stock	Vested Options	Warrants (1)	Total	Percent of Class (2)
Kenneth Hill,	3355 Bee Caves Rd., Ste 608
President and Chief	Austin, TX 78746
Executive Officer		1,105,830	615,000	119,900	1,840,730	5.8%
David McCall,	3660 Stoneridge Blvd., Ste. F-102
General Counsel,	Austin TX 78746
Director (3)		880,233	—	130,150	1,010,383	3.2%
Robert Grenley,	40 Loch Lane SW,
Director	Lakewood, WA 98499	441,434	—	80,600	522,034	1.7%
Ronald Zamber,	1919 Lathrop Suite
Director (4),	Fairbanks, AK 99701
Interim Board Chairman		5,902,210	—	7,322,533	13,224,743	34.3%
Patrick Barry	51551 Norwich Dr.
Audit Committee Chairman	Granger, IN 46530	817,320	—	98,000	915,320	2.9%
All Officers and Directors As a Group (5 Persons)		9,147,027	615,000	7,751,183	17,513,210	47.9%

(1)	All warrants are exercisable immediately

(2)	Based on total shares outstanding which consists of 31,220,326 shares of common stock outstanding, 786,667 vested options, and 10,688,086 unexercised warrants.

(3)	Includes 145,233 shares owned by 1519 Partners LLC; David McCall is the controlling partner of 1519 Partners LLC.

(4)
Includes 2,468,140 shares owned by Visionary Investments, LLC of which Ronald Zamber is sole member; 2,437,481 shares owned by Visionary Private Equity Group I, LP of which Ronald Zamber is chairman, and managing director, and 104,845 shares owned by James Capital Consulting of which Ronald Zamber is the managing member.

There are no classes of stock other than common stock issued or outstanding.

We are not aware of any current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended December 31, 2016 we incurred a total of $324,803 in legal fees with The McCall Firm. David McCall, our general counsel and a director, is partner in The McCall Firm. The fees are attributable to litigation involving our oil and natural gas operations in Texas. As of December 31, 2016, we owed The McCall Firm approximately $503,377 for these professional services.

During the year ended December 31, 2016, the temporary capital advances totaling $130,000 had been made by Navitus.

On February 3, 2017, we completed a private placement, pursuant to which Visionary Private Equity Group I, LP purchased a unit comprised of $320,000 principal amount of a 12% unsecured six-month promissory note, and a common stock purchase warrant to purchase 5,203,252 shares of our common stock at an exercise price of $0.0923 per share. Visionary PE GP I, LLC is the general partner of Visionary Equity Group I, LP. Mr. Ronald Zamber, one of our directors, is the Managing Director and Chairman of Visionary Private Equity Group, and the Manager of Visionary PE GP I, LLC.

Our securities are not listed on a national securities exchange that has requirements as to board composition. As the securities are not so listed, the Board of Directors has made no determination as to whether or not any of its directors are independent directors as defined in the regulations of NASDAQ or the NYSE.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2016 and 2015 respectively, we paid $137,000 and $126,394, respectively, in fees to our principal accountants.

Tax Fees

For the fiscal years ended December 31, 2016 and 2015, respectively, we paid $0 and $2,450, in fees to our principal accountants for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

All fees described above for the years ended December 31, 2016 and 2015, were approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) and (2) Consolidated financial statements and Schedules

(a)(3) Exhibits

Refer to (b) below.

(b)	Exhibits

3.1
Amended and Restated Articles of Incorporation of Victory Energy Corporation. Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2016.

3.11	Bylaws of Victory Energy Corporation. Incorporated herein by reference to Exhibit 3.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2011.

4.1
Form of the Company’s Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2016.

4.2
Unsecured Promissory Note, dated February 3, 2017, issued by Victory Energy Corporation in favor of Visionary Private Equity Group I, LP in the original principal amount of $320,000. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2017.

4.3
Common Stock Warrant, dated February 3, 2017, between Victory Energy Corporation and Visionary Private Equity Group I, LP. Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2017.

10.1
Credit Agreement dated as of February 20, 2014 between Aurora Energy Partners and Texas Capital Bank, National Association. Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014.

10.2
Securities Purchase Agreement, dated as of February 1, 2017, among Victory Energy Corporation and Visionary Private Equity Group I, LP. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2017.

10.3
Registration Rights Agreement, dated February 3, 2017, between Victory Energy Corporation and Visionary Private Equity Group I, LP. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2017.

10.4
Mutual Release and Settlement Agreement, effective December 9, 2017, by and among Tela Garwood Limited, LP, Aurora Energy Partners and Victory Energy Corporation. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2016.

10.5
Forbearance Agreement, dated December 2, 2016, to the Credit Agreement, dated as of February 20 2014, by and between Aurora Energy Partners and Texas Capital Bank, National Association. Incorporate herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2016.

10.6
Settlement and Forbearance Agreement, dated March 22, 2016, between Victory Energy Corporation and Oz Gas Corporation. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2016.

10.7
Amendment No. 1 to Pre-Merger Collaboration Agreement dated March 2, 2015. Incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2015.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2016.

23.1	Consent of Weaver and Tidwell L.L.P.*

23.2	Consent of Independent Petroleum Engineer and Geologists*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

99.1	Oil and natural gas Reserves Report prepared by Cambrian Management, Ltd. dated February 21, 2017*

101.INS	Instance Document**

101.SCH	Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 31st day of March, 2017.

VICTORY ENERGY CORPORATION

By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Hill	Chief Executive Officer Chief Financial Officer, and Director (Principal Executive Officer )
Kenneth Hill
/s/ Ronald W. Zamber	Director
Ronald W. Zamber
/s/ David B. McCall	Director
David B. McCall
/s/ Patrick Barry	Director
Patrick Barry
/s/ Robert Grenley	Director
Robert Grenley

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Victory Energy Corporation

We have audited the accompanying consolidated balance sheets of Victory Energy Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Victory Energy Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.
March 31, 2017
Houston, Texas

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

ASSETS	12/31/2016	12/31/2015
Current Assets
Cash and cash equivalents	$56,456	$2,384
Accounts receivable - less allowance for doubtful accounts of $0 and $200,000 at December 31, 2016 and 2015, respectively	44,379	37,690
Prepaid expenses	9,951	8,734
Total current assets	110,786	48,808
Fixed Assets
Furniture and equipment	46,883	46,883
Accumulated depreciation	(30,893)	(24,429)
Total furniture and fixtures, net	15,990	22,454
Oil and gas properties, net of impairment (successful efforts method)	2,787,986	3,033,279
Accumulated depletion, depreciation and amortization	(2,166,643)	(2,274,188)
Total oil and gas properties, net	621,343	759,091
Management fee receivable - affiliate	137,556	131,584

Total Assets	$885,675	$961,937
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$420,559	$1,591,764
Accrued liabilities	746,491	534,619
Accrued liabilities - related parties	1,489,973	805,179
Liability for unauthorized preferred stock issued	9,283	9,283
Note payable (net of unamortized deferred financing costs)	564,263	632,940
Asset retirement obligation	76,850	14,403
Total current liabilities	3,307,419	3,588,188
Other Liabilities
Asset retirement obligations	7,141	94,768
Total long term liabilities	7,141	94,768
Total liabilities	$3,314,560	$3,682,956
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 47,500,000 shares authorized, 31,220,326 shares and 31,220,326 shares issued and outstanding at December 31, 2016 and 2015, respectively	$31,220	$31,220
Additional paid-in capital	35,795,479	35,708,746
Accumulated deficit	(46,140,750)	(44,289,126)
Total Victory Energy Corporation stockholders' deficit	(10,314,051)	(8,549,160)
Non-controlling interest	7,885,166	5,828,141
Total stockholders' equity (deficit)	(2,428,885)	(2,721,019)
Total Liabilities and Stockholders' Deficit	$885,675	$961,937

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2016 and 2015

	12/31/2016	12/31/2015
Revenues
Oil and gas sales	$287,179	$650,648
Gain on settlement and sale of oil and gas properties	153,624	637,248
Total revenues	440,803	1,287,896
Operating Expenses:
Lease operating costs	105,245	159,800
Exploration and dry hole cost	3,000	2,513
Production taxes	14,690	32,704
General and administrative	1,961,314	4,389,788
Impairment of oil and natural gas properties	—	867,048
Depreciation, depletion, amortization, and accretion	135,009	637,121
Total operating expenses	2,219,258	6,088,974
Loss from operations	(1,778,455)	(4,801,078)
Other Income (Expense):
Management fee income	5,972	8,028
Interest expense	(134,116)	(112,468)
Total other income and expense	(128,144)	(104,440)
Loss before Tax Benefit	(1,906,599)	(4,905,518)
Tax benefit	—	—
Net loss	(1,906,599)	(4,905,518)
Less: Net loss attributable to non-controlling interest	(54,975)	(728,218)
Net loss attributable to Victory Energy Corporation	$(1,851,624)	$(4,177,300)

Weighted average shares, basic and diluted	31,220,326	29,803,421
Net income (loss) per share, basic and diluted	$(0.06)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016 and 2015

	12/31/2016	12/31/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,906,599)	$(4,905,518)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and revisions of asset retirement obligations	2,670	66,172
Amortization of debt discount and financing warrants	40,823	40,823
Depletion, depreciation, and amortization	132,339	570,337
Gain on settlement of asset retirement obligation	(27,850)	(3,721)
Gain on sale of oil and gas properties	(125,774)	—
Gain from legal settlement agreement	—	(637,248)
Impairment of oil and natural gas properties	—	867,048
Stock based compensation	86,733	567,112
Stock grants in exchange for services	—	169,210

Change in operating assets and liabilities
Accounts receivable	(6,689)	3,875
Management fee receivable - affiliate	(5,972)	(7,217)
Prepaid expense	(1,217)	13,112
Accounts payable	(1,112,210)	876,507
Accrued liabilities - related parties	684,794	327,245
Accrued liabilities	211,872	313,410
Net cash used in operating activities	(2,027,080)	(1,738,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease purchases, drilling capital expenditures	(18,442)	(1,058,704)
Proceeds from sale of assets	97,094	—
Net cash provided used by investing activities	78,652	(1,058,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-controlling interest contributions	2,112,000	2,917,000
Principal payments on debt financing	(109,500)	(120,000)
Net cash provided by financing activities	2,002,500	2,797,000
Net Change in Cash and Cash Equivalents	54,072	(557)
Beginning Cash and Cash Equivalents	2,384	2,941
Ending Cash and Cash Equivalents	$56,456	$2,384

Supplemental cash flow information:
Cash paid for:
Interest	$46,056	$40,053
Non-cash investing and financing activities:
Interest - Accrued interest on Roger's settlement	$88,060	$—
Accrued capital expenditures	$230,661	$293,304
 The accompanying notes are an integral part of these consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the years ended December 31, 2016 and 2015

	Common Stock $0.001 Par Value		Additional Paid In	Accumulated	Non- controlling	Total Equity
	Number	Amount	Capital	Deficit	Interest	(Deficit)
Balance, December 31, 2014	29,202,826	$29,203	$34,974,441	$(40,111,826)	$3,639,359	$(1,468,823)
Contributions from noncontrolling interest owners	—	—	—	—	2,917,000	2,917,000
Stock awards granted	2,017,500	$2,017	506,722	—	—	508,739
Stock based compensation		—	58,373	—	—	58,373
Stock in exchange for services	—	—	169,210	—	—	169,210
Net loss	—	—	—	(4,177,300)	(728,218)	(4,905,518)
Balance December 31, 2015	31,220,326	$31,220	$35,708,746	$(44,289,126)	$5,828,141	$(2,721,019)
Contributions from noncontrolling interest owners	—	—	—	—	2,112,000	2,112,000
Stock based compensation	—	—	86,733	—	—	86,733
Net loss	—	—	—	(1,851,624)	(54,975)	(1,906,599)
Balance December 31, 2016	31,220,326	$31,220	$35,795,479	$(46,140,750)	$7,885,166	$(2,428,885)

The accompanying notes are an integral part of these consolidated financial statements.

Victory Energy Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies:

Victory Energy Corporation ("Victory" or "the Company") is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration and production of oil and natural gas properties, through its partnership with Aurora Energy Partners ("Aurora"). In this report, “the Company” refers to the consolidated accounts and presentation of Victory and Aurora, with the equity of non-controlling interests stated separately. The Company is engaged in the exploration, acquisition, development, and production of domestic oil and natural gas properties. Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 31,220,326 shares of common stock outstanding as of December 31, 2016. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, Texas.

A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below.

Basis of Presentation and Consolidation:

Victory is the managing partner of Aurora, and holds a 50% partnership interest in Aurora. Aurora, a subsidiary of the Company, is consolidated with Victory for financial statement reporting purposes, as the terms of the partnership agreement that govern the operations of Aurora give Victory effective control of the partnership. The consolidated financial statements include the accounts of Victory and the accounts of Aurora. The Company’s management, in considering accounting policies pertaining to consolidation, has reviewed the relevant accounting literature. The Company follows that literature, in assessing whether the rights of the non-controlling interests should overcome the presumption of consolidation when a majority voting or controlling interest in its investee “is a matter of judgment that depends on facts and circumstances". In applying the circumstances and contractual provisions of the partnership agreement, management determined that the non-controlling rights do not, individually or in the aggregate, provide for the non-controlling interest to “effectively participate in significant decisions that would be expected to be made in the ordinary course of business.” The rights of the non-controlling interest are protective in nature. All intercompany balances have been eliminated in consolidation. Certain reclassifications of prior year balances have been made to confirm such amounts to current year classifications. These reclassifications have no impact on net income.

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

The non-controlling interest in Aurora is held by Navitus, a Texas general partnership. As of December 31, 2016, $7,885,166 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing Navitus' third-party investment in Aurora, with losses attributable to non-controlling interests of $54,975 for the year ended December 31, 2016. As of December 31, 2015, $5,828,141 was recorded as the equity of the non-controlling interest in our consolidated balance sheet representing Navitus' third-party investment in Aurora, with losses attributable to the non-controlling interests of $728,218 for the year ended December 31, 2015. A total of $150,000 of previously designated capital contributions by Navitus were redesignated as temporary advances in December 31, 2014 and are included in the accrued liabilities - related parties total as of December 31, 2016 and December 31, 2015.

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

Oil and Natural Gas Properties:

We account for investments in oil and natural gas properties using the successful efforts method of accounting. Under this method of accounting, only successful exploration drilling costs that directly result in the discovery of proved reserves are capitalized. Unsuccessful exploration drilling costs that do not result in an asset with future economic benefit are expensed. All development costs are capitalized because the purpose of development activities is considered to be building a producing system of wells, and related equipment facilities, rather than searching for oil and natural gas. Items charged to expense generally include geological and geophysical costs. Capitalized costs for producing wells leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed and total proved reserves, respectively.

We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to ten years.

We review our proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future cash flows of our oil and gas properties and compare such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value are subject to our judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges for proved properties will be recorded.

The assessment of unproved properties to determine any possible impairment requires significant judgment. We assess our unproved properties to determine any possible impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. Due to the uncertainty inherent in these factors, we cannot predict the amount of impairment charges that may be recorded in the future.

The Company recorded impairment expense of $0 and $867,048 for 2016 and 2015 based on the analysis discussed above.

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

The following table is a reconciliation of the ARO liability for the twelve months ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
Asset retirement obligation at beginning of period	$109,171	$44,214
Liabilities incurred	—	2,506
Revisions to previous estimates and sales of properties	—	60,832
Liabilities on properties sold or settled	(27,850)	(3,721)
Accretion expense	2,670	$5,340
Asset retirement obligation at end of period	$83,991	$109,171

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of five to seven years.

Cash and Cash Equivalents:

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at December 31, 2016 and 2015.

Accounts Receivable:

Our accounts receivable are primarily from purchasers of natural gas and oil and exploration and production companies which own an interest in properties we operate.

Allowance for Doubtful Accounts:

The Company recognizes an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. Allowance for doubtful accounts are maintained for all customers based on a variety of factors, including the length of time receivables are past due, macroeconomic conditions, significant one-time events and historical experience. An additional allowance for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2016 and 2015, the Company has deemed $0 and $200,000, respectively from the sale of oil and gas properties associated with the Jones County prospect, to be doubtful and thus, has recorded this amount as an allowance for doubtful accounts.

Fair Value:

At December 31, 2016 and 2015, the carrying value of the Company's financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates. Management believes that due to the Company's current credit worthiness, the fair value of debt could be less than the book value; however, due to current market conditions and available information, the fair value of such debt is not readily determinable. Financial Accounting Standard Board ("FASB") ASC Topic 820 established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

Concentrations:

There is a ready market for the sale of crude oil and natural gas. During 2016 and 2015, our gas field and our producing wells sold their respective gas and oil production to one purchaser for each field or well. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results. A majority of the Company’s production and reserves are from the Eagle Ford property in South Texas and the Permian Basin of West Texas.

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2016 and December 31, 2015, respectively. The weighted average number of common shares outstanding was 31,220,326 at December 31, 2016. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

The following table outlines outstanding common stock shares and common stock equivalents.

	Years Ended December 31,
	2016	2015
Common Stock Shares Outstanding	31,220,326	31,220,326
Common Stock Equivalents Outstanding
Warrants	11,392,386	8,622,486
Stock Options	1,055,000	1,430,000
Unconverted Class B Shares	137,932	137,932
Total Common Stock Equivalents Outstanding	12,585,318	10,190,418

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

The Company recognized stock-based director's compensation expense from warrants and stock awards granted to directors for services of $0 and $508,739, for the years ended December 31, 2016 and 2015, respectively.

The Company recognized stock-based incentive compensation expense from stock options granted to officers and employees of the Company of $86,733 and $58,373 for the twelve months ended December 31, 2016 and 2015, respectively.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, the Company has incurred a net loss of $1,906,599 and $4,905,518 during the years ended December 31, 2016 and 2015, respectively. Non-cash expenses and allowances were significant during the years ended December 31, 2016 and December 31, 2015, and the net cash used in operating activities, or negative cash flows from operating activities, were $2,027,080 and $1,738,853, respectively.

The cash proceeds from new contributions to the Aurora partnership by Navitus, and loans from affiliates have allowed the Company to continue operations and invest in new oil and natural gas properties. See Note 4. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue. On a year to date basis, as of December 31, 2016 the Company has invested $18,442 in the drilling of wells and $0 in the acquisition of oil and gas properties.

The Company remains in active discussions with Navitus and others related to longer term financing required for our capital expenditures planned for 2017. Without additional outside investment from the sale of equity securities and/or debt financing, our capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows.

The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 - Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business , which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. The Company has elected to early adopt ASU 2017-01 on January 1, 2017 and will apply the new guidance to applicable transactions occurring after that date.

In March 2016, the FASB issued guidance regarding the simplification of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this guidance in the second quarter of 2016 as permitted by the guidance. Adoption of this guidance did not impact our financial statements, except for the simplification in accounting for income taxes using a modified retrospective approach. Upon adoption, we recorded a related deferred tax asset for previously unrecognized excess tax benefits of $37 million. As we consider it more likely than not that the deferred tax asset will not be realized, we recorded a full valuation allowance of $37 million, resulting in no net effect on our consolidated statement of operations. We elected to continue our current policy of estimating forfeitures.

In February 2016, the FASB issued guidance regarding the accounting for leases. The guidance requires recognition of most leases on the balance sheet. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In January 2016, the FASB issued guidance regarding several broad topics related to the recognition and measurement of financial assets and liabilities. The guidance is effective for interim and annual periods beginning after December 15, 2017. We do not expect this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest” (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs.” Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest” (Subtopic 835-30), which addresses the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. Therefore, the Company adopted ASU 2015-03 beginning January 1, 2016. Changes to the balance sheet have been applied on a retrospective basis. This resulted in the reclassification of debt issuance costs of $6,237 associated with our Credit Agreement from Other Assets to Current Note Payable in the Consolidated Balance Sheet as of year ended December 31, 2016 and 2015.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, the FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 3 – Oil and natural gas properties

Oil and natural gas properties are comprised of the following:

	December 31,
	2016	2015
Proved property	$9,695,367	$9,940,660
Unproved property	1,375,940	1,375,940
Total oil and natural gas properties, at cost	11,071,307	11,316,600
Less: accumulated impairment	(8,283,321)	(8,283,321)
Oil and natural gas properties, net of impairment	2,787,986	3,033,279
Less: accumulated depletion	(2,166,643)	(2,274,188)
Oil and natural gas properties, net	$621,343	$759,091

Depletion, depreciation, and amortization expense related to oil and natural gas properties for the years ended December 31, 2016 and 2015 was $125,744 and $637,121, respectively. During the years ended December 31, 2016 and 2015, the Company recorded impairment losses of $0 and $867,048, respectively. As a result of the impairment charges incurred for the year ended December 31, 2015, the Company's unproved property asset base has zero net book value as of December 31, 2016 and December 31, 2015.

In 2016, as part of the legal settlement of the Trilogy lawsuit, the Company assigned its interests in the seven wells. Additionally, the Company sold its interest in the Morgan #1 well. As a result, a gain was recorded in the amount of $64,824. See Note 5 for additional information.

Note 4 - Acquisitions and Dispositions

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

Subsequent to March 31, 2015, the Company terminated the LOI and notified Lucas pursuant to the Loan Agreement, that it would not extend any further credit to Lucas under the Loan Agreement. Merger related direct costs, as well as cost related to reserving amounts receivable on advances made under the Collaboration Agreement totaled approximately $1,326,850 and are included in General and Administrative expenses for the twelve months ended December 31, 2015. There were zero associated costs incurred during the twelve months ended December 31, 2016.

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

Rogers Settlement and Amended Rogers Settlement Agreements

The Company and Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Collaboration Agreement, (ii) that the Company would pay Rogers, on or before July 15, 2015, $258,125, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $258,125 is made by the Company to the Rogers. Failure of the Company to make the payment of $258,125 on or before July 15, 2015, would result in the Company being in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. The Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement and as a result the additional Penn Virginia Property was returned to Lucas in September 2015. The full amount due under the Roger’s obligation including accrued interest at December 31, 2016 totals $349,916 and is included in accrued liabilities on the consolidated balance sheet.

Earthstone Settlement Agreement

The Company assigned to Earthstone certain oil and gas interests in the wells which were previously transferred to the Company by Lucas in February 2015. The Company and Earthstone agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the effective date of the Earthstone Settlement Agreement, whether known or unknown, except in connection with the breach, enforcement or interpretation of the Earthstone Settlement Agreement. Lucas and Earthstone similarly agreed to release each other from such claims pursuant to the terms of the Earthstone Settlement Agreement. The Company charged $195,928 related to the Earthstone Settlement Agreement to General and Administrative expenses as a cost of the merger termination during the twelve-month period ended December 31, 2015.

Note 5 - Gain from Settlement Agreement and Sale of Oil and Gas Properties

During the year ended December 31, 2016, the Company sold undeveloped acreage in Howard County, Texas for $88,800 which was recorded as a gain on sale of oil and gas properties, as there was no remaining book value associated with this property.

During the year ended December 31, 2015, Aurora entered into a Settlement Agreement and Release (the “Settlement Agreement and Release”) to settle the outstanding litigation between Aurora and Trilogy in the case styled Trilogy Operating, Inc. v. Aurora Energy Partners, which was pending in Howard County, Texas (the “Litigation”). Pursuant to the Settlement Agreement and Release, Aurora agreed to assign any and all of its interests in four specified wells located in Glasscock and Howard Counties, those being Wagga Wagga #2, Homar #1, Ballarat ‘185’ #1 and BOA North #5 (collectively, the “Obligation Wells”). The Company has not historically included any production or reserve information in its financial or operational reporting in any of its prior filings for these Obligation Wells.

A separate, but related, lawsuit between Trilogy Operating, Inc. and Aurora Energy Partner dated January 6, 2016 alleged causes of action for a suit on a sworn account, breach of contract and a suit to foreclose on liens regarding the drilling and completion of seven wells. On May 2, 2016, a Joint Motion to Dismiss with Prejudice was granted by the court resulting in the assignment of these seven wells, BOA 12 #1, BOA 12 #3, BOA 12 #4 North, Darwin #1, Darwin #2, Darwin #3 and Wagga Wagga #1. The liabilities associated with these wells exceeded the asset value by $64,824 which was recorded as a gain on legal settlement during the year ended December 31, 2016.

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

There were 68,966 and 68,966 shares of unconverted preferred stock outstanding at December 31, 2016 and 2015, respectively. The Company needs approximately 138,000 common shares in order to settle the outstanding debt as stated below.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	December 31,
	2016	2015
Liability for unauthorized preferred stock	$9,283	$9,283

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

On April 13, 2015, the Company received the annual Borrowing Base Adjustment called for under the terms of the Credit Agreement, which called for a decrease in the borrowing base of $300,000 payable by May 13, 2015, and an increase in the monthly reduction amount to $10,000 commencing as of June 1, 2015. Additionally, the Lender notified Aurora that, based on the Lender’s redetermination of Aurora’s borrowing base, the monthly reduction amount under the Credit Agreement was increased, commencing on June 1, 2015, from $0 to $10,000. Pursuant to this increase in the monthly reduction amount, Aurora’s borrowing base will be automatically reduced by $10,000 on the first day of each calendar month beginning on June 2015 until the Lender’s next periodic borrowing base redetermination. The Company made one payment in the amount of $10,000 in June 2015.

On May 13, 2015, Aurora informed the Lender it would not make the required $300,000 payment but was submitting the newly acquired five Eagle Ford wells as additional collateral to be considered and its willingness to execute mortgages regarding the properties to meet the Deficiency.

On August 21, 2015, the Company executed a Forbearance Agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned Borrowing Base Deficiency payments not yet paid under the April 13, 2015 Redetermination Date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. On August 26, 2015, the Company paid the Lender $76,081 to cover a portion of the deficiency payment, as well as a Forbearance document fee and Lender's legal expenses, as required by the Forbearance Agreement, and the aforementioned Forbearance Agreement went into effect for the $260,000 remaining borrowing base deficiency payment. On August 31, 2015, the Forbearance Agreement terminated pursuant to its terms. The Company made a $50,000 principal payment to the lender on October 14, 2015.

On December 5, 2016, the Company entered into a new Forbearance Agreement to the Credit Agreement. Pursuant to the Forbearance Agreement, the Lender has agreed to forbear from exercising any of its rights and remedies under the Credit Agreement until February 20, 2017 with respect to the historical events of default.
The Forbearance Period was amended and extended on March 2, 2017 and will end on the first to occur of the following: (i) the expiration of the amended Forbearance Period on August 20, 2017, (ii) a breach by Aurora or any Guarantor of any of the conditions, covenants, representations and/or warranties set forth in the Forbearance Agreement, (iii) the occurrence of any new event of default under the Credit Agreement, (iv) the occurrence or threat of the occurrence of any enforcement action against Aurora or any Guarantor by any of their creditors which, in Lender’s reasonable judgment, would materially interfere with the operation of Aurora’s or the Guarantor’s business or the Lender’s ability to collect on the obligations due under the Credit Agreement, (v) the institution of any bankruptcy proceeding relating to Aurora or any Guarantor, or (vi) the initiation by Aurora or any Guarantor of any judicial, administrative or arbitration proceedings against the Lender. The Lender’s agreement to forbear from exercising its rights and remedies as a result of the Existing Events of Default is subject to and conditioned upon the following: (i) the payment by Aurora to the Lender of at least $20,000 on or before the last business day of each calendar week occurring hereafter and (ii) the delivery by Aurora of such other documents, instruments and certificates as reasonably requested by Lender. The foregoing description of the Forbearance Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Forbearance Agreement. Since the execution of the extended Forbearance Agreement, the Company has paid the Lender $190,500. The balance owed on the Credit Agreement as of December 31, 2016 was $570,500.
As of December 31, 2016 and 2015, the Company was out of compliance with the Current Ratio and with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and continued high general and administrative expenses. Therefore, the Company is in technical default of the Credit Agreement and related agreements. The Company has not yet been advised by the Lender of any additional actions the Lender plans to take.

Amortization of debt financing costs on this debt was $40,823 and $40,823 for the twelve months ended December 31, 2016 and December 31, 2015, respectively. Interest expense related to the Credit Agreement was $46,056 and 40,053 for the twelve months ended December 31, 2016, and December 31, 2015, respectively.

Note 8 – Income Taxes

There was no provision for (benefit of) income taxes for the years ended December 31, 2016 and 2015, after the application of ASC 740 “Income Taxes.”

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

At December 31, 2016, the Company had available Federal operating loss carry forwards to reduce future taxable income. Additional Federal net operating loss carry forward of $1,601,551 for 2016 would make available approximately $21,775,380 as of December 31, 2016. The Federal net operating loss carry forwards begin to expire in 2028. Capital loss carryovers may only be used to offset capital gains.

Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the net operating loss carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015, respectively. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2016	December 31, 2015
Net operating loss carry forward	$7,403,629	$6,859,102
Depreciation and accretion	3,106	7,222
Equity based expenses	86,734	1,920,230
Impairment losses on oil and gas properties	—	1,559,951
Deferred taxes	7,493,469	10,346,505
Valuation allowance	(7,493,469)	(10,346,505)
Net Deferred Income Tax Assets	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	12/31/2016	12/31/2015
Net operating loss	34%	34%
Meals and entertainment	1%	15%
Debt discount accretion	0.11%	0.10%
Net operating loss reduction due to IRC 382	—	—%
Change in valuation allowance	33.89%	33.75%
Effective income tax rate	—%	—%

ASC 740 provides guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2016 and 2015 the Company does not have a liability for unrecognized tax benefits.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years 2011 forward are open and subject to examination by the Federal taxing authority. The Company is not currently under examination and it has not been notified of a pending examination.

Note 9 – Stockholders’ Equity

Long-Term Incentive Plan

On February 24, 2014, the Board of Directors (the “Board”) of the Victory Energy Corporation (the “Company”) approved and adopted the Victory Energy Corporation 2014 Long Term Incentive Plan (the “LTIP”) for the employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following components: (1) stock options, (2) restricted stock, (3) other stock-based awards, (4) performance awards and (5) dividends and dividend equivalents. Subject to adjustment in accordance with the LTIP, the maximum aggregate number of shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”) that may be issued with respect to awards under the LTIP is fifteen percent (15%) of the outstanding shares of Common Stock at the end of the preceding calendar quarter, of which the maximum number of such shares that may be issued as incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986 is two million (2,000,000) shares of Common Stock. Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board, until such time as a compensation committee of the Board is established (the “Compensation Committee”), at which time the LTIP will be administered by the Compensation Committee. The total number of shares of common stock initially available for issuance under the LTIP was 4,591,174. As of December 31, 2016, 3,367,500 shares of unrestricted common stock and 595,000 options were issued under the LTIP. The maximum contractual term is five years. As of December 31, 2016, 628,674 shares of common stock are available for issuance under the LTIP.

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

During the year ended December 31, 2016, the Company did not grant stock awards to directors, officers, or employees. During the year ended December 31, 2015, the Company granted 2,017,500 stock awards to directors, officers, and employee's at fair value of the stock on the date of issuance of $508,739.

Note 10 – Warrants for Stock

At December 31, 2016 and 2015 warrants outstanding for common stock of the Company were as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance at January 1, 2016	8,622,486	$0.48
Granted	2,162,000	—
Exercised	—	—
Canceled	(96,400)	0.50
Balance at December 31, 2016	10,688,086	$0.48

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance at January 1, 2015	5,937,386	$0.66
Granted	2,917,000	0.29
Exercised	—	—
Canceled	(231,900)	2.18
Balance at December 31, 2015	8,622,486	$0.48

During the year ended December 31, 2016, the Company granted 2,112,000 warrants for $2,112,000 in capital contributions through Navitus Partners, LLC valued with the Black Scholes pricing model. The Company also granted 50,000 warrants in exchange for services during the year ended December 31, 2016.

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$12.50 – $17.50	104,845	$12.50	6.79	104,845	$12.50
$0.13 – $2.50	10,583,241	$0.30	2.88	10,583,241	$0.30
	10,688,086			10,688,086

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$12.50 – $17.50	104,845	$13.03	6.62	104,845	$13.03
$0.25 – $2.50	8,517,641	$0.39	3.17	8,517,641	$0.31
	8,622,486			8,622,486

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	2016	2015
Risk free interest rates	1.25% – 1.72%	0.77% – 1.73%
Expected life	5 years	5 years
Estimated volatility	422.9% – 667.5%	629.8% – 788.7%
Dividend yield	—%	—%

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

At December 31, 2016 and 2015 the aggregate intrinsic value of the warrants outstanding and exercisable was $50,580 and $5,295, respectively. The intrinsic value of a warrant is the amount by which the market value of the underlying warrant exercise price exceeds the market price of the stock at December 31 of each year.

Note 11 – Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the year ended December 31, 2016. All options issued were non-qualified stock options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options Exercisable	Weighted Average Fair Value At Date of Grant
Outstanding at December 31, 2014	460,000	$0.43	$—	174,167	$0.59
Granted at Fair Value	1,000,000	$0.27	$—	483,333	$0.27
Exercised	—	$—	$—	—	$—
Forfeited	(30,000)	$0.50	$—	(30,000)	$0.50
Outstanding at December 31, 2015	1,430,000	$0.31	$—	627,500	$0.34
Granted at Fair Value	—	$—	$—	—	$—
Exercised	—	$—	$—	—	$—
Canceled	(375,000)	$0.27	$—	(375,000)	$0.27
Outstanding at December 31, 2016	1,055,000		$—	252,500

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2016. If the exercise price exceeds the market value, there is no intrinsic value.

During the year ended December 31, 2016, the Company did not grant employee stock options or stock options for consulting services.

The fair value of the stock option grants are amortized over the respective vesting period using the straight-line method and assuming no forfeitures and cancellations.

Compensation expense related to stock options included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2016 and December 31, 2015, was $86,733, and $169,210, respectively.

Stock options are granted at the fair market value of the Company’s common stock on the date of grant. Options granted to officers and other employees vest immediately or over 36 months as provided in the option agreements at the date of grant.

The fair value of each option granted in 2016 and 2015 was estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to compute the weighted average fair value of options granted during the periods presented.

	2016	2015
Expected term of option	3 years	3 years
Risk free interest rates	1.12%	1.52%
Estimated volatility	593.3	606.3
Dividend yield	—%	—%

The following table summarizes information about stock options outstanding at December 31, 2016:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value (1)
$0.27 - $1.00	1,055,000	2.13	$0.28	$—	1,055,000	$0.28	$—

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2016. If the exercise price exceeds the market value, there is no intrinsic value.

The following table summarizes information about options outstanding at December 31, 2015:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$0.27 - 1.00	1,430,000	2.13	$0.31	$—	241,667	$0.34	$—

A summary of the Company’s non-vested stock options at December 31, 2016 and December 31, 2015 and changes during the years are presented below.

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2015	1,188,333	$0.28
Granted	—	$—
Vested	(813,333)	$0.27
Forfeited	(375,000)	$0.29
Non-Vested at December 31, 2016	—	$0.28

Note 12 – Commitments and Contingencies

Leases

Rent expense for the years ended December 31, 2016 and 2015 was $30,000 and $29,250, respectively. The Company's office space is leased on a month-to-month basis, and therefore future annual minimum payments under non-cancellable operating leases are $0 and $0 for the years ending December 31, 2015 and 2016, respectively.

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

Under the terms of Aurora’s Seconded Amended Partnership Agreement, Navitus Partners, LLC, the fourth partner of the Navitus Energy Group, admitted under the Navitus Private Placement Memorandum (the "Navitus PPM"), earns a preferred return distribution of 10% based upon capital contributions to Aurora used by Victory to acquire or develop oil and gas prospects or related enterprises on behalf of Aurora. The preferred return distribution is in addition to and does not reduce any net profits or asset sale proceeds interests distributions other than the 2% management fee receivable balance as of the year ended December 31, 2016 and any future management fees earned.

The table below summarizes the net profit distributions, proceeds of asset sales and preferred return distributions earned by Navitus Energy Group during the years ended December 31, 2016 and 2015, respectively.

Navitus Energy Group Distribution Earned	Year Ended December 31,
	2016	2015
Aurora Net Profits Interests	$—	$78,963
Proceeds from the Sale of Aurora Assets	—	—
Preferred Distributions Due to Navitus Partners, LLC	—	656,256
Total Distributions Earned By Navitus Energy Group	$—	$735,219

There were no net profit distributions, proceeds of asset sales and preferred return distributions paid to Navitus Energy Group during the years ended December 31, 2016 and 2015, respectively.

Navitus Partners, LLC, a partner in Navitus, also receives warrants for Victory’s common stock, allocated as 50,000 warrants for every Unit purchased under the Navitus PPM (equivalent of one warrant for every $1.00 invested), exercisable under the terms of Aurora’s Second Amended Partnership Agreement and the Navitus PPM. Since August 23, 2012, $7,332,900 of capital contributions have resulted in issuance of 9,444,900 common stock warrants (1,089,900 in 2012, 2,186,000 in 2013, 1,140,000 in 2014, 2,917,000 in 2015, and 2,112,000 in 2016).

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
A Settlement and Forbearance Agreement was entered into on March 22, 2016 between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April, 15, 2016. The remaining balance of $65,000 as of December 31, 2016 is included in Accounts Payable on the Consolidated Balance Sheet.
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
A Settlement and Forbearance Agreement was entered into on March 22, 2016 as described above.
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
The parties entered into a Settlement Agreement and Release on April 26, 2016, effective April 1, 2016 to dismiss the lawsuit with prejudices. The Joint Motion to Dismiss with Prejudice was granted by the court May 2, 2016. In conjunction with the Joint Motion to Dismiss, Aurora assigned Trilogy all its interests in the seven wells and related oil and gas leases.
Cause No. 2015-05280; TELA Garwood Limited, LP. v. Aurora Energy Partners, Victory Energy Corporation, Kenneth Hill, David McCall, Robert Miranda, Robert Grenley, Ronald Zamber, and Patrick Barry; In the 164th District Court of Harris County, Texas.
This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleges breach of contract regarding a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133. A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing never took place. Aurora and Victory filed an answer and counterclaim in this case. Both parties filed opposing motions for summary judgment which were heard on April 14, 2016. The Court granted

Aurora's partial motions for summary judgment dismissing claims against Aurora/Victory's officers and directors, including Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry, and Fred Smith. The Court denied the remaining summary judgment issues of both parties. On June 2, 2016 Aurora/Victory filed a second Motion for Partial Summary Judgment on some discrete contract interpretation issues. The Court denied this motion on September 2, 2016.
On December 9, 2016, Aurora/Victory and TELA entered into a Mutual Release and Settlement Agreement in which Aurora agreed to pay TELA $320,000 (which is recorded in Accounts Payable as of December 31, 2016) and in turn each Party agreed to release the other Party from any matter relating to the PSA, the litigation or any claims that were or could have been brought in the litigation. In accordance with the Mutual Release and Settlement Agreement, Aurora made the full payment on February 1, 2017.
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
The Court placed this case on the Dismissal Docket asking any party to show cause as to why it should maintain this case on the docket on July 8, 2016. No party came forward stating why the case should be maintained and the Court entered and Order of Dismissal on August 9, 2016.
Legal Cases Pending
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

Note 13 – Related Party Transactions

During the years ended December 31, 2016 and 2015, we incurred a total of $324,803 and $411,059, respectively in legal fees with The McCall Firm. David McCall, our general counsel and a director, is a partner in The McCall Firm. The fees are attributable to litigation involving the Company’s oil and natural gas operations in Texas. As of December 31, 2016 and 2015, the Company owed The McCall Firm approximately $503,377, and $371,826, respectively, for these professional services.

During the year ended December 31, 2016 temporary capital advances totaling $130,000 were made by Navitus Energy Group Partnership and are recorded in Accrued Liabilities - related parties.

During the year ended December 31, 2015, a member of management made a$29,553 temporary advance to the Company, a member of the board of directors made a $15,000 temporary advance to the Company, and temporary capital advances totaling$388,800 had been made by Navitus Energy Group Partnership. All the above amounts are recorded in Accrued Liabilities - related parties as of December 31, 2016 and 2015.

Note 14 - Subsequent Events

During the period of January 1, 2017 through and March 31, 2017, additional contributions of $660,000 were received from Navitus, resulting in the issuance of an additional 560,000 common stock warrants for the purchase of shares of common stock of the Company.

On February 1, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Visionary Private Equity Group I, LP, a Missouri limited partnership (the “Investor”), pursuant to which the Investor agreed to purchase a unit comprised of (i) $320,000 principal amount of 12% unsecured six-month promissory note with a maturity date of the earlier of six months from the date of the note or the date the Company consummates a material business combination transaction (the "Note"), and (ii) a common stock purchase warrant to purchase 5,203,252 shares of the Company’s common stock, par value $0.001 per shares (the “Common Stock”) at an exercise price of $0.0923 per share (the “Warrant” and together with the Note, the “Unit”). The sale by the Company to the Investor of the Unit, pursuant to the Securities Purchase Agreement is referred to herein as the “Private Placement.” See Form 8-K filed on February 7, 2017.

On March 2, 2017, the Company extended the maturity date of the Credit Agreement to August 20, 2017. See Footnote 7 - Revolving Credit Agreement.

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

Results of operations from oil and natural gas producing activities (Successful Efforts Method)

The Company’s oil and natural gas properties are located within the United States. The Company currently has no operations in foreign jurisdictions. Results of operations from oil and natural gas producing activities are summarized below for the years ended December 31:

	Years Ended December 31,
	2016	2015
Revenues	$287,179	$650,648
Costs incurred:
Exploration and dry hole costs	3,000	2,513
Lease operating costs and production taxes	119,935	192,504
Impairment of oil and natural gas reserves	—	867,048
Depletion, depreciation and accretion	125,744	637,121
Totals, costs incurred	248,679	1,699,186
Pre-tax income(loss) from producing activities	38,500	(1,048,538)
Results income (loss) from of oil and natural gas producing activities (excluding overhead, income taxes, and interest costs)	$38,500	$(1,048,538)

Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below for the years ended December 31:

	Years Ended December 31,
	2016	2015
Property acquisition and developmental costs:
Development	$18,442	$1,058,704
Property Acquisition	—	—
Undrilled Leaseholds	—	—
Asset retirement obligations	—	2,506
Totals costs incurred	$18,442	$1,061,210

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

Proved oil and natural gas reserve quantities at December 31, 2016 and 2015 and the related discounted future net cash flows are based on estimates prepared by independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

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

The Company’s proved oil and natural gas reserves for the years ended December 31, 2016 and December 31, 2015 are shown below:

	Years Ended December 31,
Volumes	2016	2015
Natural gas:	(Mcfs)
Proved developed and undeveloped reserves (mcf):
Beginning of year	178,750	600,000
Purchase (sale) of natural gas properties in place	(6,168)	—
Discoveries and extensions	—	—
Revisions	(30,794)	(410,362)
Production	(30,038)	(37,568)
Proved reserves, at end of year (a)	111,750	178,750

	Years Ended December 31,
	2016	2015
Oil:	(Bbls)
Proved developed and undeveloped reserves:
Beginning of year	41,380	20,700
Purchase (sale) of oil producing properties in place	(1,107)	—
Discoveries and extensions	—	30,720
Revisions	(6,872)	2,112
Production	(6,871)	(12,152)
Proved reserves, at end of year (a)	26,530	41,380

(a)
Includes 55,875 Mcf and 13,265 bbl and 89,375 Mcf and 20,690 bbl for the twelve months ended December 31, 2016 and 2015, respectively of proved reserves attributable to a consolidated subsidiary in which there is a 50% non-controlling interest.

	Years Ended December 31,
Values	2016	2015
Future cash inflows	1,272,950	2,345,940
Future costs:
Production	(641,527)	(964,520)
Development	—	(87,650)
Future cash flows	631,423	1,293,770
10% annual discount for estimated timing of cash flow	(159,123)	(421,640)
Standardized measure of discounted cash flow (a)	472,300	872,130

(a)
Includes 472,300 and 872,130 for the twelve months ended December 31, 2016 and 2015, respectively, of discounted cash flows attributable to a consolidated subsidiary in which there is a 50% non-controlling interest.

Using the SEC adjusted guidelines in place for 2016, the gas and oil prices for this analysis were set at the average price received on the “first-day-of-the-month” for 2016, for appropriate differentials. The “benchmark” prices are $42.75 per barrel and $2.49 per Mcf. The average quarterly price received for natural gas for 2015 ranged from $1.72 /Mcf to $3.95 /Mcf . The average quarterly price received oil for 2016 ranged from $31.95/bbl to $42.56/bbl.

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

Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31 is summarized below:

	For the years ended December 31,
	2016	2015

Balance, January 1	872,130	964,000
Net change in price and production costs (a)	(220,100)	(235,300)
Sale of oil and gas, net	(173,400)	(455,600)
Extensions/Discoveries	12,500	—
Purchase of reserves in place	—	531,700
Sales of reserves in place	(15,500)	—
Revisions of previous estimates	(153,900)	(803,900)
Accretion of discount	87,200	146,500
Net change in taxes	—	500,600
Net change in timing and other	63,400	224,300
Balance, December 31	472,300	872,130

(a)
Includes 472,300 and 872,130 for the twelve months ended December 31, 2016 and 2015, respectively of future net cash flows attributable to a consolidated subsidiary in which there is a 50% non-controlling interest.