Form 10-Q
period 2017-03-31
VICTORY ENERGY CORP
filed 2017-05-16
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 15, 2017, there were 31,220,326 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

Glossary of Certain Industry Terms

The definitions set forth below shall apply to the indicated terms as used throughout this Annual Report on Form 10-Q.

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,479	$56,456
Accounts receivable	38,280	44,379
Prepaid expenses	7,494	9,951
Total current assets	66,253	110,786
Fixed Assets
Furniture and equipment	46,883	46,883
Accumulated depreciation	(32,509)	(30,893)
Total furniture and fixtures, net	14,374	15,990
Oil and gas properties, net of impairment (successful efforts method)	2,795,557	2,787,986
Accumulated depletion, depreciation and amortization	(2,188,860)	(2,166,643)
Total oil and gas properties, net	606,697	621,343
Other Assets
Management fee receivable - affiliate	138,633	137,556
Total Assets	$825,957	$885,675
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$531,826	$420,559
Accrued liabilities	405,400	746,491
Accrued liabilities - related parties	1,310,847	1,489,973
Liability for unauthorized preferred stock issued	9,283	9,283
Note payable (net of unamortized deferred financing costs)	371,500	564,263
Note payable (net of debt discount) - affiliate	206,696	—
Asset retirement obligation	52,321	76,850
Total current liabilities	2,887,873	3,307,419
Other Liabilities
Asset retirement obligations	40,448	7,141
Total long term liabilities	40,448	7,141
Total Liabilities	2,928,321	3,314,560
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 47,500,000 shares authorized, 31,220,326 shares and 31,220,326 shares issued and outstanding for March 31, 2017 and December 31, 2016, respectively	31,220	31,220
Additional paid-in capital	36,126,176	35,795,479
Accumulated deficit	(46,808,011)	(46,140,750)
Total Victory Energy Corporation stockholders' deficit	(10,650,615)	(10,314,051)
Non-controlling interest	8,548,251	7,885,166
Total stockholders' equity (deficit)	(2,102,364)	(2,428,885)
Total Liabilities and Stockholders' Deficit	$825,957	$885,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Oil and gas sales	$85,300	$65,993
Total revenues	85,300	65,993
Operating Expenses:
Lease operating costs	25,904	37,353
Exploration and dry hole cost	1,903	—
Production taxes	4,685	3,273
General and administrative	603,663	444,161
Depreciation, depletion, amortization, and accretion	25,041	48,019
Total operating expenses	661,196	532,806
Loss from operations	(575,896)	(466,813)
Other Income (Expense):
Management fee income	1,077	1,336
Interest expense	(89,358)	(33,189)
Total other income and expense	(88,281)	(31,853)
Loss before Tax Benefit	(664,177)	(498,666)
Tax benefit	—	—
Net loss	(664,177)	$(498,666)
Less: Net income (loss) attributable to non-controlling interest	3,085	(57,042)
Net loss attributable to Victory Energy Corporation	$(667,262)	$(441,624)

Weighted average shares, basic and diluted	31,220,326	31,220,326
Net loss per share, basic and diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(664,177)	$(498,666)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of asset retirement obligations	1,208	1,080
Amortization of debt discount	40,296	—
Amortization of deferred financing costs	6,237	10,206
Depletion, depreciation, and amortization	23,833	46,939
Stock based compensation	170,697	23,415

Change in operating assets and liabilities
Accounts receivable	6,099	(720)
Management fee receivable - affiliate	(1,077)	(1,336)
Prepaid expense	2,457	1,746
Accounts payable	111,267	113,285
Accrued liabilities - related parties	(179,126)	199,571
Accrued liabilities	(341,091)	(153,390)
Accrued interest note payable - affiliate	6,400	—
Net cash used in operating activities	(816,977)	(257,870)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease purchases, drilling capital expenditures	—	(18,443)
Net cash used in investing activities	—	(18,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Non-controlling interest contributions	660,000	302,000
Debt financing proceeds - affiliate	320,000	—
Principal payments of debt financing	(199,000)	—
Net cash provided by financing activities	781,000	302,000
Net Change in Cash and Cash Equivalents	(35,977)	25,687
Beginning Cash and Cash Equivalents	56,456	2,384
Ending Cash and Cash Equivalents	$20,479	$28,071

Supplemental cash flow information:
Cash paid for:
Interest	$12,458	$11,239
Non-cash investing and financing activities:
Interest - Accrued interest	$18,145	$11,745
Accrued capital expenditures	$197,615	$334,395
Revisions to asset retirement obligations	$7,570	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Victory Energy Corporation and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

These consolidated financial statements have been prepared by Victory Energy Corporation ("Victory" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Victory’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which contains a summary of the Company’s significant accounting policies and other disclosures.

Note 1 – Organization and Summary of Significant Accounting Policies

Victory is an independent, growth oriented oil and natural gas company engaged in the acquisition, exploration, development, and production of domestic oil and natural gas properties, through its partnership with Aurora Energy Partners ("Aurora"). In this report, “the Company” refers to the consolidated accounts and presentation of Victory and Aurora, with the equity of non-controlling interests stated separately. Current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 31,220,326 shares of common stock outstanding as of March 31, 2017. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, Texas.

A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below.

Basis of Presentation and Consolidation:

Victory is the managing partner of Aurora, and holds a 50% partnership interest in Aurora. Aurora, a subsidiary of the Company, is consolidated with Victory for financial statement reporting purposes, as the terms of the partnership agreement that govern the operations of Aurora give Victory effective control of the partnership. The consolidated financial statements include the accounts of Victory and the accounts of Aurora. The Company’s management, in considering accounting policies pertaining to consolidation, has reviewed the relevant accounting literature. The Company follows that literature, in assessing whether the rights of the non-controlling interests should overcome the presumption of consolidation when a majority voting or controlling interest in its investee “is a matter of judgment that depends on facts and circumstances". In applying the circumstances and contractual provisions of the partnership agreement, management determined that the non-controlling rights do not, individually or in the aggregate, provide for the non-controlling interest to “effectively participate in significant decisions that would be expected to be made in the ordinary course of business.” The rights of the non-controlling interest are protective in nature. All intercompany balances have been eliminated in consolidation. Certain reclassifications of prior year balances have been made to confirm such amounts to current year classifications. The reclassifications have no prior impact on net income.

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

The non-controlling interest in Aurora is held by Navitus, a Texas general partnership. As of March 31, 2017, $8,548,251 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora, with income attributable to non-controlling interests of $3,085 and losses attributable $57,042 for the three months ended March 31, 2017 and 2016, respectively. As of December 31, 2016, $7,885,166 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing the third-party investment in Aurora.

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

Oil and Natural Gas Properties:

We account for investments in oil and natural gas properties using the successful efforts method of accounting. Under this method of accounting, only successful exploration drilling costs that directly result in the discovery of proved reserves are capitalized. Unsuccessful exploration drilling costs that do not result in an asset with future economic benefit are expensed. All development costs are capitalized because the purpose of development activities is considered to be building a producing system of wells, and related equipment facilities, rather than searching for oil and natural gas. Items charged to expense generally include geological and geophysical costs. Capitalized costs for producing wells and leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed and total proved reserves, respectively.

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

The Company recorded no impairment expense for the three months ended March 31, 2017 and 2016, respectively based on the analysis above.

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

Cash and Cash Equivalents:

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at March 31, 2017 and 2016.
Accounts Receivable:

Our accounts receivable are primarily from purchasers of natural gas and oil and exploration and production companies which own an interest in properties we operate.

Fair Value:

At March 31, 2017 and 2016, the carrying value of the Company's financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates. Management believes that due to the Company's current credit worthiness, the fair value of debt could be less than the book value; however, due to current market conditions and available information, the fair value of such debt is not readily determinable. Financial Accounting Standard Board ("FASB") ASC Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

The initial measurement of asset retirement obligations is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with proved oil and gas properties. Inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives, which are considered Level 3 inputs. A reconciliation of Victory’s asset retirement obligations is presented in Note 4.

Unamortized Discount:

Unamortized discount consists of value attributed to free standing equity instruments issued to the holders of affiliate note payable (see Note 6) and are amortized over the life of the related loans using a method consistent with the interest method. Amortization of debt discount totaled $40,296 for the three months ended March 31, 2017 and is included in interest expense on the condensed consolidated statements of operations. The following table shows the discount and related accumulated amortization as of March 31, 2017 and 2016:

	March 31,
	2017	2016
Original issuance discount	$160,000	$—

Accumulated amortization	(40,296)	—

Unamortized discount, net	$119,704	$—

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

Concentrations:

There is a ready market for the sale of crude oil and natural gas. During 2017 and 2016, our gas field and our producing wells sold their respective gas and oil production to one purchaser for each field or well. However, because alternate purchasers of oil and natural gas are readily available at similar prices, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results. A majority of the Company’s production and reserves are from the Eagle Ford property in South Texas and the Permian Basin of West Texas.

Earnings (Losses) per Share:

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to controlling interests by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. In accordance with ASC 260, Earnings per Share, awards of unvested shares shall be considered outstanding as of the respective grant dates for purposes of computing diluted EPS even though their exercise is contingent upon vesting. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

Income Taxes:

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets at March 31, 2017 and December 31, 2016. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

Stock-Based Compensation:

The Company applies ASC 718, Compensation-Stock Compensation, to account for the issuance of options and warrants to employees, key partners, directors, officers and Navitus investors. The standard requires all share-based payments, including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of options and warrants granted to employees, directors and officers is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of the Company’s stock price. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected term of the common stock option or warrant, the dividend yield and the risk-free interest rate.

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

The Company recognized stock-based compensation expense from stock awards, warrants, and stock options granted to directors, officers, and employees for services of $170,697 and $23,415 for the three months ended March 31, 2017 and 2016, respectively.

Recently Adopted Accounting Standards:

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidated Analysis. ASU 2015-02 amended the consolidation guidance by modifying the evaluation criteria for whether limited partnerships and similar legal entities are variable interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affecting the consolidated analysis of reporting entities that are involved with variable interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not have a material impact on our consolidated balance sheets, statements of operations or statements of cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest” (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs.” Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest” (Subtopic 835-30), which addresses the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. Therefore, the Company adopted ASU 2015-03 beginning January 1, 2016. Changes to the balance sheet have been applied on a retrospective basis. This resulted in the reclassification of debt issuance costs of $0 and $6,237 associated with our Credit Agreement from Other Assets to Current Note Payable in the Consolidated Balance Sheet as of the three months ended March 31, 2017 and the year ended December 31, 2016.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. The Company adopted ASU 2017-01 on January 1, 2017 and will apply the new guidance to applicable transactions going forward.

Recently Issued Accounting Standards:

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

Going Concern:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, the Company has incurred a net loss of $667,262 and $441,624 for the three months ended March 31, 2017 and 2016.

The cash proceeds from new contributions to the Aurora partnership by Navitus, and loans from affiliates have allowed the Company to continue operations and invest in new oil and natural gas properties. Management anticipates that operating losses will continue in the near term until new wells are drilled, successfully completed and incremental production increases revenue.The Company has invested $0 and $18,443, respectively, in leases, and drilling and completion costs, for the three months ended March 31, 2017 and 2016, respectively.
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

Subsequent to March 31, 2015, the Company terminated the LOI and notified Lucas pursuant to the Loan Agreement, that it would not extend any further credit to Lucas under the Loan Agreement. There were $0 associated costs incurred during the three-month periods ended March 31, 2017 and 2016.

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

Rogers Settlement and Amended Rogers Settlement Agreements

The Company and Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Collaboration Agreement, (ii) that the Company would pay Rogers, on or before July 15, 2015, $258,125, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $258,125 is made by the Company to the Rogers. Failure of the Company to make the payment of $258,125 on or before July 15, 2015, would result in the Company being in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. The Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement and as a result the additional Penn Virginia Property was returned to Lucas in September 2015. The full amount due under the Roger’s obligation including accrued interest at March 31, 2017 totals $337,043 and is included in accrued liabilities on the consolidated balance sheet.

Note 3 – Oil and natural gas properties, net of accumulated impairment (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	March 31, 2017	December 31, 2016
Proved property	$9,702,938	$9,695,367
Unproved property	$1,375,940	$1,375,940
Total oil and natural gas properties, at cost	$11,078,878	$11,071,307
Less: accumulated impairment	$(8,283,321)	$(8,283,321)
Oil and natural gas properties, net of impairment	$2,795,557	$2,787,986
Less: accumulated depletion	(2,188,860)	(2,166,643)
Oil and natural gas properties, net	$606,697	$621,343

Depletion, depreciation, amortization and accretion expense for the three months ended March 31, 2017 and 2016 was $25,041 and $48,019, respectively. During the three months ended March 31, 2017 and 2016, the Company recorded no impairment losses.

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability as of and for the three months ended March 31, 2017 and the twelve months ended December 31, 2016.

	March 31, 2017	December 31, 2016
Asset retirement obligation at beginning of period	$83,991	$109,171
Liabilities incurred on properties acquired and developed	—	—
Revisions to previous estimates	7,570	—
Liabilities on properties sold or settled	—	(27,850)
Accretion expense	1,208	2,670
Asset retirement obligation at end of period	$92,769	$83,991

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

The Forbearance Period was amended and extended on March 2, 2017 and will end on the first to occur of the following: (i) the expiration of the amended Forbearance Period on August 20, 2017, (ii) a breach by Aurora or any Guarantor of any of the conditions, covenants, representations and/or warranties set forth in the Forbearance Agreement, (iii) the occurrence of any new event of default under the Credit Agreement, (iv) the occurrence or threat of the occurrence of any enforcement action against Aurora or any Guarantor by any of their creditors which, in Lender’s reasonable judgment, would materially interfere with the operation of

Aurora’s or the Guarantor’s business or the Lender’s ability to collect on the obligations due under the Credit Agreement, (v) the institution of any bankruptcy proceeding relating to Aurora or any Guarantor, or (vi) the initiation by Aurora or any Guarantor of any judicial, administrative or arbitration proceedings against the Lender. The Lender’s agreement to forbear from exercising its rights and remedies as a result of the Existing Events of Default is subject to and conditioned upon the following: (i) the payment by Aurora to the Lender of at least $20,000 on or before the last business day of each calendar week occurring hereafter and (ii) the delivery by Aurora of such other documents, instruments and certificates as reasonably requested by Lender. The foregoing description of the Forbearance Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Forbearance Agreement. Since the execution of the extended Forbearance Agreement, the Company has paid the Lender $199,000. The balance owed on the Credit Agreement was $371,500 and $564,263 as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017 and 2016, the Company was out of compliance with the Current Ratio and with the EBITDAX to Cash Interest Ratio due to its reduced revenue streams from price and production declines and continued high general and administrative expenses. Therefore, the Company is in technical default of the Credit Agreement and related agreements. The Company has not yet been advised by the Lender of any additional actions the Lender plans to take.

Amortization of debt financing costs on this debt was $6,237 and $10,206 for the three months ended March 31, 2017 and 2016, respectively. Interest expense was $12,458 and $11,239 for the three months ended March 31, 2017, and 2016, respectively.

Note 6 – Related Party Transactions

David McCall, our general counsel and a director, is a partner in The McCall Firm. The fees are attributable to litigation involving the Company’s oil and natural gas operations in Texas. As of March 31, 2017 and 2016, the Company owed The McCall Firm $421,599, and $405,327 for these professional services.

On February 1, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Visionary Private Equity Group I, LP, a Missouri limited partnership (the “Investor”), pursuant to which the Investor agreed to purchase a unit comprised of (i) $320,000 principal amount of 12% unsecured six-month promissory note with a maturity date of the earlier of six months from the date of the note or the date the Company consummates a material business combination transaction (the "Note"), and (ii) a common stock purchase warrant to purchase 5,203,252 shares of the Company’s common stock, par value $0.001 per shares (the “Common Stock”) at an exercise price of $0.0923 per share (the “Warrant” and together with the Note, the “Unit”). The Investor, Visionary PE GP I, LLC, is the general partner of Visionary Equity Group I, LP. Mr. Ronald Zamber, one of the Company's directors, is the Managing Director and Chairman of Visionary Private Equity Group, and the Manager of Visionary PE GP I, LLC. The sale by the Company to the Investor of the Unit, pursuant to the Securities Purchase Agreement is referred to herein as the “Private Placement.” See Form 8-K filed on February 7, 2017.

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

During the three months ended March 31, 2017 the Company issued 2,640,000 warrants to directors, officers and employees for 2016 services with an exercise price of $0.06. Also during the three months ended March 31, 2017 the Company issued 660,000 warrants to purchase shares of common stock to Navitus at exercise prices ranging from $0.06 - $0.09. During the three months ended March 31, 2016 the Company issued 302,000 warrants to Navitus with an exercise price ranging from $0.15 - $0.21. These warrants to purchase shares of common stock were issued in consideration of capital contributions to Aurora pursuant to the Company's capital contribution agreement with Aurora. The warrants vest immediately and the Company valued the common stock warrants using the Black Scholes Option Pricing Model. The values for the three month periods ended March 31, 2017 and 2016, were $221,110 and $55,834, respectively.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April 15, 2016. This amount is included in Accrued Liabilities on the balance sheet as of March 31, 2017.

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
On December 9, 2016, Aurora/Victory and TELA entered into a Mutual Release and Settlement Agreement in which Aurora agreed to pay TELA $320,000 and in turn each Party agreed to release the other Party from any matter relating to the PSA, the litigation or any claims that were or could have been brought in the litigation. In accordance with the Mutual Release and Settlement Agreement, Aurora made the full payment on February 1, 2017.
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

Note 9 - Subsequent Events
During the period of April 1, 2017 through May 15, 2017, additional capital contributions from noncontrolling interest of $310,000 were received. This resulted in the issuance of an additional 310,000 warrants to purchase common stock of Victory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with (i) our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K"). Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations.

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying unaudited condensed consolidated financial statements.

General Overview

We are an independent growth-oriented oil and natural gas acquisition, exploration, development and production company based in Austin, Texas. We have historically been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of south Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics. However, we will also pursue opportunistic acquisitions in other areas of the country. Our current asset portfolio includes both vertical and horizontal wells in prominent formations such as the Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. We are focused on creating shareholder value by growing conventional oil and liquids-rich natural gas reserves and cash-flow via continued low-risk vertical well development on existing properties, as well as through the acquisition of new economically strong producing properties. This focus on returns is achieved by targeting predictable conventional and resources plays that provide favorable operating environments and lifting costs.

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

As of March 31, 2017, we held a working interest in 30 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas and the Eagle Ford area of south Texas.

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

Our Relationship with Aurora Energy Partners

We are the managing partner of Aurora Energy Partners, a Texas general partnership, which we refer to as Aurora, and we hold a 50% partnership interest in Aurora. Aurora is a consolidated subsidiary with Victory Energy Corporation for financial statement purposes. The Second Amended Partnership Agreement of Aurora, which we refer to as the Aurora Partnership Agreement, gives us control of Aurora. Article XI of the Aurora Partnership Agreement cannot be modified without the approval of all (100%) of the partners of Aurora, therefore we cannot be removed as a managing member of Aurora without our consent regardless of the percentage partnership interest held by the other partners of Aurora. Accordingly, consolidation is appropriate for all reporting periods. We currently conduct all of our oil and natural gas operations through, and hold all of our oil and natural gas assets through, Aurora. Aurora is the record title holder to substantially all of the oil and natural gas properties, wells and reserves referred to in this quarterly report. Through our partnership interest in Aurora, we are the beneficial owner of 50% of the oil and gas properties, wells and reserves held of record by Aurora.

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
Navitus Partners, LLC, a partner in the Navitus general partnership, continues to raise capital for contribution through Navitus to the Aurora partnership, the net proceeds of which will generally be used to fund Aurora's operations, as well as for the potential acquisition and development of targeted oil and gas opportunities. The investors in this offering will receive a 10% preferred return through their indirect interest in the Navitus partnership for five years and one warrant to purchase one share of Victory common stock for every dollar invested and additional benefits. Under the terms of the offering, Navitus has the right to contribute up to $15 million into Aurora and Victory is obligated to match the capital contribution amount of Navitus resulting from the offering. Victory is also required to match previous contributions made by Navitus. Under the agreement, Victory may also raise funds from other sources. Substantially all producing oil and natural gas assets are held in the Aurora partnership during the five year term of the Aurora Partnership Agreement which ends in October 2017.  As of March 31, 2017, Navitus has contributed an aggregate of $10.5 million into Aurora.

Going Concern

As presented in the consolidated financial statements, we have incurred a net loss of $667,262 and $441,624 during the three months ended March 31, 2017 and 2016, respectively, and losses are expected to continue in the near term. The accumulated deficit at March 31, 2017 was $46,808,011. We have been funding our operations from contributions made by Aurora, the Aurora bank credit facility, and advances from affiliated parties. Management anticipates that significant additional capital expenditures will be necessary to develop our oil and natural gas properties, which consist of proved and unproved reserves, some of which may be non-producing, before significant positive operating cash flows will be achieved.

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

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. The Company adopted ASU 2017-01 on January 1, 2017 and will apply the new guidance to applicable transactions going forward.

Factors affecting financial reporting of our general and administrative expenses

Our historical general and administrative expenses included in our results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Growth-in-business related general expenses

As part of our stated growth through acquisitions and development business plan, the Company incurred costs associated with one key acquisition, during the quarter ended March 31, 2017. Among other things, these additional general and administrative expenses include legal, and geological analysis costs associated with title examination of properties, contractual purchase and sale agreements and third party reservoir engineering and geologic assessments for reserve calculations. Additionally, as part of Aurora’s credit facility agreement, we also pay related legal expenses for property review and assessment. All of these expenses help us protect the assets of our Company and secure bank funding. These specific expenses are not quarterly recurring per se, however they will occur again when additional opportunities to increase reserves and future development opportunities present themselves. These expenses were significant, but enabled these key business growth transactions to be prudently managed. We estimate the acquisition related costs to be significant as we continue the execution of our strategy.

We have incurred significant costs to structure and manage our debt facility and will continue to incur such costs as our asset base allows prudent borrowing against our proved reserves. These costs can fluctuate as debt instruments are ended, modified and replaced with new creditor entities.

We have incurred non-recurring costs associated with investor and public relations which are critical to operate and expand in the public company arena. These include our engagement of an SEC registered ibroker-dealer that is a member of the Financial Industry Regulatory Authority as our Designated Advisor for Disclosure, or DAD, in connection with the change of our trading platform or market from OTCQB to the OTCQX. We believe that this change of markets to the OTCQX is a stepping stone for us to achieve our ultimate goal of becoming listed on a national securities exchange. Additionally, we engaged an investor relations and corporate communications firm to help improve investor communications, capital markets development and awareness.

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

Volume and Price Trends

The following tables summarize the volumes and prices realized by the Company for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Overall Barrel of Oil Equivalent or BOE production decreased 28% for the three months ended March 31, 2017. The decline in BOE production is largely associated with the natural decline of the wells primarily in the Adams Baggett Ranch.

	For the Three Months Ended March 31,
	2017	2016	Change
Period Production
Oil (Bbl)	1,168	2,240	(48)%
Gas (Mcf)	7,033	5,979	18%
BOE	2,340	3,237	(28)%
Daily Production
Oil (Bbl/d)	13	25	(48)%
Gas (Mcf/d)	78	66	18%
BOE/d	26	36	(28)%

During the three months ended March 31, 2017 and March 31, 2016, the price per barrel realized by the Company increased from $24.27 to $47.92 or 97%, respectively. For the three months ended March 31, 2017 and March 31, 2016 the price per Mcf realized by the Company increased from $1.95 to $4.17 or 114%, respectively.

	For the Three Months Ended March 31,
	2017	2016	Change
Realized Prices
Oil ($/bbl)	$47.92	$24.27	97%
Gas ($/Mcf)	4.17	1.95	114%
Value per BOE	$36.45	$20.39	79%

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three months ended March 31, 2017 and March 31, 2016.

	For the Three Months Ended March 31,
	Oil	Gas	Total

2016 Sales	$54,363	$11,630	$65,993
Change due to Volumes	(26,017)	2,050	(23,966)
Change due to Prices	27,620	15,654	43,273
2017 Sales	$55,966	$29,334	$85,300

The Company’s oil and gas revenue fluctuations are directly related to the volumes produced and the commodity prices paid over the respective periods presented.

Oil and gas sales decreased $23,966 due to volumes in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily driven by lower oil production.

Oil and gas sales increased $43,273 due to prices in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was due to higher market prices for both oil and gas.

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

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 were as follows:

	(Unaudited)
	Three Months Ended March 31,			Percentage
	2017	2016	Change	Change
Revenues
Oil and gas sales	$85,300	$65,993	$19,307	29%
Total revenues	85,300	65,993	19,307
Operating Expenses:
Lease operating costs	25,904	37,353	(11,449)	(31)%
Exploration and dry hole costs	1,903	—	1,903	100%
Production taxes	4,685	3,273	1,412	43%
General and administrative	603,663	444,161	159,502	36%
Depreciation, depletion, amortization and accretion	25,041	48,019	(22,978)	(48)%
Total operating expenses	661,196	532,806	128,390
Loss from operations	(575,896)	(466,813)	(109,083)
Other Income (Expense):
Management fee income	1,077	1,336	(259)	(19)%
Interest expense	(89,358)	(33,189)	(56,169)	169%
Total other income and expense	(88,281)	(31,853)	(56,428)
Loss before Tax Benefit	(664,177)	(498,666)	(165,511)
Tax benefit	—	—	—
Net loss	(664,177)	(498,666)	(165,511)
Less: Net income (loss) attributable to non-controlling interest	3,085	(57,042)	60,127	(105)%
Net Loss Attributable To Victory Energy Corporation	$(667,262)	$(441,624)	$(225,638)	(51)%

Revenues: Our revenues increased $19,307 or 29% to $85,300 for the three months ended March 31, 2017 from $65,993 for the three months ended March 31, 2016. The increase is primarily the result of increases in oil and natural gas commodity prices which was partially offset by a decrease in oil production.

Lease Operating Costs: Lease operating expenses decreased $11,449 or 31% to $25,904 for the three months ended March 31, 2017 from $37,353 for the three months ended March 31, 2016. The decline is primarily the result of a decrease in the total aggregate working interests held by the Company.

Production Taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes increased $1,412 or 43% to $4,685 for the three months ended March 31, 2017 from $3,273 for the three months ended March 31, 2016. The increase in production taxes is associated with higher oil and gas revenues.

Exploration and dry hole costs: Exploration expense increased $1,903 or 100% to $1,903 for the three months ended March 31, 2017 from $0 for the three months ended March 31, 2016. The increase in exploration expense is primarily the result of geological and geophysical (G&G) costs associated with the services related to acquisition and divestiture work.

General and Administrative Expense: General and administrative expenses increased $159,502 or 36% to $603,663 for the three months ended March 31, 2017 from $444,161 for the three months ended March 31, 2016. The increase is primarily due to stock compensation expenses incurred in 2017.

Depletion, Depreciation, Amortization, and Accretion: Depletion, depreciation, amortization,and accretion decreased $22,978 or 48% to $25,041 for the three months ended March 31, 2017 from $48,019 for the three months ended March 31, 2016. The decrease is primarily due to lower production volumes.

Management Fee Income: Management fee income decreased $259 or 19% to $1,077 for the three months ended March 31, 2017. This decline resulted from lower management fee billings to the Navitus Energy Group.

Interest Expense: Interest expense increased $56,169 or 169% for the three months ended March 31, 2017 from $33,189 for the three months ended March 31, 2016. The increase is primarily due to the newly issued note payable - affiliate.

Income Taxes: There is no provision for (benefit of) income taxes recorded for the three month period ended March 31, 2017 or March 31, 2016 due to the expected net operating losses, which we refer to as NOL, of both years.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2017 as compared to December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Cash	$20,479	$56,456
Total current assets	$66,253	$110,786
Total assets	$825,957	$885,675
Total current liabilities	$2,887,873	$3,307,419
Total liabilities	$2,928,321	$3,314,560

At March 31, 2017, the Company had a working capital deficit of $2,821,620 compared to a working capital deficit of $3,196,633 at December 31, 2016. Current liabilities decreased to $2,887,873 at March 31, 2017 from $3,307,419 at December 31, 2016 The decrease is primarily due to payments made to our Lender and other payables.

Net cash used in operating activities for the three months ended March 31, 2017 was $816,977 after the net loss of $664,177 was decreased by $242,271 in non-cash charges and offset by $395,071 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the three months ended March 31, 2016 of $257,870 after the net loss for that period of $498,666 was decreased by $81,640 in non-cash charges and $159,156 in changes to other operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2017 was $0. This compares to $18,443 for the three months ended March 31, 2016 all of which was used for acquisitions, leases, drilling and related costs.

Net cash provided by financing activities for three months ended March 31, 2017 was $781,000 which primarily relates to contributions from Navitus and affiliate note payable proceeds offset by principal payments on the debt financing. This compares to $302,000 of contributions from Navitus for the three months ended March 31, 2016.

Recent Transactions

One February 3, 2017, we completed a private placement pursuant to which Visionary Private Equity Group I, LP purchased a unit comprised of $320,000 principal amount of a 12% unsecured six-month promissory note, and a common stock purchase warrant to purchase 5,203,252 shares of our common stock at an exercise price of $0.0923 per share. The proceeds were used to settle an outstanding litigation relating to the case styled Tela Garwood Limited, LP v. Aurora Energy Partners and Victory Energy

Corporation, pursuant to a mutual release and settlement agreement, effective December 9, 2016, by and among the Company and the parties therein. The issuance of the note and the warrant were, and upon exercise of the warrant in accordance with its terms, the issuance and sale of common stock issued pursuant to the warrant will be, made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act.

Item 3. Qualitative and Quantitative Discussions about Market Risk

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include market risk factors in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, or CEO (our principal executive officer, and Chief Financial Officer, or CFO (our principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2017.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. Based on this assessment, our management concluded that our disclosure controls and procedures may not be effective as of March 31, 2017.
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
Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (or deferred in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April 15, 2016. This amount is included in Accrued Liabilities on the balance sheet as of March 31, 2017.

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
On December 9, 2016, Aurora/Victory and TELA entered into a Mutual Release and Settlement Agreement in which Aurora agreed to pay TELA $320,000 and in turn each Party agreed to release the other Party from any matter relating to the PSA, the litigation or any claims that were or could have been brought in the litigation. In accordance with the Mutual Release and Settlement Agreement, Aurora made the full payment on February 1, 2017.
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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
We have substantial liabilities that require that we raise additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our existing stockholders.
As of March 31, 2017, we had $20,479 of cash, current assets of $66,253, current liabilities of $2,887,873 and a working capital deficit of $2,821,620. Our current liabilities include $2,248,073 of accounts payable and accrued liabilities, some of which are past due, and $578,196 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all. We are currently unable to pay our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the three months ended March 31, 2017:

During the three months ended March 31, 2017 we issued 2,640,000 warrants to directors, officers and employees for 2016 services with an exercise price of $0.06.

During the three months ended March 31, 2017 we issued 660,000 warrants to purchase shares of common stock to Navitus at exercise prices ranging from $0.06 - $0.09. These warrants to purchase shares of common stock were issued in consideration of capital contributions to Aurora of $660,000 pursuant to our capital contribution agreement with Aurora.

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

4.1
Unsecured Promissory Note, dated February 3, 2017, issued by Victory Energy Corporation in favor of Visionary Private Equity Group I, LP in the original principal amount of $320,000. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2017.

4.2
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

10.2
Registration Rights Agreement, dated February 3, 2017, between Victory Energy Corporation and Visionary Private Equity Group I, LP. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 2017.

10.3
Mutual Release and Settlement Agreement, effective December 9, 2016, by and among Tela Garwood Limited, LP, Aurora Energy Partners and Victory Energy Corporation [Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2016

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

VICTORY ENERGY CORPORATION

Date:	May 15, 2017	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director