Form 10-Q
period 2017-09-30
VICTORY ENERGY CORP
filed 2017-11-14
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2017, there were 31,220,326 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

Part I – Financial Information

Item 1. Financial Statements

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,630	$56,456
Accounts receivable	37,755	44,379
Accounts receivable - affiliates	207,828	137,556
Prepaid expenses	10,096	9,951
Total current assets	266,309	248,342
Fixed Assets
Furniture and equipment	43,622	46,883
Accumulated depreciation	(41,672)	(30,893)
Total furniture and fixtures, net	1,950	15,990
Oil and gas properties, net of impairment (successful efforts method)	2,787,986	2,787,986
Accumulated depletion	(2,234,098)	(2,166,643)
Total oil and gas properties, net	553,888	621,343
Intangible assets	17,630,000	—
Total Assets	$18,452,147	$885,675
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$572,295	$420,559
Accrued liabilities	419,069	746,491
Accrued liabilities - related parties	65,000	1,489,973
Liability for unauthorized preferred stock issued	9,283	9,283
Note payable (net of unamortized deferred financing costs)	—	564,263
Note payable (net of debt discount) - affiliate	550,000	—
Asset retirement obligation	63,421	76,850
Total current liabilities	1,679,068	3,307,419
Other Liabilities
Asset retirement obligations	29,688	7,141
Total long term liabilities	29,688	7,141
Total Liabilities	1,708,756	3,314,560
Stockholders' Equity (Deficit)
Preferred Series B stock, $0.001 par value, 800,000 shares authorized, 800,000 shares and 0 shares issued and outstanding for September 30, 2017 and December 31, 2016, respectively	800	—
Preferred Series C stock, $0.001 par value, 810,000 shares authorized, 180,000 shares and 0 shares issued and outstanding for September 30, 2017 and December 31, 2016, respectively	180	—
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 20,000 shares and 0 shares issued and outstanding for September 30, 2017 and December 31, 2016, respectively	20	—
Common stock, $0.001 par value, 47,500,000 shares authorized, 31,220,326 shares and 31,220,326 shares issued and outstanding for September 30, 2017 and December 31, 2016, respectively	31,220	31,220
Receivable for stock subscription	(5,000,000)	—
Additional paid-in capital	60,680,232	35,795,479
Accumulated deficit	(47,992,475)	(46,140,750)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Total Victory Energy Corporation stockholders' equity (deficit)	7,719,977	(10,314,051)
Non-controlling interest	9,023,414	7,885,166
Total stockholders' equity (deficit)	16,743,391	(2,428,885)
Total Liabilities and Stockholders' Equity (Deficit)	$18,452,147	$885,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017		2016	2017	2016
Revenues
Oil and gas sales	$57,764		$73,065	$213,744	$218,243
Gain on settlement and sale of oil and gas properties	—	—	—	—	64,824
Total revenues	57,764		73,065	213,744	283,067
Operating Expenses:
Lease operating costs	13,145		20,585	70,885	83,712
Exploration and dry hole cost	—		—	2,218	—
Production taxes	3,322		4,097	11,813	11,152
General and administrative	510,636		190,675	1,628,124	1,258,833
Depreciation, depletion, amortization, and accretion	29,916		32,729	92,216	109,016
Total operating expenses	557,019		248,086	1,805,256	1,462,713
Loss from operations	(499,255)		(175,021)	(1,591,512)	(1,179,646)
Other Income (Expense):
Management fee income	869		772	2,768	3,413
Interest expense	(106,742)		(33,300)	(294,733)	(99,613)
Total other income and expense	(105,873)		(32,528)	(291,965)	(96,200)
Loss before Tax Benefit	(605,128)		(207,549)	(1,883,477)	(1,275,846)
Tax benefit	—		—	—	—
Net loss	(605,128)		$(207,549)	(1,883,477)	(1,275,846)
Less: Net loss attributable to non-controlling interest	(5,954)		(12,033)	(31,752)	(95,229)
Net loss attributable to Victory Energy Corporation	$(599,174)		$(195,516)	$(1,851,725)	$(1,180,617)

Weighted average shares, basic and diluted	31,220,326		31,220,326	31,220,326	31,220,326
Net loss per share, basic and diluted	$(0.02)		$(0.01)	$(0.06)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,883,477)	$(1,275,846)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of asset retirement obligations	9,118	2,129
Amortization of debt discount	210,000	—
Amortization of deferred financing costs	6,237	30,617
Gain on settlement and sale of oil and gas properties	—	(64,824)
Depletion, depreciation, and amortization	78,234	106,887
Stock based compensation	236,221	72,071

Change in operating assets and liabilities
Accounts receivable	6,624	(5,677)
Accounts receivable - affiliate	(70,272)	(3,413)
Prepaid expense	(145)	5,238
Accounts payable	151,736	(418,151)
Accrued liabilities - related parties	(255,441)	326,127
Accrued liabilities	(7,422)	(125,515)
Accrued interest note payable - affiliate	50,000	—
Net cash used in operating activities	(1,468,587)	(1,350,357)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease purchases, drilling capital expenditures	—	(18,442)
Proceeds from sale of assets	—	8,294
Revisions of furniture and fixtures	3,261	—
Net cash provided by (used in) investing activities	3,261	(10,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Non-controlling interest contributions	1,170,000	1,372,000
Debt financing proceeds - affiliate	820,000	—
Principal payments of debt financing	(570,500)	(8,000)
Net cash provided by financing activities	1,419,500	1,364,000
Net Change in Cash and Cash Equivalents	(45,826)	3,495
Beginning Cash and Cash Equivalents	56,456	2,384
Ending Cash and Cash Equivalents	$10,630	$5,879

Supplemental cash flow information:
Cash paid for:
Interest	$20,469	$33,633
Non-cash investing and financing activities:
Accrued interest and amortization of debt discount	$274,264	$—
Accrued capital expenditures	$—	$233,323
Revisions to depreciation	$4,864	$—
Intangible Assets	$17,630,000	$—

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

Note 1 – Organization and Summary of Significant Accounting Policies

Victory, a growth stage, oil and gas exploration and production company, announced on August 22, 2017 that it is transitioning its business into a technology focused oilfield services company, as a result of entering into a transaction agreement, effective August 21, 2017 (the “Transaction Agreement”), sublicense agreement and other related agreements with Armacor Victory Ventures, LLC (“AVV”). In this report, “the Company”, "we" and "our" refers to the consolidated accounts and presentation of Victory and Aurora Energy Partners ("Aurora"), with the equity of non-controlling interests stated separately.

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a divestiture agreement (the “Divestiture Agreement”) with Navitus Energy Group (“Navitus”), pursuant to which the Company has agreed to divest and transfer its 50% ownership interest in Aurora to Navitus (the “Divestiture”). Closing of the Divestiture Agreement is subject to Shareholder Approval at the shareholders meeting, which is scheduled for November 20, 2017 (the "Shareholders Meeting") and other customary closing conditions, and is expected to occur shortly after approval at the Shareholders Meeting.

The Company's current operations are primarily located onshore in Texas and New Mexico. The Company was organized under the laws of the State of Nevada on January 7, 1982. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, Texas.

A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below.

Basis of Presentation and Consolidation:

Victory is the managing partner of Aurora, and holds a fifty percent (50%) partnership interest in Aurora. Aurora, a subsidiary of the Company, is consolidated with Victory for financial statement reporting purposes, as the terms of the partnership agreement that govern the operations of Aurora give Victory effective control of the partnership. The consolidated financial statements include the accounts of Victory and the accounts of Aurora. The Company’s management, in considering accounting policies pertaining to consolidation, has reviewed the relevant accounting literature. The Company follows the relevant accounting literature in assessing whether the rights of the non-controlling interests should overcome the presumption of consolidation when a majority voting or controlling interest in its investee “is a matter of judgment that depends on facts and circumstances". In applying the circumstances and contractual provisions of the partnership agreement, management determined that the non-controlling rights do not, individually or in the aggregate, provide for the non-controlling interest to “effectively participate in significant decisions that would be expected to be made in the ordinary course of business.” The rights of the non-controlling interest are protective in nature. All intercompany balances have been eliminated in consolidation. Certain reclassifications of prior year balances have been made to confirm such amounts to current year classifications. The reclassifications have no prior impact on net income. As discussed above, the Company entered into a Divestiture Agreement with Navitus. Upon the closing of the Divestiture Agreement, Aurora will no longer be consolidated with Victory for financial statement reporting purposes.

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

The non-controlling interest in Aurora is held by Navitus. As of September 30, 2017, $9,023,414 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing a third-party investment in Aurora, with net loss attributable to non-controlling interest of $5,954 and $12,033 for the three months ended September 30, 2017 and 2016, respectively, and $31,752 and $95,229 for the nine months ended September 30, 2017 and 2016, respectively. As of December 31, 2016, $7,885,166 was recorded as the equity of the non-controlling interest in our consolidated balance sheets representing a third-party investment in Aurora. As discussed above, the Company entered into a Divestiture Agreement with Navitus. Upon the closing of the Divestiture Agreement, Aurora will no longer be consolidated with Victory for financial statement reporting purposes.

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

The Company recorded no impairment expense for the three and nine months ended September 30, 2017 and 2016, respectively based on the analysis above.

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

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of three to seven years. The Company recorded depreciation expense of $1,461 and $10,779 for the three and nine months ended September 30, 2017.

Intangible Assets:

Our intangible assets are comprised of contract-based and marketing-related intangible assets. Our contract-based intangible assets include a sublicense agreement and a trademark license. The contract-based intangible assets have useful lives of 11.1 years to 15 years. As of September 30, 2017 the Company has not begun to use the economic benefits of the sublicense agreement and the trademark license and, accordingly, they were not amortized. We will begin to amortize the contract-based intangible assets using the straight-line amortization method over their respective useful lives once we have begun to use their economic benefits. Our marketing related intangible assets include three non-compete agreements all of which have useful lives of 15 years. As of September 30, 2017 the Company has not begun to use the economic benefits of the non-compete agreements and, accordingly, they were not amortized. We will begin to amortize the marketing-related intangible assets using the straight-line amortization method over their respective useful lives once we have begun to use their economic benefits. The remaining useful lives of intangible assets will be evaluated each reporting period. Intangible assets will be tested for impairment at least annually and upon a triggering event. The following table shows intangible assets and related accumulated amortization as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Sublicense agreement	$11,330,000	$—
Trademark license	6,030,000	—
Non-compete agreements	270,000	—
Accumulated amortization	—	—
Intangible assets, net	$17,630,000	$—

Cash and Cash Equivalents:

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at September 30, 2017 and December 31, 2016.

Accounts Receivable:

Our accounts receivable are primarily from purchasers of natural gas and oil and exploration and production companies which own an interest in properties we operate.

Fair Value:

At September 30, 2017 and December 31, 2016, the carrying value of the Company's financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to the Company's current credit worthiness, the fair value of debt could be less than the book value; however, due to current market conditions and available information, the fair value of such debt is not readily determinable. Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

Unamortized Discount:

Unamortized discount consists of value attributed to free standing equity instruments issued to the holders of affiliate note payable (see Note 6) and are amortized over the life of the related loans using a method consistent with the interest method. Amortization of debt discount totaled $210,000 for the nine months ended September 30, 2017 and is included in interest expense in the condensed consolidated statements of operations. The following table shows the discount and related accumulated amortization as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Original issuance discount	$210,000	$—

Accumulated amortization	(210,000)	—

Unamortized discount, net	$—	$—

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

Accordingly, the Company has a full valuation allowance against its net deferred tax assets at September 30, 2017 and December 31, 2016. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

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

The Company recognized stock-based compensation expense from stock awards, warrants, and stock options granted to directors, officers, employees and third parties of $101,415 and $14,662 for the three months ended September 30, 2017 and 2016, respectively and $236,221 and $72,071 for the nine months ended September 30, 2017 and 2016, respectively.

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

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. In August 2015, FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), which addresses the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. Therefore, the Company adopted ASU 2015-03 beginning January 1, 2016. Changes to the balance sheet have been applied on a retrospective basis. This resulted in the reclassification of debt issuance costs of $6,237 and $40,823 associated with our Credit Agreement from Other Assets to Current Note Payable in the Consolidated Balance Sheet as of the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

Going Concern:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, the Company has incurred a net loss of $599,174 and $195,516 for the three months ended September 30, 2017 and 2016, respectively, and net losses of $1,851,725 and $1,180,617 for the nine months ended September 30, 2017 and 2016, respectively.

The cash proceeds from new contributions to the Aurora partnership by Navitus, and loans from affiliates have allowed the Company to continue operations. Management anticipates that operating losses will continue in the near term until the Company begins to operate as a technology focused oilfield services company. The Company has invested $0 and $18,442, respectively, in leases, and drilling and completion costs, for the nine months ended September 30, 2017 and 2016, respectively.
On August 21, 2017 the Company entered into a loan agreement (the “Loan Agreement”) with Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”) pursuant to which VPEG loaned $500,000 to the Company. This loan provided short-term financing required for operating and transaction expenses.

On August 21, 2017, the Company entered into a Transaction Agreement with Armacor, pursuant to which Armacor (i) granted to the Company a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense (the “License”) to all of Armacor’s owned and licensed intellectual property for use in the Oilfield Services Business (as defined in the Transaction Agreement), and (ii) agreed to contribute to the Company $5,000,000 (the “Cash Contribution”), in exchange for which the Company issued 800,000 shares (the “Armacor Shares”) of its newly designated Series B Convertible Preferred Stock. The Cash contribution is expected upon Shareholder Approval and will provide financing for the development and execution of the sales and distribution business growth plan.

The accompanying consolidated financial statements are prepared as if the Company will continue as a going concern. The consolidated financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 - Acquisitions and Dispositions

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

Subsequent to March 31, 2015, the Company terminated the LOI and notified Lucas pursuant to the Loan Agreement, that it would not extend any further credit to Lucas under the Loan Agreement. There were $0 associated costs incurred during the nine-month periods ended September 30, 2017 and 2016.

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

Rogers Settlement and Amended Rogers Settlement Agreements

The Company and Rogers agreed, among other things: (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Collaboration Agreement; (ii) that the Company would pay Rogers, on or before July 15, 2015, $258,125; and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $258,125 is made by the Company to the Rogers. Failure of the Company to make the payment of $258,125 on or before July 15, 2015, would result in the Company being in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $26,616. The Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement and as a result the additional Penn Virginia Property was returned to Lucas in September 2015. The full amount due under the Roger’s obligation including accrued interest at September 30, 2017 totals $362,408 and is included in accrued liabilities on the consolidated balance sheet.

Divestiture Agreement

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a Divestiture Agreement with Navitus, pursuant to which the Company has agreed to divest and transfer its 50% ownership interest in Aurora to Navitus, which currently owns the remaining 50% interest, in consideration for a release from Navitus of all of the Company’s obligations under the second amended partnership agreement, dated October 1, 2011, between Victory and Navitus (the “Partnership Agreement”), including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity. The Company has also agreed to pay off or otherwise satisfy all indebtedness and other material liabilities of Aurora at or prior to closing of the Divestiture Agreement.

Closing of the Divestiture Agreement is subject to Shareholder Approval at the Shareholders Meeting and other customary closing conditions, including, without limitation, the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; execution of an amendment and restatement of the Partnership Agreement; and execution of a mutual release by the parties. Closing is expected to occur shortly after approval at the Shareholders Meeting.

The Divestiture Agreement may be terminated (i) by mutual written consent, (ii) by either party if any governmental entity has issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by Divestiture Agreement, (iii) by either party if the other party has breached is representations and warrants or any covenant or other agreement to be performed by it in a manner such that the closing conditions would not be satisfied; (iv) by Navitus if (a) its conditions set forth in the Divestiture Agreement have been satisfied and the Company fails to consummate the Divestiture on the date the closing should have occurred pursuant to the Divestiture Agreement and (b) Navitus has irrevocably confirmed in writing that all the Company’s conditions set forth in the Divestiture Agreement have been satisfied or that it is willing to waive all unsatisfied conditions and it stands ready, willing and able to consummate the closing on such date; or (v) by the Company if (a) its conditions set forth in the Divestiture Agreement have been satisfied and Navitus fails to consummate the Divestiture on the date the closing should have occurred pursuant to the Divestiture Agreement and (b) the Company has irrevocably confirmed in writing that all Navitus’ conditions set forth in the Divestiture Agreement have been satisfied or that it is willing to waive all unsatisfied conditions and it stands ready, willing and able to consummate the closing on such date.

The foregoing summary of the terms and conditions of the Divestiture Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of that agreement filed as an exhibit to this report.

Note 3 – Oil and natural gas properties, net of accumulated impairment (under successful efforts accounting)

Oil and natural gas properties are comprised of the following:

	September 30, 2017	December 31, 2016
Proved property	$9,695,367	$9,695,367
Unproved property	$1,375,940	$1,375,940
Total oil and natural gas properties, at cost	$11,071,307	$11,071,307
Less: accumulated impairment	$(8,283,321)	$(8,283,321)
Oil and natural gas properties, net of impairment	$2,787,986	$2,787,986
Less: accumulated depletion	(2,234,098)	(2,166,643)
Oil and natural gas properties, net	$553,888	$621,343

Depletion and accretion expense for the three months ended September 30, 2017 and 2016 was $28,455 and $31,114, respectively, and $76,573 and $104,168 for the nine months ended September 30, 2017 and 2016, respectively. During the three and nine months ended September 30, 2017 and 2016, the Company recorded no impairment losses.

Note 4 – Asset Retirement Obligations

The following table is a reconciliation of the ARO liability as of and for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016.

	September 30, 2017	December 31, 2016
Asset retirement obligation at beginning of period	$83,991	$109,171
Liabilities incurred on properties acquired and developed	—	—
Revisions to previous estimates	7,486	—
Liabilities on properties sold or settled	—	(27,850)
Accretion expense	1,632	2,670
Asset retirement obligation at end of period	$93,109	$83,991

Note 5 – Revolving Credit Agreement

On February 20, 2014, Aurora, as borrower, entered into a credit agreement (the "Credit Agreement") with Texas Capital Bank (“the Lender”). Guarantors on the Credit Agreement are Victory and Navitus, the two partners of Aurora. Pursuant to the Credit Agreement, the Lender agreed to extend credit to Aurora in the form of: (a) one or more revolving credit loans (each such loan, a “Loan”); and (b) the issuance of standby letters of credit, of up to an aggregate principal amount at any one time not to exceed the lesser of: (i) $25,000,000; or (ii) the borrowing base in effect from time to time (the “Commitment”). The initial borrowing base on February 20, 2014 was set at $1,450,000. The borrowing base is determined by the Lender, in its sole discretion, based on customary lending practices, review of the oil and natural gas properties included in the borrowing base, financial review of Aurora, the Company and Navitus and such other factors as may be deemed relevant by the Lender. The borrowing base is re-determined: (i) on or about September 30 of each year based on the previous December 31 reserve report prepared by an independent reserve engineer; and (ii) on or about August 31 of each year based on the previous September 30 reserve report prepared by Aurora’s internal reserve engineers or an independent reserve engineer and certified by an officer of Aurora. The Credit Agreement will mature on February 20, 2017. Amounts borrowed under the Credit Agreement will bear interest at rates equal to the lesser of: (i) the maximum rate of interest which may be charged or received by the Lender in accordance with applicable Texas law; and (ii) the interest rate per annum publicly announced from time to time by the Lender as the prime rate in effect at its principal office plus the applicable margin. The applicable margin is: (i) with respect to Loans, one percent (1.00%) per annum; (ii) with respect to letter of credit fees, two percent (2.00%) per annum; and (iii) with respect to commitment fees, one-half of one percent (0.50%) per annum. Loans made under the Credit Agreement are secured by: (i) a first priority lien in the oil and gas properties of Aurora, the Company and Navitus; and (ii) a first priority security interest in substantially all of the assets of Aurora and its subsidiaries, if any, as well as in all (100%) of the partnership interests in Aurora held by the Company and Navitus. Loans made under the Credit Agreement to Aurora are fully guaranteed by the Company and Navitus.

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

The Forbearance Period was amended and extended on March 2, 2017 and will end on the first to occur of the following: (i) the expiration of the amended Forbearance Period on August 20, 2017; (ii) a breach by Aurora or any Guarantor of any of the conditions, covenants, representations and/or warranties set forth in the Forbearance Agreement; (iii) the occurrence of any new event of default under the Credit Agreement; (iv) the occurrence or threat of the occurrence of any enforcement action against Aurora or any Guarantor by any of their creditors which, in Lender’s reasonable judgment, would materially interfere with the operation of Aurora’s or the Guarantor’s business or the Lender’s ability to collect on the obligations due under the Credit Agreement; (v) the institution of any bankruptcy proceeding relating to Aurora or any Guarantor; or (vi) the initiation by Aurora or any Guarantor of any judicial, administrative or arbitration proceedings against the Lender. The Lender’s agreement to forbear from exercising its rights and remedies as a result of the Existing Events of Default is subject to and conditioned upon the following: (i) the payment by Aurora to the Lender of at least $20,000 on or before the last business day of each calendar week occurring hereafter; and (ii) the delivery by Aurora of such other documents, instruments and certificates as reasonably requested by Lender. The foregoing description of the Forbearance Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Forbearance Agreement. Since the execution of the extended Forbearance Agreement, the Company has paid the Lender $570,500. The balance owed on the Credit Agreement was $0 and $672,000 as of September 30, 2017 and December 31, 2016, respectively.
Amortization of debt financing costs on this debt was $6,237 and $30,617 for the nine months ended September 30, 2017 and 2016, respectively. Interest expense was $20,415 and $33,633 for the nine months ended September 30, 2017, and 2016, respectively.

Note 6 – Related Party Transactions

As discussed in Note 2 - Acquisitions and Dispositions, on August 21, 2017, in connection with the Transaction Agreement, the Company entered into a Divestiture Agreement with Navitus pursuant to which the Company has agreed to divest and transfer its 50% ownership interest in Aurora to Navitus (the “Divestiture”), which currently owns the remaining 50% interest, in consideration for a release from Navitus of all of the Company’s obligations under the second amended partnership agreement, dated October 1, 2011, between Victory and Navitus (the “Partnership Agreement”)

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release (the “VPEG Settlement Agreement”) with Visionary Private Equity Group I, LP ("VPEG"), pursuant to which all obligations of the Company to VPEG to repay indebtedness for borrowed money, other than the VPEG Note (described below), which totaled $873,409.64, including all accrued, but unpaid, interest thereon, was converted into 110,000.472149068 shares (the “VPEG Shares”) of the Company’s newly designated Series C Preferred Stock. Some of the obligations of the Company to VPEG arose pursuant to a securities purchase agreement, dated February 1, 2017, between the Company and VPEG, pursuant to which VPEG purchased a unit comprised of (i) a twelve percent (12%) unsecured six-month promissory note in the principal amount of $320,000 and (ii) a common stock purchase warrant to purchase 5,203,252 shares of the Company’s Common Stock at an exercise price of $0.0923 per share. Pursuant to the VPEG Settlement Agreement, the twelve percent (12%) unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant.

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release (the “Navitus Settlement Agreement”) with Ron Zamber and Greg Johnson, affiliates of Navitus, pursuant to which all obligations of the Company to Ron Zamber and Greg Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, including all accrued, but unpaid, interest thereon, was converted into 65,591.4971298402 shares of the Company’s newly designated Series C Preferred Stock, 46,699.9368965913 shares of which were issued to Ron Zamber and 18,891.5602332489 shares of which were issued to Greg Johnson (together, “Navitus Shares”).

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release with Ron Zamber and Kim Rubin Hill, pursuant to which all obligations of the Company to Ron Zamber and Kim Rubin Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, including all accrued, but unpaid, interest thereon, was converted into 4,408.03072109140 shares of the Company’s newly designated Series C Preferred Stock,

1,889.1560233249000 shares of which were issued to Ron Zamber and 2,518.8746977665000 shares of which were issued to Kim Rubin Hill.

David McCall, our general counsel and a director, is a partner in The McCall Firm. Fees related to his services are attributable to litigation involving the Company’s oil and natural gas operations in Texas. On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release (the “McCall Settlement Agreement”) with McCall Law Firm (“McCall”), pursuant to which all obligations of the Company to McCall to repay indebtedness for borrowed money, which totaled $380,323, including all accrued, but unpaid, interest thereon, was converted into 20,000 shares (the “McCall Shares”) of the Company’s newly designated Series D Preferred Stock. As of September 30, 2017 and December 31, 2016, the Company owed The McCall Firm $0 and $503,377, respectively.

On August 21, 2017 the Company entered into a loan agreement (the “Loan Agreement”) with VPEG pursuant to which VPEG loaned $500,000 to the Company. Such loan is evidenced by a secured convertible original issue discount promissory note (the “VPEG Note”) issued by the Company to VPEG on August 21, 2017. The VPEG Note reflects an original issue discount of $50,000 such that the principal amount of the VPEG Note is $550,000, notwithstanding the fact that the loan is in the amount of $500,000. The VPEG Note does not bear any interest in addition to the original issue discount; provided that upon the occurrence of an event of default (as defined in the VPEG Note), interest upon the unpaid principal amount shall begin to accrue at a rate equal to the lesser of (i) eight percent (8%) per annum or (ii) the maximum interest rate allowed from time to time under applicable law. The VPEG Note was to mature on September 1, 2017 and is secured by a security interest in all of the Company’s assets. VPEG has the right, exercisable at any time prior to payment in full, to convert all or any portion of the principal amount then outstanding, plus all accrued but unpaid interest, into shares of the Company’s common stock at a conversion price equal to $0.04 per share, subject to adjustment.

During the nine months ended September 30, 2017, advances totaling $65,000 were made by VPEG. Mr. Ronald Zamber, one of the Company's directors, is the Managing Director and Chairman of VPEG. These amounts are recorded in Accrued liabilities - related parties as of September 30, 2017. As described further in Note 9 - Subsequent Events, per an amendment to the Loan Agreement and Note (the “Amendment”), these advances became part of the increased loan amount.

Note 7 – Shareholders’ Equity

Preferred stock

The Company is authorized to issue 2,500,000 shares of $0.001 par value preferred stock. The company has designated 200,000 shares of its preferred stock as Series A Preferred Stock, 800,000 shares as Series B Preferred Stock, 810,000 shares as Series C Preferred Stock and 20,000 shares as Series D Preferred Stock and 670,000 shares of Preferred Stock remain undesignated. The Company has 1,000,000 shares of preferred stock issued and outstanding as of September 30, 2017.

The terms of the Series B Convertible Preferred Stock are governed by a certificate of designation (the “Series B Certificate of Designation”) filed by the Company with the Nevada Secretary of State on August 21, 2017. Pursuant to the Series B Certificate of Designation, the Company designated 800,000 shares of its preferred stock as Series B Convertible Preferred Stock.

On August 21, 2017, Victory Energy Corporation (the “Victory”) entered into a transaction agreement (the “Transaction Agreement”) with Armacor Victory Ventures, LLC, a Delaware limited liability company (“Armacor”), pursuant to which Armacor (i) granted to Victory a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense (the “License”) to all of Armacor’s owned and licensed intellectual property for use in the Oilfield Services Business (as defined in the Transaction Agreement), and (ii) agreed to contribute to Victory $5,000,000 (the “Cash Contribution”), in exchange for which the Company issued 800,000 shares (the “Armacor Shares”) of its newly designated Series B Convertible Preferred Stock. The closing of the Transaction Agreement (the “Closing”) also occurred on August 21, 2017.

On the later to occur of (i) the date on which all Funding Conditions (as defined in the Transaction Agreement) have been satisfied, and (ii) the date that Armacor Victory Ventures, LLC pays the Company the entire Cash Contribution (as defined in the Transaction Agreement) in accordance with the Transaction Agreement (the "Conversion Date"), each share of Preferred B Stock plus accrued, but unpaid, dividends thereon shall be automatically converted into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value by the Conversion Price in effect on the Conversion Date. The "Conversion Price" shall initially be equal to $0.04. Such initial Conversion Price, and the rate at which shares of Preferred B Stock plus accrued, but unpaid dividends thereon, may be converted into shares of Common Stock, shall be subject to adjustment as provided in Exhibit A of the the Series B Certificate of Designation.

The terms of the Series C Preferred Stock are governed by a certificate of designation (the “Series C Certificate of Designation”) filed by the Company with the Nevada Secretary of State on August 21, 2017. Pursuant to the Series C Certificate of Designation, the Company designated 810,000 shares of its preferred stock as Series C Preferred Stock.

As discussed in Note 6 – Related Party Transactions, On August 21, 2017, the Company entered into the VPEG Settlement Agreement, the Navitus Settlement Agreement and the Insider Settlement Agreement pursuant to which the Company issued 180,000 shares of the Company’s newly designated Series C Preferred Stock.

On the date on which all Funding Conditions (as defined in the Transaction Agreement) have been satisfied (the "Conversion Date"), each share of Preferred C Stock plus accrued, but unpaid, dividends thereon shall be automatically converted into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value by the Conversion Price in effect on the Conversion Date. The "Conversion Price" shall initially be equal to $0.04. Such initial Conversion Price, and the rate at which shares of Preferred C Stock plus accrued, but unpaid dividends thereon, may be converted into shares of Common Stock, shall be subject to adjustment as provided in Exhibit A of the the Series C Certificate of Designation.

The terms of the Series D Preferred Stock are governed by a certificate of designation (the “Series D Certificate of Designation”) filed by the Company with the Nevada Secretary of State on August 21, 2017. Pursuant to the Series D Certificate of Designation, the Company designated 20,000 shares of its preferred stock as Series D Preferred Stock.

As discussed in Note 6 – Related Party Transactions, On August 21, 2017, the Company entered into the McCall Settlement Agreement pursuant to which the Company issued 20,000 shares of the Company’s newly designated Series D Preferred Stock.

If, following the date when Shareholder Approval (as defined in the Transaction Agreement) has been obtained, any portion of the Redemption Price has not been paid by the Company on any Redemption Date, the Holder of Series D Preferred Stock may, at its option, elect to convert each share of Preferred D Stock plus accrued, but unpaid dividends thereon, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value by the Conversion Price in effect on the Conversion Date; provided, however, that in lieu of such conversion and before giving effect thereto, the Company may elect to bring current the redemption payments payable under Section 6 of Exhibit A of the the Series D Certificate of Designation. The "Conversion Price" shall initially be equal to $0.04. Such initial Conversion Price, and the rate at which shares of Preferred D Stock plus accrued, but unpaid dividends thereon, may be converted into shares of Common Stock, shall be subject to adjustment as provided in Exhibit A of the the Series D Certificate of Designation.

Common stock

The Company is authorized to issue 47,500,000 shares of $0.001 par value common stock, and has 31,220,326 shares of common stock outstanding as of September 30, 2017.

During the three months ended September 30, 2017 the Company issued 7,500,000 options to purchase shares of common stock to an employee with an exercise price of $0.04. The options vest ratably over 36 months.

During the nine months ended September 30, 2017 the Company issued 2,640,000 warrants to purchase shares of common stock to directors, officers and employees for 2016 services with an exercise price of $0.06. During the nine months ended September 30, 2017 the Company issued 5,203,252 warrants to purchase shares of common stock to Visionary Private Equity Group I, LP at an exercise price of $0.0923. During the nine months ended September 30, 2017 the Company issued 2,044,679 warrants to purchase shares of common stock to a vendor in exchange for services rendered at an exercise price of $0.04. During the nine months ended September 30, 2017 the Company issued 1,170,000 warrants to purchase shares of common stock to Navitus at exercise prices ranging from $0.04 - $0.09. During the nine months ended September 30, 2016 the Company issued 1,372,000 warrants to Navitus with an exercise price ranging from $0.15 - $0.21. These warrants to purchase shares of common stock were issued in consideration of capital contributions to Aurora pursuant to the Company's capital contribution agreement with Aurora. The warrants vest immediately.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April 15, 2016. The balance was fully paid as of September 30, 2017.

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

Note 9 - Subsequent Events

As discussed in Note 6 - Related Party Transactions, on August 21, 2017, the Company entered into a Loan Agreement with VPEG , pursuant to which VPEG loaned $500,000 to the Company. On October 11, 2017, the Company and VPEG entered into the Amendment, pursuant to which the parties agreed to (i) increase the loan amount to $565,000, (ii) increase the principal amount of the Note to $621,500, reflecting an original issue discount of $56,500 and (iii) extend the maturity date to November 30, 2017. In addition, VPEG has the option, but not the obligation, to loan to the Company up to an additional $250,000 on the terms specified in the Loan Agreement. During the period of October 1, 2017 through November 14, 2017 the Company received additional loan proceeds of $145,000.

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

General Overview

We are an Austin, Texas based publicly held oil and gas exploration and production company that is in the process of transitioning to an oilfield services business. The Company was organized under the laws of the State of Nevada on January 7, 1982. On August 21, 2017 we entered into a transaction and investment agreement (the “Transaction Agreement”), sublicense agreement and other related agreements with Armacor Victory Ventures, LLC (“AVV”), an affiliate of Armacor Holdings, LLC and Liquidmetal Coatings. As part of the transaction, AVV has granted to Victory a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense (the “License”) to all of AVV’s owned and licensed intellectual property for use in the oilfield services industry, except for a tubular solutions company headquartered in France. The Liquidmetal Coatings - Armacor product line has been widely tested and down-hole validated by several large U.S. based oil and gas companies, who are currently using the product. Previous to entering into the Transaction Agreement, we had been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of South Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics. Our current asset portfolio includes both vertical and horizontal wells in prominent formations such as the Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. As of September 30, 2017, we held a working interest in 30 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of West Texas and the Eagle Ford area of south Texas.

We hold a 50% partnership interest in Aurora Energy Partners ("Aurora"), a Texas partnership, which Aurora controls. Aurora is a consolidated subsidiary with Victory for financial statement purposes. We currently conduct all of our oil and natural gas operations through, and hold all of our oil and natural gas assets through, Aurora. Aurora is the record title-holder to substantially all of the oil and natural gas properties, wells and reserves referred to in this quarterly report. Through our partnership interest in Aurora, we are the beneficial owner of fifty percent (50%) of the oil and gas properties, wells and reserves held of record by Aurora. Victory is one of two partners in Aurora, which was established in January 2008. The second partner in Aurora is the Navitus Energy Group ("Navitus"), a Texas general partnership.

Navitus Partners, LLC, a partner in the Navitus general partnership, raised capital for contribution through Navitus to the Aurora partnership, the net proceeds of which were used to fund Aurora's operations. The investors in this offering received a ten percent (10%) preferred return through their indirect interest in the Navitus partnership for five years and one warrant to purchase one share of Victory common stock for every dollar invested and additional benefits. Under the terms of the offering, Navitus had the right to contribute up to $15 million into Aurora and Victory is obligated to match the capital contribution amount of Navitus resulting from the offering. Victory is also required to match previous contributions made by Navitus. Under the agreement governing the offering, Victory may also raise funds from other sources. Substantially all producing oil and natural gas assets are held in the Aurora partnership during the five year term of the Aurora Partnership Agreement which ended in October 2017. As of September 30, 2017, Navitus has contributed an aggregate of $10.6 million into Aurora.
We will hold a special meeting of our shareholders on November 20, 2017 to obtain their approval of all necessary provisions of the Transaction Agreement (the “Shareholder Approval”) and other Company matters. Upon obtaining Shareholder Approval, this 50% interest and the corresponding producing assets will be conveyed (divested) to Navitus, Aurora’s other 50% interest holder. Also upon Shareholder Approval, AVV is expected to contribute $5 million (the “Cash Contribution”) to us for the development and execution of the sales and distribution business growth plan. Following the shareholder meeting and related divestiture, Victory will remain a public company, which will focus exclusively on Technology-Driven, Friction Reducing Oilfield Products and Services.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the consolidated financial statements, we have incurred a net loss of $599,174 and $195,516 for the three months ended September 30, 2017 and 2016, respectively, and net losses of $1,851,725 and $1,180,617 for the nine months ended September 30, 2017 and 2016, respectively.

The cash proceeds from new contributions to the Aurora partnership by Navitus, and loans from affiliates have allowed us to continue operations. We anticipate that operating losses will continue in the near term until we begin to operate as a technology focused oilfield services business. We have invested $0 and $18,442, respectively, in leases, and drilling and completion costs, for the nine months ended September 30, 2017 and 2016, respectively.
On August 21, 2017 we entered into a loan agreement (the “Loan Agreement”) with Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”) pursuant to which VPEG loaned $500,000 to the Company. This loan provided short-term financing required for operating and transaction expenses.

On August 21, 2017, we entered into a Transaction Agreement with AVV, pursuant to which AVV (i) granted to us a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense (the “License”) to all of Armacor’s owned and licensed intellectual property for use in the Oilfield Services Business (as defined in the Transaction Agreement), and (ii) agreed to contribute to the Company $5,000,000 (the “Cash Contribution”), in exchange for which we issued 800,000 shares (the “Armacor Shares”) of our newly designated Series B Convertible Preferred Stock. The cash contribution is expected upon Shareholder Approval and will provide financing for the development and execution of the sales and distribution business growth plan.

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

Growth-in-business related general expenses

As part of our transition to an oilfield service business, the Company incurred costs associated with the Transaction Agreement and other agreements during the quarter ended September 30, 2017. Among other things, these additional general and administrative expenses include legal and professional fees. These specific expenses are not quarterly recurring, however they may occur again due to our acquisition strategy. These expenses were significant, but enabled us to change the strategic direction of the Company. We anticipate that costs related to our transition to an oilfield service business will be significant. We have incurred significant costs to structure and manage our debt facility and will continue to incur such costs until our asset base allows for prudent borrowing. These costs can fluctuate as debt instruments are ended, modified and replaced with new creditor entities.

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

Volume and Price Trends

The following tables summarize the volumes and prices realized by the Company for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

Overall, Barrel of Oil Equivalent, or BOE, production increased 0% for the three months ended September 30, 2017 and decreased 11% for the nine months ended September 30, 2017. While BOE production for the three months ended September 30, 2017 was relatively flat, there was a 34% decrease in oil production, which was offset by a 62% increase in gas production. BOE production for the nine months ended September 30, 2017 declined by 11% due to a 35% decrease in oil production, which was partially offset by a 36% increase in gas production.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Period Production
Oil (Bbl)	996	1,501	(34)%	3,463	5,363	(35)%
Gas (Mcf)	7,890	4,884	62%	22,870	16,762	36%
BOE	2,311	2,315	—%	7,275	8,157	(11)%
Daily Production
Oil (Bbl/d)	11	16	(31)%	13	20	(35)%
Gas (Mcf/d)	86	53	62%	84	61	38%
BOE/d	25	25	—%	27	30	(10)%

During the three months ended September 30, 2016 and 2017, the price per barrel realized by the Company increased from $35.82 to $37.65 or 5%, respectively. For the three months ended September 30, 2016 and 2017 the price per Mcf realized by the Company decreased from $3.95 to $2.57 or 35%, respectively.

During the nine months ended September 30, 2016 and 2017, the price per barrel realized by the Company increased from $33.03 to $42.45 or 29%, respectively. For the nine months ended September 30, 2016 and 2017 the price per Mcf realized by the Company increased from $2.45 to $2.92 or 19%, respectively.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Realized Prices
Oil ($/Bbl)	$37.65	$35.82	5%	$42.45	$33.03	29%
Gas ($/Mcf)	2.57	3.95	(35)%	2.92	2.45	19%
Value per BOE	$25.00	$31.57	(21)%	$29.38	$26.76	10%

The volume and price changes in the tables above caused the following changes to our oil, gas and NGL sales between the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Oil	Gas	Total	Oil	Gas	Total

2016 Sales	$53,757	$19,308	$73,065	$177,151	$41,092	$218,243
Change due to Volumes	(18,077)	11,883	(6,194)	(62,753)	14,973	(47,780)
Change due to Prices	1,823	(10,930)	(9,107)	32,616	10,665	43,281
2017 Sales	$37,503	$20,261	$57,764	$147,014	$66,730	$213,744

The Company’s oil and gas revenue fluctuations are directly related to the volumes produced and the commodity prices paid over the respective periods presented.

Oil and gas sales decreased $6,194 due to volumes in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily driven by lower oil production.

Oil and gas sales decreased $9,107 due to prices in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily driven by lower market prices for gas.

Oil and gas sales decreased $47,780 due to volumes in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily driven by lower oil production.

Oil and gas sales increased $43,281 due to prices in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was due to higher market prices for both oil and gas.

Public Company Expenses

We incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including but not limited to, increased scope of operations as we evaluate potential acquisitions, corporate structure planning, implementation of stock based compensation programs to attract and retain talent, periodic public reporting to shareholders, tax consulting, independent auditor fees, legal fees, investor relations activities, registrar and transfer fees, director and officer liability insurance, and director compensation. In some cases, our small reporting company status will make key acquisitions and divestitures fall into “significant” status. This requires us to perform a series of financial accounting and reporting processes and filings. As we grow, these transactions will become a smaller part of our overall size, and may no longer be required.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 were as follows:

	(Unaudited)
	Three Months Ended September 30,			Percentage
	2017	2016	Change	Change
Revenues
Oil and gas sales	$57,764	$73,065	$(15,301)	(21)%
Total revenues	57,764	73,065	(15,301)	(21)%
Operating Expenses:
Lease operating costs	13,145	20,585	(7,440)	(36)%
Production taxes	3,322	4,097	(775)	(19)%
General and administrative	510,636	190,675	319,961	168%
Depreciation, depletion, amortization and accretion	29,916	32,729	(2,813)	(9)%
Total operating expenses	557,019	248,086	308,933	125%
Loss from operations	(499,255)	(175,021)	(324,234)	185%
Other Income (Expense):
Management fee income	869	772	97	13%
Interest expense	(106,742)	(33,300)	73,442	221%
Total other income and expense	(105,873)	(32,528)	73,345	225%
Loss before Tax Benefit	(605,128)	(207,549)	397,579	192%
Tax benefit	—	—	—	—%
Net loss	(605,128)	(207,549)	397,579	(192)%
Less: Net loss attributable to non-controlling interest	(5,954)	(12,033)	(6,079)	(51)%
Net Loss Attributable To Victory Energy Corporation	$(599,174)	$(195,516)	$403,658	206%

Oil and gas sales: Our revenues decreased $15,301 or 21% to $57,764 for the three months ended September 30, 2017 from $73,065 for the three months ended September 30, 2016. The decrease is primarily the result of lower oil volumes.

Lease operating costs: Lease operating expenses decreased $7,440 or 36% to $13,145 for the three months ended September 30, 2017 from $20,585 for the three months ended September 30, 2016. The decrease is primarily the result of lower operating costs on the Penn Virginia wells.

Production taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes decreased 19% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, which is relatively consistent with the decrease in revenues during the period.

General and administrative: General and administrative expenses increased $319,961 or 168% to $510,636 for the three months ended September 30, 2017 from $190,675 for the three months ended September 30, 2016. The increase is primarily due costs associated with the Transaction Agreement, sublicense agreement and other related agreements.

Depletion, depreciation, amortization and accretion: Depletion, depreciation, amortization and accretion decreased $2,813 or 9% to $29,916 for the three months ended September 30, 2017 from $32,729 for the three months ended September 30, 2016. The decrease is primarily due to lower depletion costs in 2017 due to lower oil production.

Management fee income: Management fee income increased $97 or 13% to $869 for the three months ended September 30, 2017. Victory charges a two percent (2%) management fee to Navitus Energy Group, a fifty percent (50%) partner of Aurora, on gross revenues attributable to Aurora. The increase is due to higher revenues attributable to Aurora.

Interest expense: Interest expense increased $73,442 or 221% for the three months ended September 30, 2017 from $33,300 for the three months ended September 30, 2016. The increase is primarily due to two notes payable - affiliate.

Tax benefit: There is no provision for income tax or tax benefit recorded for either the three months ended September 30, 2017 or September 30, 2016 due to the net operating loss carry forwards (NOLs) through the period ending September 30, 2017. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Nine Months Ended September 30, 2017 compared to the nine Months Ended September 30, 2016

	(Unaudited)
	Nine Months Ended September 30,				Percentage Change
	2017		2016	Change	Inc (Dec)
Revenues
Oil and gas sales	213,744		218,243	$(4,499)	(2)%
Gain on settlement and sale of oil and gas properties	—		64,824	(64,824)	(100)%
Total revenues	213,744		283,067	(69,323)	(24)%
Operating Expenses:
Lease operating costs	70,885		83,712	(12,827)	(15)%
Exploration and dry hole costs	2,218		—	2,218	100%
Production taxes	11,813		11,152	661	6%
General and administrative	1,628,124		1,258,833	369,291	29%
Depreciation, depletion, amortization and accretion	92,216		109,016	(16,800)	(15)%
Total operating expenses	1,805,256		1,462,713	342,543	23%
Loss from operations	(1,591,512)		(1,179,646)	(411,866)	35%
Other Income (Expense):
Management fee income	2,768		3,413	(645)	(19)%
Interest expense	(294,733)		(99,613)	195,120	196%
Total other income and expense	(291,965)	—	(96,200)	195,765	203%
Loss before Tax Benefit	(1,883,477)		(1,275,846)	607,631	48%
Tax benefit	—		—	—	—%
Net loss	(1,883,477)		(1,275,846)	607,631	48%
Less: Net income (loss) attributable to non-controlling interest	(31,752)		(95,229)	63,477	67%
NET LOSS ATTRIBUTABLE TO VICTORY ENERGY CORPORATION	$(1,851,725)		$(1,180,617)	$671,108	57%

Oil and gas sales: Our revenues decreased $4,499 or 2% to $213,744 for the nine months ended September 30, 2017 from $218,243 for the nine months ended September 30, 2016. The decrease is primarily the result of a decrease in oil production which was partially offset by an increase in natural gas production and increases in commodity prices of both oil and natural gas.

Gain on settlement and sale of oil and gas properties: The $64,824 decrease in the gain on settlement and sale of oil and gas properties is due to no properties being sold or legally settled for the nine months ended September 30, 2017.

Lease operating costs: Lease operating expenses decreased $12,827 to $70,885 or 15% for the nine months ended September 30, 2017 from $83,712 for the nine months ended September 30, 2016. The decrease is primarily the result of a refund and lower operating costs on the Penn Virginia wells.

Exploration and dry hole costs: Exploration expense increased $2,218 or 100% from $0 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in exploration expense is primarily the result of geological and geophysical (G&G) costs associated with the services related to acquisition and divestiture work.

Production taxes: Production taxes are charged at the well head on the value of production of oil and natural gas. Production taxes increased $661 or 6% to $11,813 for the nine months ended September 30, 2017 from $11,152 for the nine months ended September 30, 2016. The increase in production taxes is due to timing differences.

General and administrative: General and administrative expenses increased $369,291 or 29% to $1,628,124 for the nine months ended September 30, 2017 from $1,258,833 for the nine months ended September 30, 2016. The increase is primarily due to professional service fees and stock compensation expense and costs associated with the Transaction Agreement, sublicense agreement and other related agreements.

Depletion, depreciation, amortization and accretion: Depletion, depreciation, amortization and accretion decreased $16,800 or 15% to $92,216 for the nine months ended September 30, 2017 from $109,016 for the nine months ended September 30, 2016. The decrease is primarily due to a decrease in depletion in 2017.

Management fee income: Management fee income decreased $645 or 19% to $2,768 for the nine months ended September 30, 2017. Victory charges a two percent (2%) management fee to Navitus Energy Group, a fifty percent (50%) partner of Aurora, on gross revenues attributable to Aurora. The decrease is due to lower revenues attributable to Aurora.

Interest expense: Amortization of debt financing costs and interest expense increased $195,120 or 196% for the nine months ended September 30, 2017 from $99,613 of interest income (net) for the nine months ended September 30, 2016. The increase is primarily due to two notes payable - affiliate issued in 2017.

Tax benefit: There is no provision for income tax or tax benefit recorded for either the nine months ended September 30, 2017 or for the nine months ended September 30, 2016 due to the NOLs through the period ending September 30, 2017. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets. Our NOLs generally begin to expire in 2025.

Liquidity and Capital Resources

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2017 as compared to December 31, 2016, are as follows:

	September 30, 2017	December 31, 2016
Cash	$10,630	$56,456
Total current assets	$266,309	$248,342
Total assets	$18,452,147	$885,675
Total current liabilities	$1,679,068	$3,307,419
Total liabilities	$1,708,756	$3,314,560

At September 30, 2017, the Company had a working capital deficit of $1,412,759 compared to a working capital deficit of $3,059,077 at December 31, 2016. Current liabilities decreased to $1,679,068 at September 30, 2017 from $3,307,419 at December 31, 2016. The decrease is primarily due to payments made to our Lender and conversion of related party payables into preferred stock.

Cash proceeds from new contributions to the Aurora partnership by Navitus, and loans from affiliates have allowed the Company to continue operations and enter into a Transaction Agreement, sublicense agreement and other related agreements that will allow the Company to transition its business into a technology focused oilfield services company. Management anticipates that operating losses will continue in the near term until the Company begins to operate as a technology focused oilfield services company.

On August 21, 2017 we entered into a loan agreement (the “Loan Agreement”) with Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”) pursuant to which VPEG loaned $500,000 to the Company. This loan provided short-term financing required for operating and transaction expenses.

On August 21, 2017, we entered into a Transaction Agreement with Armacor, pursuant to which Armacor (i) granted to us a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense (the “License”) to all of Armacor’s owned and licensed intellectual property for use in the Oilfield Services Business (as defined in the Transaction Agreement), and (ii) agreed to contribute to the Company $5,000,000 (the “Cash Contribution”), in exchange for which we issued 800,000 shares (the “Armacor Shares”) of our newly designated Series B Convertible Preferred Stock. The Cash contribution is expected upon Shareholder Approval and will provide financing for the development and execution of the sales and distribution business growth plan.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $1,468,587 after the net loss of $1,883,477 was decreased by $539,810 in non-cash charges and offset by $124,920 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the nine months ended September 30, 2016 of $1,350,357 after the net loss for that period of $1,275,846 and $221,391 in changes to other operating assets and liabilities were decreased by $146,880 in non-cash charges.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017 was $3,261 due to revisions to furniture and fixtures compared to net cash used in investing activities of $10,148 for the nine months ended September 30, 2016 all of which was used for acquisitions, leases, drilling and related costs net of proceeds from sale of assets.

Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2017 was $1,419,500 primarily relates to contributions from Navitus and proceeds from note payable affiliate which were partially offset by principal payments on debt. This compares to $1,372,000 of contributions from Navitus offset by $8,000 of principal payments on the debt financing for the nine months ended September 30, 2016.

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

Pursuant to Rule 13a-15(e) under the Exchange Act, we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, or CEO (our principal executive officer), and Chief Financial Officer, or CFO (our principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2017.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. Based on this assessment, management concluded that our internal controls over financial reporting were ineffective as of September 30, 2017.

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
Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (or deferred in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the nine months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016, between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April 15, 2016. The balance was fully paid as of September 30, 2017.

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
This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleges breach of contract regarding a Purchase and Sale Agreement that TELA Garwood Limited, LP and Aurora Energy Partners entered into on September 30, 2014. A first closing was held on September 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133. A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction could not be agreed upon by the parties in relation to the title defects, therefore, the second closing never took place. Aurora and Victory filed an answer and counterclaim in this case. Both parties filed opposing motions for summary judgment, which were heard on April 14, 2016. The Court granted Aurora's partial motions for summary judgment dismissing claims against Aurora/Victory's officers and directors, including Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry, and Fred Smith. The Court denied the remaining summary judgment issues of both parties. On September 2, 2016 Aurora/Victory filed a second Motion for Partial Summary Judgment on some discrete contract interpretation issues. The Court denied this motion on September 2, 2016.
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
As of September 30, 2017, we had $10,630 of cash, current assets of $266,309, current liabilities of $1,679,068 and a working capital deficit of $1,412,759. Our current liabilities include $1,056,364 of accounts payable and accrued liabilities, some of which are past due, and $550,000 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all. We are currently unable to pay our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities during the nine months ended September 30, 2017:

During the nine months ended September 30, 2017, we issued 1,170,000 warrants to purchase shares of common stock to Navitus at exercise prices ranging from $0.04 - $0.09. These warrants to purchase shares of common stock were issued in consideration of capital contributions to Aurora of $1,170,000 pursuant to our capital contribution agreement with Aurora.

On February 3, 2017, wee issued 5,203,252 warrants to purchase shares of common stock to Visionary Private Equity Group I, LP at an exercise price of $0.0923 per share. These warrants to purchase shares of common stock were issued in conjunction with the Private Placement discussed in Note 6 to the Condensed Consolidated Financial Statements.

On February 6, 2017, we issued 2,640,000 warrants to purchase shares of common stock to directors, officers and employees for services provided during 2016 with an exercise price of $0.06.

On August 21, 2017, we issued 2,044,679 warrants to purchase shares of common stock to a vendor in exchange for services at an exercise price of $0.04 per share.

On August 21, 2017, we issued 800,000 shares of Series B Convertible Preferred Stock to AVV in exchange for $5,000,000 and a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense to all Armacor's owned and licensed intellectual property for use in the oilfield services industry.

On August 21, 2017, pursuant to a settlement agreement and mutual release, all obligations of the Company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,410 was converted into 110,000.472149068 shares of the Company's Series C Preferred Stock.

On August 21, 2017, pursuant to a settlement agreement and mutual release, all obligations to certain affiliates of Navitus to repay indebtedness of borrowed money which totaled approximately $520,800 was converted into 65,591.4971298402 shares of the Company's Series C Preferred Stock.

On August 21, 2017, pursuant to a settlement agreement and mutual release with Ron Zamber and Kim Rubin Hill, all obligations of the Company to Ron Zamber and Kim Rubin Hill to repay indebtedness for borrowed money which totaled approximately $35,000 was converted into 4,408.03072109141 shares of the Company's Series C Preferred Stock.

On August 21, 2017, pursuant to a settlement agreement and mutual release, all obligations of the Company to McCall Law Firm to repay indebtedness for borrowed money which totaled approximately $380.323 was converted into 20,000 shares of the Company's Series D Preferred Stock.

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

Item 6. Exhibits

(a) Exhibits

INSERT EXHIBIT RIDER

3.1
Certificate of Designation of Series B Convertible Preferred Stock filed with Nevada Secretary of State on August 21, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

3.2
Certificate of Designation of Series C Preferred Stock filed with Nevada Secretary of State on August 21, 2017 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

3.3
Certificate of Designation of Series D Preferred Stock filed with Nevada Secretary of State on August 21, 2017 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

3.4	Amended and Restated Bylaws adopted on September 14, 217 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2017)

10.1
Transaction Agreement, dated August 21, 2017, between Victory Energy Corporation and Armacor Victory Ventures, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.2
Exclusive Sublicense Agreement, dated August 21, 2017, between Armacor Victory Ventures, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.3
Trademark License Agreement, dated August 21, 2017, between Liquidmetal Coatings Enterprises, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.4
Lock-Up and Resale Restriction Agreement, dated August 21, 2017, by and among Victory Energy Corporation and certain holders signatory thereto (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.5
Non-Competition and Non-Solicitation Agreement, dated August 21, 2017, between Armacor Victory Ventures, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.6
Non-Competition and Non-Solicitation Agreement, dated August 21, 2017, between Armacor Holdings, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.7
Non-Competition and Non-Solicitation Agreement, dated August 21, 2017, between LM Group Holdings, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.8
Loan Agreement, dated August 21, 2017, between Visionary Private Equity Group I, LP and Victory Energy Corporation (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.9
Secured Convertible Original Issue Discount Promissory Note issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on August 21, 2017 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.10
Amendment No. 1 to Secured Convertible Original Discount Promissory Note and to Loan Agreement, dated October 11, 2017 ((incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed October 17, 2017)

10.11
Divestiture Agreement, dated August 21, 2017, between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.12
Amendment No. 1 to the Divestiture Agreement, dated September 14, 2017, between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 20, 2017)

10.13
Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and Visionary Private Equity Group I, LP (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.14
Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and McCall Law Firm (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.15
Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and Ron Zamber and Greg Johnson (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.16
Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and Ron Zamber and Kim Rubin Hill (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.17
Amended and Restated Employment Agreement, dated August 21, 2017, between Victory Energy Corporation and Kenneth E. Hill (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed August 24, 2017)

10.18
Lock-Up and Resale Restriction Agreement, dated September 14, 2017, by and between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 20, 2017)

31.1 **	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2 **	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1 **	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350.**

32.2 **	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

VICTORY ENERGY CORPORATION

Date:	November 14, 2017	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director