Form 10-K
period 2017-12-31
VICTORY ENERGY CORP
filed 2018-03-29
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(do not check if Smaller Reporting Company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2017 was approximately $1,582,384 based on the closing price of such stock and such date of $2.66.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of March 23, 2018 was 6,146,446.

DOCUMENTS INCORPORATED BY REFERENCE
None.

VICTORY ENERGY CORPORATION
ANNUAL REPORT ON
FORM 10-K
For the year ended December 31, 2017

INTRODUCTORY NOTE
Use of Terms

In this report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” and “our company”
refer to Victory Energy Corporation, a Nevada corporation.

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to business, strategies, future results and events and financial performance. All statements made in this Quarterly Report on Form 10-K other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Potential investors should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements, including, without limitation, the risks outlined under “Item 1A. Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	continued operating losses;

•	our ability to continue as a going concern;

•	the competitive nature of our industry;

•	downturns in the oil and gas industry, including the oilfield services business;

•	hazards inherent in the oil and natural gas industry;

•	our ability to realize the anticipated benefits of acquisitions or divestitures;

•	our ability to successfully integrate and manage businesses that we plan to acquire in the future;

•	our ability to grow our oilfield services business;

•	our dependence on key management personnel and technical experts;

•	the impact of severe weather;

•	our compliance with complex laws governing our business;

•	our failure to comply with environmental laws and regulations;

•	the impact of oilfield anti-indemnity provisions enacted by many states;

•	delays in obtaining permits by our future customers or acquisition targets for their operations;

•	our ability to obtain patents, licenses and other intellectual property rights covering our services and products;

•	our ability to develop or acquire new products;

•	our dependence on third parties; and

•	the results of pending litigation.

Stock Split

On December 19, 2017, we completed a 1-for-38 reverse stock split of our outstanding common stock. As a result of this stock split, our issued and outstanding common stock decreased from 197,769,460 to 5,206,150 shares. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of this stock split. As of December 31, 2017 there were 5,206,174 shares of common stock outstanding.

PART I
Item 1. Business

Overview

We are an Austin, Texas based publicly held company that is in the process of transitioning from an upstream oil and gas exploration and production company into a technology driven oilfield services company offering patented oil and gas technology drilling products designed to improve oil and gas well drilling outcomes.

Prior to entering into the transaction agreement and divestiture described below, we had been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of south Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics. Our asset portfolio included both vertical and horizontal wells in prominent formations such as the Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. As of August 21, 2017, we held a working interest in 30 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of west Texas and the Eagle Ford area of south Texas.

Prior to the divestiture described below, all of our oil and natural gas operations were conducted through Aurora Energy Partners, a two-member Texas partnership, or Aurora. We held all of our oil and natural gas assets through our 50% partnership interest in Aurora. Aurora was a consolidated subsidiary with our company for financial statement purposes. Through our partnership interest in Aurora, we were the beneficial owner of fifty percent (50%) of the oil and gas properties, wells and reserves held of record by Aurora, which was established in January 2008.  The second partner in Aurora was Navitus Energy Group, a Texas general partnership that included four members, or Navitus. Navitus Partners, LLC, one of the Navitus members, raised capital for contribution into to the Aurora partnership, the net proceeds of which were used to fund Aurora’s operations. The investors in this offering received a ten percent (10%) preferred return through their indirect interest in the Navitus partnership for five years and one warrant to purchase one share of our common stock for every dollar invested and additional benefits. Under the terms of the offering, Navitus had the right to contribute up to $15 million into Aurora, and our company was obligated to match the capital contribution amount of Navitus resulting from the offering. We were also required to match previous contributions made by Navitus. Under the agreement governing the offering, we could also raise funds from other sources. As of December 31, 2017, Navitus had contributed an aggregate of $10.6 million into Aurora, all of which had earned the rights outlined above.

On August 21, 2017, we entered into a transaction agreement, or the Transaction Agreement, with Armacor Victory Ventures, LLC, a Delaware limited liability company, or AVV, pursuant to which AVV (i) granted to us a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense, or the License, to all of AVV’s owned and licensed intellectual property for use in the oilfield services industry, except for a tubular solutions company headquartered in France, and (ii) agreed to contribute to us $5,000,000, in exchange for which we issued 800,000 shares of our newly designated Series B Convertible Preferred Stock, constituting approximately 90% of our issued and outstanding common stock on a fully-diluted basis and after giving effect to the issuance of the shares and other securities being issued as contemplated by the Transaction Agreement. The closing of the Transaction Agreement also occurred on August 21, 2017. To date, AVV has contributed a total of $255,000 to our company, but has yet to make the entire cash contribution.

In connection with the Transaction Agreement, we entered into an exclusive sublicense agreement with AVV, pursuant to which AVV sublicensed its rights under the License to us, and a trademark license agreement with Liquidmetal Coatings Enterprises, LLC, an affiliate of AVV, or LMCE, pursuant to which LMCE granted a license for the Liquidmetal® Coatings Products and Armacor® trademarks and service marks to us. The Liquidmetal - Armacor product line has been widely tested and down-hole validated by several large U.S. based oil and gas companies, which are currently using the product.

On August 21, 2017, we also entered into a divestiture agreement with Navitus, and on September 14, 2017, we entered into Amendment No. 1 to the divestiture agreement (which we collectively refer to as the Divestiture Agreement). Pursuant to the Divestiture Agreement, we agreed to divest and transfer our 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest, in consideration for a release from Navitus of all of our obligations under the second amended partnership agreement, dated October 1, 2011, between us and Navitus, including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity. We also agreed to (i) issue 4,382,872 shares of our common stock to Navitus and (ii) pay off or otherwise satisfy all indebtedness and other material liabilities of Aurora at or prior to closing of the Divestiture Agreement. We refer to this transaction as the “Divestiture.” Closing of the Divestiture Agreement was completed on December 13, 2017.

Following the Transaction Agreement and the Divestiture of our interests in Aurora, we have begun our transition into a technology driven oilfield services company offering patented oil and gas technology drilling products designed to improve oil and gas well drilling outcomes. Our products will help achieve this goal by reducing drilling torque, friction, wear resistance, corrosion and other issues that occur during drilling and completion. Our core products will be developed around amorphous alloy technology originally invented by NASA. Amorphous alloys are mechanically stronger and less susceptible to corrosion and wear, because they do not have naturally occurring weak regions or break points of crystalline atomic structure. Metals lacking a crystalline structure possess superior corrosion resistance, hardness, strength and a lower friction coefficient.

Our company will initially embark on a U.S. oilfield services company acquisition initiative, aimed at companies which are already using one or more of the Armacor® brand of Liquidmetal® Coatings Products and/or which are recognized as a high-quality services provider to strategic customers in the major North American oil and gas basins. When completed, each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our amorphous alloy technology products. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration, future product development and planning.

We believe that a well-capitalized technology-enabled oilfield services business, with ownership of a worldwide, perpetual, royalty free, fully paid up and exclusive license and rights to all future Liquidmetal® Coatings oil and gas product innovations, will provide the basis for more accessible financing to grow the company and execute our oilfield services company acquisitions strategy. This patent protected intellectual property also creates a meaningfully differentiated oilfield services business, with little effective competition. The combination of friction reduction, torque reduction, reduced corrosion, wear and better data collection from the deployment of our RFID enclosures, only represent our initial product line. We anticipate new innovative products will come to market as we collaborate with drillers to solve their other down-hole needs.

Our Corporate History

Our company was organized under the laws of the State of Nevada on January 7, 1982 under the name All Things Inc. On March 21, 1985, our company’s name was changed to New Environmental Technologies Corporation. On April 28, 2003, our company’s name was changed to Victory Capital Holdings Corporation. On May 3, 2006, our company’s name was changed to Victory Energy Corporation.

From inception until 2004, we had no material business operations. In 2004, we began the search for the acquisition of assets, property or businesses that could benefit our Company and its stockholders. In 2005, management determined that we should focus on projects in the oil and gas industry.

In January 2008, we and Navitus established Aurora. Prior to the Divesture described below, our company was the managing partner of Aurora and held a 50% partnership interest in Aurora. All of our oil and natural gas operations were conducted through Aurora.

Transaction Agreement

On August 21, 2017, we entered into the Transaction Agreement with AVV, pursuant to which AVV (i) granted to us a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense, or the License, to all of AVV’s owned and licensed intellectual property for use in the oilfield services industry, except for a tubular solutions company headquartered in France, and (ii) agreed to contribute to us $5,000,000, or the Cash Contribution, in exchange for which we issued 800,000 shares of our newly designated Series B Convertible Preferred Stock, constituting approximately 90% of our issued and outstanding common stock on a fully-diluted basis and after giving effect to the issuance of the shares and other securities being issued as contemplated by the Transaction Agreement. The closing of the Transaction Agreement also occurred on August 21, 2017.

In connection with the Transaction Agreement, we entered into an exclusive sublicense agreement with AVV, pursuant to which AVV granted the License to us, and a trademark license agreement with LMCE, pursuant to which LCME granted a license for the Liquidmetal® Coatings Products and Armacor® trademarks and service marks to us. The Liquidmetal - Armacor product line has been widely tested and down-hole validated by several large U.S. based oil and gas companies, which are currently using the product.

Payment of the entire Cash Contribution was to be made by AVV within three (3) business days following stockholder approval of certain amendments to our articles of incorporation and our satisfaction of certain other conditions specified in the Transaction Agreement. These conditions were satisfied by our company effective November 24, 2017. To date, AVV has contributed a total of $255,000 to our company, but has yet to make the entire Cash Contribution.

Pursuant to the Transaction Agreement, since AVV failed to make the full Cash Contribution when due, we may, in our sole discretion, seek up to $5 million of equity capital from other sources, including, without limitation, from Visionary Private Equity Group I, LP, a Missouri limited partnership, or VPEG, its affiliates and designees under the option granted to VPEG pursuant to the loan agreement described below. Also, since AVV failed to make the entire Cash Contribution when due, we may (upon notice described below) cancel a number of the shares issued to AVV in accordance with the following formula:

Cancelled Shares = X% of 213,333

For purposes of the foregoing formula:

X=     (A - B)/A
A=     5,000,000
B=     the amount of the Cash Contribution funded by AVV

Notwithstanding the foregoing, under no circumstances shall the number of shares be reduced to less than 586,667 shares without AVV’s prior written consent.

The above cancellation shall be made at such time as we have reasonably determined that AVV will not be able to fund any additional amounts under the Cash Contribution and we notify AVV of the same in writing upon thirty (30) days prior written notice.

Loan Agreement

On August 21, 2017, in connection with the Transaction Agreement, we entered into a loan agreement, or the VPEG Loan Agreement, with VPEG, pursuant to which VPEG loaned $500,000 to us. Such loan is evidenced by a secured convertible original issue discount promissory note, or the VPEG Note, issued by us to VPEG on August 21, 2017. The VPEG Note reflects an original issue discount of $50,000 such that the principal amount of the VPEG Note is $550,000, notwithstanding the fact that the loan is in the amount of $500,000. The VPEG Note does not bear any interest in addition to the original issue discount, matures on September 1, 2017, and is secured by a security interest in all of our assets.

On October 11, 2017, we and VPEG entered into an amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed to (i) increase the loan amount to $565,000, (ii) increase the principal amount of the VPEG Note to $621,500, reflecting an original issue discount of $56,500 and (iii) extend the maturity date to November 30, 2017.

On January 17, 2018, we and VPEG entered into a second amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the VPEG Note; (ii) that VPEG will have the option but not the obligation to loan us additional amounts under the VPEG Note on the same terms upon the written request from us; and (iii) that, in the event that VPEG exercises its option to convert the note into shares of our common stock at any time after the maturity date and prior to payment in full of the principal amount of the VPEG Note, we shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share, and containing a cashless exercise feature and such other provisions as mutually agreed to by us and VPEG.

VPEG has the right, exercisable at any time from and after the maturity date and prior to payment in full, to convert all or any portion of the principal amount then outstanding, plus all accrued but unpaid interest at the Default Interest Rate (as described below), into shares of our common stock at a conversion price equal to $1.52 per share, subject to adjustment.

The VPEG Note contains standard events of default, including: (i) if we shall default in the payment of the principal amount as and when the same shall become due and payable, whether by acceleration or otherwise; or (ii) if we shall default in any material manner in the observance or performance of any covenants or agreements set forth in the VPEG Note or the VPEG Loan Agreement; or (iii) if we shall: (a) admit in writing our inability to pay our debts as they become due; (b) apply for, consent to, or acquiesce in, the appointment of a trustee, receiver, sequestrator or other custodian for our company or any of its property, or make a general assignment for the benefit of creditors; (c) in the absence of such application, consent or acquiesce in, permit or suffer to exist the appointment of a trustee, receiver, sequestrator or other custodian for our company or for any part of its property; or (d) permit or suffer to exist the commencement of any bankruptcy, reorganization, debt arrangement or other case or proceeding under any bankruptcy or insolvency law, or any dissolution, winding up or liquidation proceeding (each referred to as an Event of Default). Upon the occurrence of an Event of Default, interest upon the unpaid principal amount shall begin to accrue at a rate equal to the lesser of (i) eight percent (8%) per annum or (ii) the maximum interest rate allowed from time to time under applicable law (referred to as the Default Interest Rate), and shall continue at the Default Interest Rate until the Event of Default is cured or full payment is made of the unpaid principal amount.

Under the VPEG Loan Agreement, if AVV fails to satisfy its obligation to make all or any portion of the Cash Contribution under the Transaction Agreement, then VPEG or its affiliates or designees has the option, in its sole discretion, to fund the shortfall up to the full amount of the Cash Contribution. In consideration for making such investment VPEG or its affiliates or designees shall receive (i) a number of shares of our common stock that is equal to the quotient of the total investment amount divided by $1.52 and (ii) a five year warrant to purchase one share of common stock at an exercise price of $1.52 for each share of common stock issued to VPEG or its affiliates or designees. Notwithstanding the foregoing, VPEG shall only be permitted to exercise this option if no third party that is ready, willing and able to fund our company has made a written proposal to fund our company on terms that are more favorable to our company than the terms described above; provided; however, that if any such third party makes a more favorable proposal, then VPEG shall have the right, but not the obligation, to invest in our company on such more favorable terms up to the entire amount of such third party financing. For the avoidance of doubt, if such third party financing is in an amount less than the entire amount of the Cash Contribution, then VPEG will continue to have the option to invest in our company on the option terms in an amount up to the entire amount of the Cash Contribution and the amount of the proposed third party financing.

Settlement Agreements

On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release with VPEG, pursuant to which all obligations of our company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled $873,409.64, including all accrued, but unpaid, interest thereon, was converted into 110,000.472149068 shares of our newly designated Series C Preferred Stock. Some of the obligations of our company to VPEG arose pursuant to a securities purchase agreement, dated February 1, 2017, between our company and VPEG, pursuant to which VPEG purchased a unit comprised of (i) a twelve percent (12%) unsecured six-month promissory note in the principal amount of $320,000 and (ii) a common stock purchase warrant to purchase 136,928 shares of our common stock at an exercise price of $3.5074 per share. Pursuant to the settlement agreement, the twelve percent (12%) unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 574,612 shares of our common stock.

On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release with Ron Zamber and Greg Johnson, affiliates of Navitus, pursuant to which all obligations of our company to Ron Zamber and Greg Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, including all accrued, but unpaid, interest thereon, was converted into 65,591.4971298402 shares of our newly designated Series C Preferred Stock, 46,699.9368965913 shares of which were issued to Ron Zamber and 18,891.5602332489 shares of which were issued to Greg Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of our common stock, with 243,948 shares issued to Ron Zamber and 98,685 shares issued to Greg Johnson.

On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release with Ron Zamber and Kim Rubin Hill, pursuant to which all obligations of our company to Ron Zamber and Kim Rubin Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, including all accrued, but unpaid, interest thereon, was converted into 4,408.03072109141 shares of our newly designated Series C Preferred Stock, 1,889.1560233248900 shares of which were issued to Ron Zamber and 2,518.8746977665200 shares of which were issued to Kim Rubin Hill. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 23,027 shares of our common stock, with 9,869 shares issued to Ron Zamber and 13,158 shares issued to Kim Rubin Hill.

On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release with McCall Law Firm, pursuant to which all obligations of our company to McCall Law Firm to repay indebtedness for borrowed money, which totaled approximately $380,323, including all accrued, but unpaid, interest thereon, was converted into 20,000 shares of our newly designated Series D Preferred Stock.

Divestiture of Aurora

On August 21, 2017, we entered also into the Divestiture Agreement with Navitus, and on September 14, 2017, we entered into Amendment No. 1 to the Divestiture Agreement. Pursuant to the Divestiture Agreement, as amended, we agreed to divest and transfer our 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest, in consideration for a release from Navitus of all of our obligations under the second amended partnership agreement, dated October 1, 2011, between us and Navitus, including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity. We also agreed to (i) issue 4,382,872 shares of our common stock to Navitus and (ii) pay off or otherwise satisfy all indebtedness and other material liabilities of Aurora at or prior to closing of the Divestiture Agreement. Closing of the Divestiture Agreement was completed on December 13, 2017.

The Divestiture Agreement contained usual pre- and post-closing representations, warranties and covenants. In addition, Navitus agreed that our company may take any steps necessary to amend the exercise price of warrants issued to Navitus Partners, LLC to reflect an exercise price of $1.52. We also agreed to provide Navitus with demand registration rights with respect to the shares to be issued to it under the Divestiture Agreement, whereby we agreed to, upon Navitus’ request, file a registration statement on an appropriate form with the Securities and Exchange Commission, or the SEC, covering the resale of such shares and use our commercially reasonable efforts to cause such registration statement to be declared effective within one hundred twenty (120) days following such filing.

Closing of the Divestiture Agreement was subject to customary closing conditions and certain other specific conditions, including the following: (i) the issuance of 4,382,872 shares of our common stock to Navitus; (ii) the payment or satisfaction by our company of all indebtedness or other liabilities of Aurora, which total approximately $1.2 million; (iii) the receipt of any authorizations, consents and approvals of all governmental authorities or agencies and of any third parties; (iv) the execution of a mutual release by the parties; and (v) the execution of customary officer certificates by our company and Navitus regarding the representations, warrants and covenants contained in the Divestiture Agreement.

In connection with the Divestiture Agreement, Navitus also entered into a Lock-Up and Resale Restriction Agreement with us pursuant to which it agreed not to sell the shares issued to until the first anniversary of the closing date, December 13, 2018; provided, however, that such transfer restrictions do not apply to transfers to an affiliate if such transfer is not for value and or transfers in an amount that does not exceed five percent (5%) of the total shares received by Navitus under the Divestiture Agreement per calendar month.

Our Corporate Structure

Following the Divestiture of Aurora, we do not have any subsidiaries. All of our operations are conducted by our company.

Our Industry and Market

The following information excerpts were sourced from a March 2017 Analysis Report published by Grand View Research, for the Oil and Gas Corrosion Protection Market (REPORT ID: GVR-1-68038-713-1). The full report can be purchased by visiting www.grandviewresearch.com.

The global oil & gas corrosion protection market size was estimated at USD 8.01 billion in 2015 and is expected to experience significant growth over the forecast period, primarily owing to the rising need for transportation and supply infrastructure in oil and gas industry. The global market is projected to grow at a compound annual growth rate, or CAGR, of 4.3% from 2016 - 2025 to reach $12.22 billion by 2025. This growth can be attributed to the additional benefits such as durability and toughness offered by epoxy based coatings. North America and the Middle East and Africa together account for more than half of the global market size. Rapid infrastructural development and technological advancements in the oil and gas sector are expected to further fuel the demand over the forecast period.

The market has been segmented into different types such as coatings, paints, inhibitors and others. The coatings segment accounted for the highest share globally with revenue of $2.86 billion in 2015 and is expected to remain the largest segment by 2025. Coatings made from various materials including epoxy, alkyd, polyurethanes and acrylic are used on pipelines and other components. Various factors considered in the formulation of epoxy resin based coatings include metal type, rate of flow, viscosity, flammability and physical location.

The regional market is mainly dominated by North America and the Middle East and Africa, with the presence of major oil and gas exploration markets such as the U.S. and Saudi Arabia. Government initiatives coupled with infrastructural developments in these countries are further propelling the growth of the market in these regions.

Sector Insights

The upstream sector of the oil and gas industry involves activities such as exploration and production of crude oil and natural gas. These activities primarily include drilling of exploratory wells, making requisite operations and bringing natural gas and other products to the ground surface. For these activities, various components require protection as they get older. Carbon steel is extensively used in this industry especially for pipelines and it gets freely corrodes when it comes into contact with water, which is produced with the natural gas and crude oil from underwater reservoirs.

The midstream sector consists of transportation activity of crude oil and natural gas. These products are transported by various medium including pipelines, tankers, tank cars, and trucks. The outer surface of the tanks or pipelines is prevented from the atmospheric corrosion with the help of coatings and cathodic protection.

In the downstream sector, during the refinery operations, most of the corrosion occurs due to the presence of water, H2S, CO2, sodium chloride and sulfuric acid. In downstream, deterioration occurs due to curing agents those are present in crude oil or feedstock and are associated with process or control. To prevent such corrosion, various products including coatings, inhibitors, cathodic protection and paints are used.

Regional Insights

North America and the Middle East and African regions are projected to contribute to market growth in coming years primarily fueled by the need for transportation/supply infrastructure and technological innovations for the corrosion detection in various countries including the U.S., Canada, Saudi Arabia, UAE, and others. The applications in oil & gas sector such upstream, midstream and downstream have been experiencing significant growth in these countries over the past few years.

Our Products and Services

In today’s harsher drilling environment, exploration and productions companies are seeking new methods and technologies for reducing drill-string torque and down-hole friction when drilling long laterals. Without a comprehensive solution, drill pipe, tubing, tool joints and drill string mid-sections will suffer from aggressive wear that will negatively impact drilling torque, friction, time to complete and total drilling costs. Our Armacor® line of products will solve these problems with revolutionary amorphous alloys. Our alloys are mechanically much stronger, harder and corrosion resistant than crystalline structure alloys found in in the market today. Our goal is to help drillers across the major oil and gas basins of North America create better oil and gas well outcomes and lower total well costs when drilling long laterals. Our initial product line will be focused on tubing and drill-pipe metal coating products, RFID enclosure products and other services that provide protection and friction reduction for nearly every metal component of a drilling operation.

With hardness that can range from 900 to 1500 Vickers, our coatings products will be 3 to 5 times harder than normal metals such as titanium and steel. Oilfield products protected by these Armacor® coatings are lasting two to ten times longer than other coated products in field applications. Additionally, our coatings products will deliver a friction coefficient of 0.05 to 0.12, similar to the smoothness of Teflon.

Our Competitors

The key players in the global market include The 3M Company, AkzoNobel N.V, Jotun A/S, Hempel A/S, Axalta Coating System Ltd., The Sherwin-Williams Company, Kansai Paints Co. Ltd., RPM International, Inc., Aegion Corporation, Ashland Inc., and BASF SE. The industry is characterized by merger and acquisitions as the players are focusing on increasing their market presence. In December 2016, AkzoNobel completed its acquisition of BASF India’s industrial coatings business which helped the company to focus on its coating businesses and decorative paints business.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively.

•
AVV, a Liquidmetal Coatings related company, has granted us a worldwide, perpetual, royalty free, fully paid up sublicense to all intellectual property related to oil and gas sector products. We have the right to develop our own “use patents” under the license. Liquidmetal Coatings’ advanced material technology is providing solutions to decades-old problems across a wide range of industries and products.

•
Our product development partner Liquidmetal Coatings has been working with major oil and gas upstream companies for several years to develop the right products for their current needs. Liquidmetal Coatings is a private U.S. based company with over 20 years of leading-edge materials innovation. We believe that we have developed the most advanced family of metal coatings for protection against wear and corrosion.

•
Our patented oil and gas technology drilling products will be designed to reduce torque, friction, wear resistance, corrosion and other well drilling and completion needs. Our core products will be developed around patented amorphous alloy technology originally invented by NASA. Amorphous alloys are mechanically stronger and less susceptible to corrosion and wear, because they do not have naturally occurring weak regions or break points of crystalline atomic structure. Metals lacking a crystalline structure possess superior corrosion resistance, hardness, strength and a lower friction coefficient.

Our Growth Strategies

Our goal is to continue to expand the range of oil and gas product solutions provided to us as exclusive license holder of this patented technology.

•
Our company will initially embark on a U.S. oilfield services company acquisition initiative, aimed at companies who are already using one or more of the Armacor® brand of Liquidmetal® Coatings Products and/or who are recognized as a high-quality services provider to strategic customers in the major north American oil and gas basins. When completed, each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our amorphous alloy technology products. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration future product development and planning.

•
We believe that a well-capitalized technology-enabled oilfield services business, with ownership of a worldwide, perpetual, royalty free, fully paid up and exclusive license and rights to all future Liquidmetal® Coatings oil and gas product innovations, will provide the basis for more accessible financing to grow our company and execute our oilfield services company acquisitions strategy. This patented protected intellectual property also creates a meaningfully differentiated oilfield services business, with little effective competition. The combination of friction reduction, torque reduction, reduced corrosion, wear and better data collection from the deployment of our RFID enclosures, only represent our initial product line. We anticipate new innovative products will come to market as we collaborate with drillers to solve their other down-hole needs.

•
Much like the relationship that Dell Computer has with Intel and other strategic vendors, Liquidmetal Coatings and our company will work together to establish a customer-focused “needs set” for research and development, our core product line, and value added product features and optimize well performance and customer satisfaction. We intend to further strengthen our market position by implementing the following growth strategies.

◦
Metal Products – we plan to establish full service facilities in each major geographic area of drilling with products and services such as RFID enclosures, pipe coating services, hardbanding, inspection services, and machining and thread repair.

◦
Software – we plan to develop life cycle management services, providing drill pipe asset tracking from cradle to grave, predictive maintenance modeling, collection and maintenance of all service history and delivery of this data-driven software tool to customers via cloud-based systems.

Intellectual Property

Our success will be dependent, in part, upon our proprietary rights to our products. The following consists of a description of our intellectual property rights.

As noted above, on August 21, 2017, AVV granted to us a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense to all of AVV’s owned and licensed intellectual property for use in the oilfield services industry, except for a tubular solutions company headquartered in France.

In addition, LCME granted a license to us for the Liquidmetal® Coatings Products and Armacor® trademarks and service marks.

Governmental Regulation

Our business is impacted by federal, state and local laws and other regulations relating to the oil and natural gas industry, as well as laws and regulations relating to worker safety and environmental protection. We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on us, our business or financial condition.

In addition, our customers are impacted by laws and regulations relating to the exploration for and production of natural resources such as oil and natural gas. These regulations are subject to change, and new regulations may curtail or eliminate our customers’ activities in certain areas where we currently operate. We cannot determine the extent to which new legislation may impact our customers’ activity levels, and ultimately, the demand for our services.

Environmental Matters

Our operations, and those of our customers, will be subject to extensive laws, regulations and treaties relating to air and water quality, generation, storage and handling of hazardous materials, and emission and discharge of materials into the environment. We believe we are in substantial compliance with all regulations affecting our business. Historically, our expenditures in furtherance of our compliance with these laws, regulations and treaties have not been material, and we do not expect the cost of compliance to be material in the future.

Employees

We have two full-time employees as of December 31, 2017. We believe that our relationships with our employees are satisfactory. We utilize the services of independent contractors to perform various daily operational and administrative duties.

Available Information

We make available free of charge through our “INVESTORS – SEC FILINGS” section of our webs-site at www.vyey.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and the amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to the SEC.

Item 1A. Risk Factors

Our business is subject to a number of risks including, but not limited to, those described below:

Risks Related to Our Business, Industry, and Strategy

We have substantial liabilities that will require that we raise additional financing to continue operations. Such financing may be available on less advantageous terms, if at all. Additional financing may result in substantial dilution.

As of December 31, 2017, we had $24,383 of cash, current assets of $138,350, current liabilities of $1,870,934 and a working capital deficit of $1,732,584. Our current liabilities mainly include accounts payable and accrued liabilities, some of which are past due, and $896,500 of notes payable - affiliate. We are currently unable to pay our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.

We will be required to seek additional debt or equity financing in order to pay our current liabilities and to support our anticipated operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If our cash on hand, cash flows from operating activities, and borrowings under our credit facility are not sufficient to fund our capital expenditures, we may be required to refinance or restructure our debt, if possible, sell assets, or reduce or delay acquisitions or capital investments, even if publicly announced. If we cannot obtain additional financing, we will not be able to conduct the operating activities that we need to generate revenue to cover our costs, and our results of operations would be negatively affected.

There is substantial uncertainty we will continue operations in which case you could lose your investment.

We have determined that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we have incurred losses of $20,720,286 and $1,906,599 for the twelve months ended December 31, 2017 and 2016, respectively.

The cash proceeds from new contributions to the Aurora partnership by Navitus, and loans from affiliates have allowed us to continue operations. We anticipate that operating losses will continue in the near term until we begin to operate as a technology focused oilfield services business.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	Our ability to raise capital to fund our operations, working capital needs, capital expenses and potential acquisitions;

•	The success of our oilfield services acquisition initiative;

•	Our ability to leverage our intellectual property, including our License;

•
Our ability to establish full service facilities in each major geographic area of drilling with products and services such are RFID enclosures, pipe coating services, hardbanding, inspection services, and machining and thread repair; and

•
Our ability to develop life cycle management services, providing drill pipe asset tracking from cradle to grave, predictive maintenance modeling, collection and maintenance of all service history and delivery of this data-driven software tool to customers via cloud-based systems.

Based upon current plans, we expect to incur operating losses in future periods as we will be incurring expenses and not generating significant revenues. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to generate revenues that are greater than our expenses could result in the loss of all or a portion of your investment.

We plan to operate in a highly competitive industry, with intense price competition, which may intensify as our competitors expand their operations.

The market for oilfield services in which we plan to operate is highly competitive and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial resources than we do. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers. The principal competitive factors in our markets are product and service quality and availability, responsiveness, experience, equipment quality, reputation for safety and price. The competitive environment has intensified as recent mergers among exploration and production companies have reduced the number of available customers. The fact that drilling rigs and other vehicles and oilfield services equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. We may be competing for work against competitors that may be better able to withstand industry downturns and may be better suited to compete on the basis of price, retain skilled personnel and acquire new equipment and technologies, all of which could affect our revenue and profitability.

Downturns in the oil and gas industry, including the oilfield services business, may have a material adverse effect on our financial condition or results of operations.

The oil and gas industry is highly cyclical and demand for most our future oilfield services and products will be substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our future services and products, which are summarized as:

•	general and economic business conditions;

•	market prices of oil and gas and expectations about future prices;

•	cost of producing and the ability to deliver oil and natural gas;

•	the level of drilling and production activity;

•	mergers, consolidations and downsizing among our future clients or acquisition targets;

•	coordination by OPEC;

•	the impact of commodity prices on the expenditure levels of our future clients or acquisition targets;

•	financial condition of our client base and their ability to fund capital expenditures;

•	the physical effects of climatic change, including adverse weather, such as increased frequency or severity of storms, droughts and floods, or geologic/geophysical conditions;

•	the adoption of legal requirements or taxation, including, for example, a carbon tax, relating to climate change that lowers the demand for petroleum-based fuels;

•	civil unrest or political uncertainty in oil producing or consuming countries;

•	level of consumption of oil, gas and petrochemicals by consumers;

•
changes in existing laws, regulations, or other governmental actions, including temporary or permanent moratoria on hydraulic fracturing or offshore drilling, or shareholder activism or governmental rulemakings or agreements to restrict greenhouse gas emissions, or GHGs, which developments could have an adverse impact on the oil and gas industry and/or demand for our future services;

•	the business opportunities (or lack thereof) that may be presented to and pursued by us;

•	availability of services and materials for our future clients or acquisition targets to grow their capital expenditures;

•	ability of our future clients or acquisition targets to deliver product to market;

•	availability of materials and equipment from key suppliers; and

•	cyber-attacks on our network that disrupt operations or result in lost or compromised critical data.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and products and downward pressure on pricing. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our future operating results.

Our oilfield services business depends on domestic drilling activity and spending by the oil and natural gas industry in the United States. Despite a recent increase, from late 2014 through 2016, there was a significant and rapid decline in domestic drilling activity. We may be adversely affected by industry conditions that are beyond our control.

We depend on our future customers’ willingness to make expenditures to explore for and to develop and produce oil and natural gas in the United States. We cannot accurately predict which or what level of our future services and products our clients will need in the future. Our future customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:

•	domestic and worldwide economic conditions;

•	the supply and demand for oil and natural gas;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the expected rates of declining current production;

•	the discovery rates of new oil and natural gas reserves;

•	available pipeline, storage and other transportation capacity;

•	federal, state and local regulation of exploration and drilling activities;

•	weather conditions, including hurricanes that can affect oil and natural gas operations over a wide area;

•	political instability in oil and natural gas producing countries;

•	technical advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	the ability of oil and natural gas producers to raise equity capital and debt financing; and

•	merger and divestiture activity among oil and natural gas producers.

We expect that our revenues will be generated from customers or acquisition targets who are engaged in drilling for and producing oil and natural gas. Developments that adversely affect oil and natural gas drilling and production services could adversely affect our customers’ demand for our products and services, resulting in a material adverse effect on our business, financial condition and results of operations. Current and anticipated oil and natural gas prices, the related level of drilling activity, and general production spending in the areas in which we plan to have operations are the primary drivers of demand for our future services. The level of oil and natural gas exploration and production activity in the United States is volatile and this volatility could have a material adverse effect on the level of activity by our future customers. Any reduction by our future customers of activity levels may adversely affect the prices that we can charge or collect for our services. In addition, any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and, therefore, affect demand for the services we plan to provide. Moreover, a decrease in the development rate of oil and natural gas reserves in our acquisition targets’ market areas, whether due to increased governmental regulation of or limitations on exploration and drilling activity or other factors, may also have an adverse impact on our business, even in an environment of stronger oil and natural gas prices. From the second half of 2014 through most of 2016, oil prices declined dramatically resulting in a significant reduction in the land-based drilling rig count in the United States. Although we believe some oil and natural gas exploration and production companies began to increase their drilling-related capital budgets in 2017, the timing and magnitude of a beneficial impact, if any, from this increase is highly uncertain.

Our planned operations are subject to hazards inherent in the oil and natural gas industry.

The operational risks inherent in our industry could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages. The frequency and severity of such incidents will affect our operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to retain our future services if they view our safety record as unacceptable, which could cause us to lose substantial revenue. We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. We evaluate certain of our risks and insurance coverage annually. After carefully weighing the costs, risks, and benefits of retaining versus insuring various risks, we occasionally opt to retain certain risks not covered by our insurance policies. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance costs prohibitive. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination.

We may not realize the anticipated benefits of acquisitions or divestitures.

We continually seek opportunities to increase efficiency and value through various transactions, including purchases or sales of assets or businesses. We intend to pursue our U.S. oilfield services company acquisition initiative, aimed at companies who are already using one or more of the Armacor® brand of Liquidmetal® Coatings Products and/or who are recognized as a high-quality services provider to strategic customers in the major North American oil and gas basins. These transactions are intended to result in the offering of new services or products, the entry into new markets, the generation of income or cash, the creation of efficiencies or the reduction of risk. Whether we realize the anticipated benefits from an acquisition or any other transactions depends, in part, upon our ability to timely and efficiently integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure or increase our leverage. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs. Except as required by law or applicable securities exchange listing standards, which would only apply when, and if, we are listed on a national securities exchange, we do not expect to ask our shareholders to vote on any proposed acquisition or divestiture. Moreover, we generally do not announce our acquisitions or divestitures until we have entered into a definitive agreement for an acquisition or divestiture.

There are risks relating to our acquisition strategy. If we are unable to successfully integrate and manage businesses that we plan to acquire in the future, our results of operations and financial condition could be adversely affected.

One of our key business strategies is to acquire technologies, operations and assets that are complementary to our existing businesses. There are financial, operational and legal risks inherent in any acquisition strategy, including:

•	increased financial leverage;

•	ability to obtain additional financing;

•	increased interest expense; and

•	difficulties involved in combining disparate company cultures and facilities.

The success of any completed acquisition will depend on our ability to effectively integrate the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. No assurance can be given that we will be able to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operation.

If we are not successful in continuing to grow our oilfield services business, then we may have to scale back or even cease our ongoing business operations.

Our success is significantly dependent on our U.S. oilfield services company acquisition initiative, aimed at service companies who are already using one or more of the Armacor® brand of Liquidmetal® Coatings Products to service their customers and/or who are recognized as a high-quality services provider to strategic customers in the major North American oil and gas basins. When and if completed, these oilfield services company acquisitions are expected to provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our amorphous alloy technology products. We may be unable to locate suitable companies or operate on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We depend on key management personnel and technical experts. The loss of key employees or access to third party technical expertise during our transition period could impact our ability to execute our business.

If we lose the services of the senior management, or access to independent land men, geologists and reservoir engineers with whom we have strategic relationships during our transition period, our ability to function and grow could suffer, in turn, negatively affecting our business, financial condition and results of operations.

Severe weather could have a material adverse effect on our future business.

Our business could be materially and adversely affected by severe weather. Our future clients or acquisition targets with oil and natural gas operations located in various parts of the United States may be adversely affected by hurricanes and storms, resulting in reduced demand for our future services. Furthermore, our future clients or acquisition targets may be adversely affected by seasonal weather conditions. Adverse weather can also directly impede our own future operations. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	weather-related damage to facilities and equipment, resulting in suspension of operations;

•	inability to deliver equipment, personnel and products to job sites in accordance with contract schedules; and

•	loss of productivity.

These constraints could delay our future operations and materially increase our operating and capital costs. Unusually warm winters may also adversely affect the demand for our services by decreasing the demand for natural gas.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

The oilfield services business is subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with such governmental regulations. Matters subject to regulation include:

•	natural disasters;

•	permits for drilling operations;

•	drilling and plugging bonds;

•	reports concerning operations;

•	the spacing and density of wells;

•	utilization and pooling of properties;

•	environmental maintenance and cleanup of drill sites and surface facilities; and

•	protection of human health.

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

We are subject to federal, state and local regulation regarding issues of health, safety and protection of the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

Our operations and the operations of our customers are subject to extensive and frequently changing regulation. More stringent legislation or regulation or taxation of drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. Numerous federal, state and local departments and agencies are authorized by statute to issue, and have issued, rules and regulations binding upon participants in the oil and gas industry. Our operations and the markets in which we participate are affected by these laws and regulations and may be affected by changes to such laws and regulations in the future, which may cause us to incur materially increased operating costs or realize materially lower revenue, or both.

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and natural gas and could limit well site services opportunities. Additionally, environmental groups have advocated increased regulation in certain areas in which we currently operate or in which we may operate in the future. These initiatives could lead to more stringent permitting requirements, increased regulation, possible enforcement actions against the regulated community, and a moratorium or delays on permitting, which could adversely affect our well site service opportunities.

Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred as a result of conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages, arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition. In addition, the occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

Increased regulation of hydraulic fracturing could result in reductions or delays in oil and gas production by our customers, which could adversely impact our revenue.

We anticipate that a significant portion of our customers’ oil and gas production will be developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. We do not engage in any hydraulic fracturing activities ourselves although many of our customers may do so. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level that could lead to delays, increased operating costs and prohibitions for our customers, such regulations could reduce demand for our services and materially adversely affect our results of operations.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services we provide.

In recent years, the U.S. Congress has considered legislation to restrict or regulate greenhouse gases ("GHGs"), such as carbon dioxide and methane that may be contributing to global warming. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHGs, primarily through the planned development of emission inventories or regional GHG cap and trade programs.

Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHGs would impact our business, either directly or indirectly, any future federal or state laws or implementing regulations that may be adopted to address GHGs could require us to incur increased operating costs and could adversely affect demand for the natural gas our customers extract using our services. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil and natural gas, resulting in a decrease in demand for our services. We cannot predict with any certainty at this time how these possibilities may affect our operations.

Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.

We plan to enter into agreements with our customers governing the provision of our services, which usually will include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition and results of operations.

Delays in obtaining permits by our future customers or acquisition targets for their operations could impair our business.

Our future customers or acquisition targets are required to obtain permits from one or more governmental agencies in order to perform drilling and/or completion activities. Such permits are typically required by state agencies but can also be required by federal and local governmental agencies. The requirements for such permits vary depending on the location where such drilling and completion activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions, which may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. Permitting delays, an inability to obtain new permits or revocation of our future customers’ or acquisition targets’ current permits could cause a loss of revenue and could materially and adversely affect our business, financial condition and results of operations.

Gas drilling and production operations require adequate sources of water to facilitate the fracturing process and the disposal of that water when it flows back to the wellbore. If our future customers or acquisition targets are unable to obtain adequate water supplies and dispose of the water we use or remove at a reasonable cost and within applicable environmental rules, it may have an adverse impact on our business.

New environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our customers’ operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance. Water that is used to fracture gas wells must be removed when it flows back to the wellbore. Our future customers’ or acquisition targets’ ability to remove and dispose of water will affect production and the cost of water treatment and disposal and may affect their profitability. The imposition of new environmental initiatives and regulations could include restrictions on our customers’ ability to conduct hydraulic fracturing or disposal of waste, including produced water, drilling fluids and other wastes associated with the exploration, development and production of gas. This may have an adverse impact on our business.

If we are unable to obtain patents, licenses and other intellectual property rights covering our services and products, our operating results may be adversely affected.

Our success depends, in part, on our ability to obtain patents, licenses and other intellectual property rights covering our services and products. On August 21, 2017, we entered into the Transaction Agreement with AVV, pursuant to which AVV granted to us a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense to all of AVV’s owned and licensed intellectual property for use in the oilfield services industry, except for a tubular solutions company headquartered in France. In connection with the Transaction Agreement, we also entered into a trademark license agreement with LMCE, pursuant to which LMCE granted a license for the Liquidmetal® Coatings Products and Armacor® trademarks and service marks to us. To that end, we have obtained certain patents and intend to continue to seek patents on some of our inventions, services and products. While we have patented some of our key technologies, we do not patent all of our proprietary technology, even when regarded as patentable. The process of seeking patent protection can be long and expensive. There can be no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries. Litigation, which could demand significant financial and management resources, may be necessary to enforce our patents or other intellectual property rights. Also, there can be no assurance that we can obtain licenses or other rights to necessary intellectual property on acceptable terms.

If we are not able to develop or acquire new products or our products become technologically obsolete, our results of operations may be adversely affected.

The market for our future services and products is characterized by changing technology and product introduction. As a result, our success is dependent upon our ability to develop or acquire new services and products on a cost-effective basis and to introduce them into the marketplace in a timely manner. While we intend to continue committing substantial financial resources and effort to the development of new services and products, we may not be able to successfully differentiate our future services and products from those of our competitors. Our future clients may not consider our proposed services and products to be of value to them; or if the proposed services and products are of a competitive nature, our clients may not view them as superior to our competitors' services and products. In addition, we may not be able to adapt to evolving markets and technologies, develop new products, or achieve and maintain technological advantages.

If we are unable to continue developing competitive products in a timely manner in response to changes in technology, our future business and operating results may be materially and adversely affected. In addition, continuing development of new products inherently carries the risk of inventory obsolescence with respect to our older products.

Our ability to conduct our business might be negatively impacted if we experience difficulties with outsourcing and similar third-party relationships.

We plan to outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. We may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies, such strategies prove to be ineffective or fail to provide expected cost savings, or our third-party providers fail to perform as anticipated, we may experience operational difficulties, increased costs, reputational damage and a loss of business that may have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified material weaknesses. These material weaknesses were associated with our lack of sufficient segregation of duties within accounting functions. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

Risks Related to Our Common Stock

Our common stock is quoted on the OTCQB Venture Market, which may have a negative impact on our stock price and liquidity.

Our common stock is currently quoted on the OTCQB Venture Market operated by OTC Markets Group under the symbol “VYEY.” The OTCQB Venture Market is a significantly more limited market than the New York Stock Exchange or The Nasdaq Stock Market. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Our stock price has historically been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. In addition to other factors described in this section, these factors may include, among others:

•	conversion of outstanding stock options or warrants;

•	announcements by us or our competitors of new investments;

•	developments in existing or new litigation;

•	changes in government regulations;

•	fluctuations in our quarterly and annual operating results; and

•	general market and economic conditions.

In addition, the stock markets have, in recent years, experienced significant volume and price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market prices and the trading volume of our stock may continue to experience significant fluctuations due to the matters described above, as well as economic and political conditions in the United States and worldwide, investors’ attitudes towards our business prospects, and changes in the interests of the investing community. As a result, the market price of our common stock has been and may continue to be adversely affected and our stockholders may not be able to sell their shares or to sell them at desired prices.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from this rule. In any event, even if our common stock were exempt from this rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Future sales or perceived sales of our common stock could depress our stock price.

If the holders of shares of our common stock were to attempt to sell a substantial amount of their holdings at once, our stock price could decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short the shares, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares being offered for sale to increase, our stock price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Issuance of shares of our common stock upon the exercise of options or warrants will dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

As of December 31, 2017, we had outstanding stock options to purchase an aggregate of 223,556 shares of common stock and warrants to purchase an aggregate of 527,367 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants and we would be able to obtain a higher price for our common stock than we would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and the terms on which we could obtain additional financing. The ownership interest of our existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

Concentration of ownership of management and directors may reduce the control by other stockholders over our company.

Our executive officers and directors own or exercise full or partial control over approximately 89% of our outstanding common stock. Thus, other investors in our common stock may not have much influence on corporate decision-making. In addition, the concentration of control over our common stock in the executive officers and directors could prevent a change in control of our company.

Our future capital needs could result in dilution of your investment.

Our Board of Directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would likely dilute the ownership interests of our current investors and may dilute the net tangible book value per share of our common stock. Investors in subsequent offerings may also have rights, preferences and privileges senior to our current stockholders, which may adversely impact our current stockholders.

We have not paid dividends in the past and our Board of Directors does not expect to pay dividends in the future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future.

The payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in any of our future debt agreements and other factors our Board of Directors may deem relevant. If we do not pay dividends, a return on your investment will only occur if our stock price appreciates.

Securities analysts may not initiate coverage for our common stock or may issue negative reports and this may have a negative impact on the market price of our common stock.

The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. It may be difficult for companies such as us, with smaller market capitalizations, to attract a sufficient number of securities analysts that will cover our common stock. If one or more of the analysts who elect to cover our company downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. This could have a negative effect on the market price of our stock.

Nevada law and our charter documents contain provisions that could delay or prevent actual and potential changes in control, even if they would benefit stockholders.

Our articles of incorporation authorize the issuance of preferred shares, which may be issued with dividend, liquidation, voting and redemption rights senior to our common stock without prior approval by the stockholders. The preferred stock may be issued for such consideration as may be fixed from time to time by our Board of Directors. Our Board may issue such shares of preferred stock in one or more series, with such designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution of resolutions.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, our Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock.

These and other provisions in the Nevada corporate statutes and our charter documents could delay or prevent actual and potential changes in control, even if they would benefit our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office space lease is month to month and is for approximately 1,200 square feet at 3355 Bee Caves Road, Suite 608, Austin, Texas 78746. The monthly lease cost is $2,500.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3. LEGAL PROCEEDINGS

Cause No. CV-47,230; James Capital Energy, LLC and Victory Energy Corporation v. Jim Dial, et al.; In the 142nd District Court of Midland County, Texas.
This is a lawsuit filed on or about January 19, 2010, by James Capital Energy, LLC and our company against numerous parties for fraud, fraudulent inducement, negligent misrepresentation, breach of contract, breach of fiduciary duty, trespass, conversion and a few other related causes of action. This lawsuit stems from an investment our company entered into for the purchase of six wells on the Adams Baggett Ranch with the right of first refusal on option acreage.
On December 9, 2010, our company was granted an interlocutory Default Judgment against Defendants Jim Dial, 1st Texas Natural Gas Company, Inc., Universal Energy Resources, Inc., Grifco International, Inc., and Precision Drilling & Exploration, Inc. The total judgment amounted to approximately $17,183,987.
Our company has added a few more parties to this lawsuit. Discovery is ongoing in this case and no trial date has been set at this time.
We believe they will be victorious against all the remaining Defendants in this case.
On October 20, 2011, Defendant Remuda filed a Motion to Consolidate and a Counterclaim against our company. Remuda is seeking to consolidate this case with two other cases wherein Remuda is the named Defendant. An objection to this motion was filed and the cases have not been consolidated. Additionally, we do not believe that the counterclaim made by Remuda has any legal merit.

There was no further activity related to this case during the years ended December 31, 2017 and 2016, respectively.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTCQB Venture Market operated by OTC Markets Group under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2017 and 2016. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

On December 19, 2017, we completed a 1-for-38 reverse stock split of our outstanding common stock. As a result of this stock split, our issued and outstanding common stock decreased from 197,769,460 to 5,206,150 shares. Accordingly, the bid prices in the following table have been adjusted to show the effect of this stock split.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2017	First Quarter	$5.32	$1.90
	Second Quarter	$3.04	$1.14
	Third Quarter	$9.12	$1.14
	Fourth Quarter	$9.50	$3.80
2016	First Quarter	$11.40	$2.28
	Second Quarter	$7.60	$2.66
	Third Quarter	$7.60	$2.28
	Fourth Quarter	$3.04	$1.52

Holders

On December 31, 2017, there were approximately, 1,417 holders of record of our common stock. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2017 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year.
Purchases of Equity Securities

We did not purchase any of our own common stock during the fourth quarter of 2017.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this report.

General Overview

We are an Austin, Texas based publicly held company that is in the process of transitioning from an upstream oil and gas exploration and production company, into a technology driven oilfield services company offering patented oil and gas technology drilling products designed to improve oil and gas well drilling outcomes.

Prior to entering into the Transaction Agreement and Divestiture Agreement described elsewhere in this report, we had been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of south Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics. Our asset portfolio included both vertical and horizontal wells in prominent formations such as the Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. As of August 21, 2017, we held a working interest in 30 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of west Texas and the Eagle Ford area of south Texas.

Prior to the Divestiture of Aurora, all of our oil and natural gas operations were conducted through, and we held all of our oil and natural gas assets through, our 50% partnership interest in Aurora. Aurora was a consolidated subsidiary with our company for financial statement purposes. Through our partnership interest in Aurora, we were the beneficial owner of fifty percent (50%) of the oil and gas properties, wells and reserves held of record by Aurora. Closing of the Divestiture Agreement was completed on December 13, 2017. Therefore, the results of Aurora are reported as discontinued operations in the financial statements, except for the Statements of Cash Flow which is presented on a consolidated basis.

Following the Transaction Agreement and the Divestiture of our interests in Aurora, we are focused exclusively on technology-driven, friction reducing oilfield products and services. Specifically, delivering metal coating products and services that provide protection and friction reduction for nearly every metal component of a drilling operation. Our goal is to help drillers become more efficient while creating better outcomes for every well they drill and complete.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we have incurred losses of $20,720,286 and $1,906,599 for the twelve months ended December 31, 2017 and 2016, respectively.

The cash proceeds from new contributions to the Aurora partnership by Navitus, and loans from affiliates have allowed us to continue operations. We anticipate that operating losses will continue in the near term until we begin to operate as a technology focused oilfield services business.

The accompanying financial statements are prepared as if we will continue as a going concern. The financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if we were unable to continue as a going concern.

Results of Operations

The following summarizes key components of our results of operations during the years ended December 31, 2017 and 2016.
General and Administrative Expense: General and administrative expenses increased $407,739 or 23% to $2,174,965 for the year ended December 31, 2017 from $1,767,226 for the year ending December 31, 2016. The increase is primarily due to costs incurred associated with the Transaction Agreement and the Divestiture Agreement.

Depreciation and Amortization: Depreciation and amortization expenses increased $9,039 or 140% to $15,502 for the twelve months ended December 31, 2017 from $6,463 for the twelve months ended December 31, 2016 mainly due to revisions to furniture and equipment.

Interest Expense: Interest expense increased $204,120 to $338,236 for the twelve months ended December 31, 2017 from $134,116 for the twelve months ended December 31, 2016. The increase is primarily due to interest on amounts owed under the terms of the note payable - affiliate.

Income Taxes: There is no provision for income tax expenses recorded for either the twelve months ended December 31, 2017 or December 31, 2016 due to the expected net operating losses, which we refer to as NOL, of both years. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance thus be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Loss from Continuing Operations: Loss from continuing operations increased $620,898 or 33% to $2,528,703 for the twelve months ended December 31, 2017 from a loss of $1,907,805 for the twelve months ended December 31, 2016. The increase is primarily due to costs incurred associated with the Transaction Agreement and the Divestiture Agreement.

Income (Loss) from Discontinued Operations: Income (loss) from discontinued operations decreased $18,192,789 or 1,508,523.1% to a loss of $18,191,583 for the twelve months ended December 31, 2017 from income of $1,206 for the twelve months ended December 31, 2016. The loss from discontinued operations in 2017 is due to the divestiture of our 50% interest in the Aurora partnership.

Liquidity and Capital Resources

At December 31, 2017, we had a working capital deficit of $1,732,584, compared to a working capital deficit of $3,196,633 at December 31, 2016. Current liabilities decreased to $1,870,934 at December 31, 2017 from $3,307,419 at December 31, 2016. The decrease is primarily due to payments made to our lender and conversion of related party payables into preferred stock.

During the year ended December 31, 2017, as with the year ended December 31, 2016, we did not generate positive cash flow from on-going operations. As a result, we funded our operations through the private sale of equity, the issuance of our securities in exchange for services and loans from affiliates.

Cash proceeds from new contributions to Aurora by Navitus, and loans from affiliates have allowed us to continue operations and enter into a Transaction Agreement, sublicense agreement and other related agreements that will allow us to transition our business into a technology focused oilfield services company. Management anticipates that operating losses will continue in the near term until we begin to operate as a technology focused oilfield services company.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	Fiscal Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(1,938,140)	$(2,027,080)
Net cash provided by (used in) investing activities	3,261	78,652
Net cash provided by financing activities	1,902,806	2,002,500
Net increase (decrease) in cash and cash equivalents	(32,073)	54,072
Cash and cash equivalents at beginning of year	56,456	2,384
Cash and cash equivalent at end of year	$24,383	$56,456
Net cash used in operating activities for the year ended December 31, 2017 was $1,938,140 after the net loss of $20,720,286 was decreased by loss on disposal of discontinued operations of $18,205,884, approximately $300,000 in stock based compensation expense, $210,000 in amortization of debt discount and approximately $90,000 of depletion, accretion, depreciation, and amortization which was partially offset by approximately $65,000 in changes to the other operating assets and liabilities. This compares to cash used in operating activities for the year ended December 31, 2016 of $2,027,080 after the net loss for that period of $1,906,599 was increased by $120,481 due to non-cash charges and changes in other operating assets and liabilities.

Net cash provided by investing activities for the year ended December 31, 2017 was $3,261. This was due to revisions to furniture and equipment. This compares to $78,652 of net cash provided by investing activities for the year ended December 31, 2016 which included proceeds received on sales of underdeveloped acreage in the amount of $97,094, which was partially offset by minor development expenditures of $18,442.

Net cash provided by financing activities for the year ended December 31, 2017 was $1,902,806. This amount includes $1,135,000 of debt financing proceeds from an affiliate, $1,170,000 of contributions from Navitus and others, which were partially offset by $570,500 in principal payments on debt financing. This compares to $2,002,500 in net cash provided by financing activities during the year ended December 31, 2016, which includes $2,112,000 of contributions from Navitus and others, which were partially offset by $109,500 in principal payments on debt financing.

On February 1, 2017, we entered into a securities purchase agreement with VPEG, pursuant to which VPEG agreed to purchase a unit comprised of (i) $320,000 principal amount of 12% unsecured six-month promissory note with a maturity date of the earlier of six months from the date of the note or the date we consummate a material business combination transaction, and (ii) a common stock purchase warrant to purchase 136,928 shares of our common stock at an exercise price of $3.51 per share. On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release with VPEG, pursuant to which all obligations of our company to VPEG to repay indebtedness for borrowed money (other than the note described below), which totaled approximately $873,409.64, including all accrued, but unpaid, interest thereon, was converted into 110,000.472149068 shares of our newly designated Series C Preferred Stock. Some of the obligations of our company to VPEG arose pursuant to this securities purchase agreement. Pursuant to the settlement agreement, the twelve percent (12%) unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 574,612 shares of our common stock.

On August 21, 2017, in connection with the Transaction Agreement, we entered into the VPEG Loan Agreement with VPEG, pursuant to which VPEG loaned $500,000 to us. Such loan is evidenced by the VPEG Note issued by us to VPEG on August 21, 2017. The VPEG Note reflects an original issue discount of $50,000 such that the principal amount of the VPEG Note is $550,000, notwithstanding the fact that the loan is in the amount of $500,000. The VPEG Note does not bear any interest in addition to the original issue discount, matures on September 1, 2017, and is secured by a security interest in all of our assets. On October 11, 2017, we and VPEG entered into an amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed to (i) increase the loan amount to $565,000, (ii) increase the principal amount of the VPEG Note to $621,500, reflecting an original issue discount of $56,500 and (iii) extend the maturity date to November 30, 2017. On January 17, 2018, we and VPEG entered into a second amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the VPEG Note; (ii) that VPEG will have the option but not the obligation to loan us additional amounts under the VPEG Note on the same terms upon the written request from us; and (iii) that, in the event that VPEG exercises its option to convert the VPEG Note into shares of our common stock at any time after the maturity date and prior to payment in full of the principal amount of the VPEG Note, we shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share, and containing a cashless exercise feature and such other provisions as mutually agreed to by us and VPEG. This loan provided short-term financing required for operating and transaction expenses.

On August 21, 2017, we entered into the Transaction Agreement with AVV, pursuant to which AVV agreed to contribute to $5,000,000 to our company. The Cash Contribution would provide financing for the development and execution of the sales and distribution business growth plan. However, there is no guarantee that AVV will make such Cash Contribution. To date, AVV has contributed a total of $255,000 to our company, but has yet to make the entire Cash Contribution.

We will be required to obtain additional liquidity resources in order to support our operations. We are addressing our liquidity needs by developing additional backup capital sources.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Cash and Cash Equivalents:

We consider all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. We had no cash equivalents at December 31, 2017 and December 31, 2016.

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of three to seven years.

Intangible Assets:

Our intangible assets are comprised of contract-based and marketing-related intangible assets. Our contract-based intangible assets include a sublicense agreement and a trademark license. The contract-based intangible assets have useful lives of 11.1 years to 15 years. As of December 31, 2017 we have not begun to use the economic benefits of the sublicense agreement and the trademark license and, accordingly, they were not amortized. We will begin to amortize the contract-based intangible assets using the straight-line amortization method over their respective remaining useful lives once we have begun to use their economic benefits. Our marketing related intangible assets include three non-compete agreements all of which have useful lives of 15 years. As of December 31, 2017 we have not begun to use the economic benefits of the non-compete agreements and, accordingly, they were not amortized. We will begin to amortize the marketing-related intangible assets using the straight-line amortization method over their respective remaining useful lives once we have begun to use their economic benefits. The remaining useful lives of intangible assets will be evaluated each reporting period. Intangible assets will be tested for impairment at least annually and upon a triggering event. The following table shows intangible assets and related accumulated amortization as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Sublicense agreement	$11,330,000	$—
Trademark license	6,030,000	—
Non-compete agreements	270,000	—
Accumulated amortization	—	—
Intangible assets, net	$17,630,000	$—

Fair Value:

At December 31, 2017 and December 31, 2016, the carrying value of our financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

Leve1 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Leve1 2 input must be observable for substantially the full term of the asset or liability; and

Leve1 3 - unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

Unamortized Discount:

Unamortized discount consists of value attributed to free standing equity instruments issued to the holders of affiliate note payable and are amortized over the life of the related loans using a method consistent with the interest method. Amortization of debt discount totaled $210,000 for the twelve months ended December 31, 2017 and is included in interest expense in the statements of operations. The following table shows the discount and related accumulated amortization as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Original issuance discount	$210,000	$—
Accumulated amortization	(210,000)	—
Unamortized discount, net	$—	$—

Stock-Based Compensation:

We apply FASB ASC 718, Compensation-Stock Compensation, to account for the issuance of options and warrants to employees, key partners, directors, officers and Navitus investors. The standard requires all share-based payments, including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of options and warrants granted to employees, directors and officers is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of our stock price. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected term of the common stock option or warrant, the dividend yield and the risk-free interest rate.

We from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third-parties. Restricted stock, options or warrants issued to third parties are recorded on the basis of their fair value, which is measured as of the date issued. The options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period and is included in general and administrative expenses in the accompanying statements of operations.

Income Taxes:

We account for income taxes in accordance with FASB ASC 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2017 and 2016, respectively. The weighted average number of common shares outstanding was 1,039,420 at December 31, 2017. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table outlines outstanding common stock shares and common stock equivalents.

	Years Ended December 31,
	2017	2016
Common Stock Shares Outstanding	5,206,174	823,278
Common Stock Equivalents Outstanding
Warrants	527,367	292,308
Stock Options	223,556	27,766
Unconverted Preferred A Shares	137,932	137,932
Total Common Stock Equivalents Outstanding	888,855	458,006

Recently Adopted Accounting Standards

On May 17, 2017, FASB issued Accounting Standards Update, or ASU, 2017-09, Scope of Modification Accounting (clarifies Topic 718) Compensation - Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification; the ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU on January 1, 2018. We expect the adoption of this ASU will only impact financial statements if and when there is a modification to its share-based award agreements.

In January 2017, FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under ASU 2017-01, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. ASU 2017-01 may result in more transactions being accounted for as asset acquisitions rather than business combinations. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. We adopted ASU 2017-01 on January 1, 2017 and will apply the new guidance to applicable transactions going forward.

In March 2016, FASB issued guidance regarding the simplification of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this guidance in the second quarter of 2016 as permitted by the guidance. Adoption of this guidance did not impact our financial statements, except for the simplification in accounting for income taxes using a modified retrospective approach. Upon adoption, we recorded a related deferred tax asset for previously unrecognized excess tax benefits of $37 million. As we consider it more likely than not that the deferred tax asset will not be realized, we recorded a full valuation allowance of $37 million, resulting in no net effect on our statement of operations. We elected to continue our current policy of estimating forfeitures.

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. In August 2015, FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), which addresses the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. Therefore, we adopted ASU 2015-03 beginning January 1, 2016. Changes to the balance sheet have been applied on a retrospective basis. This resulted in the reclassification of debt issuance costs of $6,237 and $40,823 associated with our Credit Agreement from Other Assets to Current Note Payable in the Balance Sheet for the years ended December 31, 2017 and 2016.

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidated Analysis. ASU 2015-02 amended the consolidation guidance by modifying the evaluation criteria for whether limited partnerships and similar legal entities are variable interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affecting the consolidated analysis of reporting entities that are involved with variable interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not have a material impact on our balance sheets, statements of operations or consolidated statements of cash flows.

Recently Issued Accounting Standards

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Financial Statements beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2017, our internal control over financial reporting was not effective due to the following material weaknesses.
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
In order to cure the foregoing material weakness, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.
We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.
Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2017, but was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers
The following table sets forth information regarding the names, ages (as of December 31, 2017) and positions held by each of our executive officers.

Name	Age	Positions Held
Kenneth Hill	54	Chief Executive Officer, President, Chief Financial Officer and Director
Ronald W. Zamber	56	Chairman of the Board of Directors
Robert Grenley	59	Director
Ricardo A. Salas	53	Director
Kevin DeLeon	50	Director
Julio C. Herrera	50	Director
Eric Eilertsen	60	Director

Pursuant to the Transaction Agreement that we entered into with AVV on August 21, 2017, we agreed that until the next annual meeting of stockholders following our recent meeting held in November 2017, the Board shall remain at seven (7) persons and Navitus shall have the right to appoint three (3) members to the Board, who shall initially be Ronald W. Zamber, Robert Grenley and Kevin DeLeon.

Kenneth Hill – Chief Executive Officer, President, Chief Financial Officer and Director

Mr. Hill has served as our Chief Executive Officer since January 2012 and as our Chief Financial Officer since April 2016. He has been a member of our Board of Directors since April 2011. Mr. Hill previously served as our Vice President and Chief Operating Officer from January 2011 to January 2012. Prior to joining our company, Mr. Hill held titles of Interim CEO, VP of Operations and VP of Investor Relations for the U.S. subsidiary of Austin Exploration, Ltd, a publicly traded oil and gas company on the Australian Stock Exchange. Since 2001, through his private company, Mr. Hill has raised several million dollars of venture capital and he personally invested in and consulted for a number of successful entrepreneurial ventures across a variety of industries, including oil and gas. Prior to 2001, Mr. Hill was employed for 16 years at Dell, Inc. As one of the first 20 employees at Dell he served in a variety of management positions including manufacturing, sales, marketing, and business development. Prior to joining Dell, Mr. Hill studied Business Management and Business Marketing at Southwest Texas State University (now Texas State University). While at Dell, Mr. Hill continued his education at The University of Texas Graduate School of Business Executive Education program, The Aspen Institute and the Center for Creative Leadership. Mr. Hill was selected to serve on our Board of Directors due to his extensive senior management and venture capital experience across a variety of industries, including oil and gas, for over 25 years.

Ronald W. Zamber, M.D. Director – Chairman of the Board

Dr. Zamber has served as a member of our Board of Directors since January 24, 2009. Dr. Zamber is founder, Managing Director and Chairman of Visionary Private Equity Group since 2010, and a Managing Director of Navitus since 2011, Navitus Partners since 2011 and James Capital Energy since 2007. He brings more than 20 years of experience in corporate management and business development extending across the public, private and non-profit arenas. Dr. Zamber has helped build profitable companies in healthcare, private and public petroleum E&P, consumer products and Internet technology industries. Dr. Zamber is a Board Certified Ophthalmologist and founder of International Vision Quest, a non-profit organization that performs humanitarian medical and surgical missions, builds water treatment facilities and supports food delivery programs to impoverished communities around the world. He has served as an examiner with the American Board of Ophthalmologists and Secretariat for State Affairs with the American Academy of Ophthalmology. Dr. Zamber is the 2009 recipient of Notre Dame’s prestigious Harvey Foster Humanitarian Award. He now serves on the advisory board of Feed My Starving Children, one of the highest rated and fastest growing charities in the country. Dr. Zamber received his Bachelor’s degree with high honors from the University of Notre Dame and his medical degree with honors from the University of Washington. Dr. Zamber was selected to serve on our Board of Directors due to his over 20 years of experience in corporate management and business development extending across the public, private and non-profit arenas.

Robert Grenley – Director

Mr. Grenley has served as a member of our Board of Directors since June 1, 2010. Mr. Grenley has over 25 years of experience in financial management, business development and entrepreneurial experience. This financial experience includes 12 years managing early stage organizations with equity capital. Mr. Grenley’s broader financial management experience includes over 10 years of direct portfolio management and investment expertise including common and preferred stock, stock options, corporate and municipal bonds as well as syndicated investments and private placements. Recently, Mr. Grenley has been associated with the Visionary Private Equity Group since 2012, and is currently its Director of Capital Development, as well as the Chief Financial Officer of the Visionary Media Group, a wholly owned subsidiary. Mr. Grenley served as the Chief Financial Officer of POP Gourmet, a fast growing Seattle-based snack food company, since early 2013, where he was responsible for the creation, production, and execution of POP Gourmet’s first equity financing ($2.5 million in 2013), its second equity financing ($8.5 million in 2015), and its first credit facility ($2 million in 2015). As the company has matured, it has been able to attract a consumer product group specialist as Chief Financial Officer, and Mr. Grenley currently retains the Director, Corporate Finance title, focusing on credit facilities, investor relations, and other related matters. Mr. Grenley holds a BA in Economics from Duke University. Mr. Grenley was selected to serve on our Board of Directors due to his over 25 years of experience in financial management, business development and entrepreneurial experience.

Ricardo A. Salas – Director

Mr. Salas has served as a member of our Board of Directors since August 21, 2017. He has served as the President of Armacor Holdings, LLC, an investment holding company for Liquidmetal Coatings, LLC, which develops, supplies and provides application service of leadingmetallic coatings which protect against wear and corrosion in oil & gas, power, pulp & paper and other industrial environments, since May of 2012. He has served as a Director of Liquidmetal Coatings, LLC since June 2007. Between 2008 and 2015, Mr. Salas served as Executive Vice President and a Director of Liquidmetal Technologies, Inc., a pioneer in developing and commercializing a family of amorphous metal alloys. In 2001, he founded and became CEO of iLIANT Corporation, a health care information technology and outsourcing service provider. Following iLIANT’s merger with MED3000 Group, Inc., he continued to serve as a Director of MED3000 Group, Inc. and on its Special Committee leading up to its sale to McKesson Corporation in December of 2012. He serves as a Director of Advantum Health, a private equity backed healthcare IT enabled services company. Mr. Salas received an Economics degree from Harvard College in 1986. Mr. Salas was selected to serve on our Board of Directors due to his extensive management experience.

Kevin DeLeon – Director

Mr. DeLeon has served as a member of our Board of Directors since August 21, 2017. He has served as a General Partner and Director of Corporate Strategy for Visionary Private Equity Group, a private equity firm that invests in early stage, high growth companies, since 2015. Mr. DeLeon has spent more than twenty-five years in global finance, both on the buy and sell side, in New York, London, and Tokyo. For the past decade, his focus has been in natural resources, most recently as Senior Advisor to our company since February, 2015. Prior to joining our company, he served in the same capacity at Miller Energy, a NYSE-listed Alaska focused oil and gas exploration and production company, from June 2013 to February 2015. At Miller, Mr. DeLeon was responsible for overseeing corporate strategy, with particular focus on financing the company’s drilling program and acquisitions, as well as investor relations and corporate governance. Prior to Miller, Mr. DeLeon spent approximately six years spearheading the U.S. operations for a boutique U.K. investment bank, with a strong focus in E&P and metals & mining. Early in his career, he worked for Yamaichi, one of the Big Four Japanese securities houses, where he received the Chairman’s award for his consistent revenue contributions. Mr. DeLeon was also a founding partner of Bracken Partners, a London-based corporate finance advisory and fund management firm with particular focus on the U.K. private equity markets. He has served as both a senior executive and non-executive director of numerous public and private U.K. and U.S. companies. Mr. DeLeon is a 1990 graduate of Yale University, with a B.A in Economics. Mr. DeLeon was selected to serve on our Board of Directors due to his extensive global finance experience.

Julio C. Herrera – Director

Mr. Herrera has served as a member of our Board of Directors since August 21, 2017. Mr. Herrera started his oil and gas career in 1988 with ExxonMobil in Colombia, and then joined British Petroleum in 1992. His 29 years in the energy industry include positions with responsibilities over Alaska, Texas, Wyoming, Angola, Azerbaijan, Scotland, Egypt, Colombia, Mexico, Brazil and the rest of Latin America. At British Petroleum, Mr. Herrera held various executive finance and Chief Financial Officer positions across local, national and international divisions. Upon his departure from British Petroleum in December 2014, he founded JC Proenergy LLC, which provided finance, control and private equity consulting services to energy and mining management teams, in January 2015. Upon his departure from JC Proenergy LLC in October 2015, he served as a Senior Infrastructure Director for the BlackRock-Pemex joint venture from November 2015 until April 2016. In May 2016, he became the Group Chief Financial Officer of Lewis Energy Group, an oil and gas company based in San Antonio, Texas. Mr. Herrera has a Masters’ Degree in

Certified Public Accounting from the Pontificia Universidad Javeriana in Bogotá, Colombia and has completed post-graduate studies in Marketing at the Kellogg School of Management and CFO Excellence at the Wharton School of Business. Mr. Herrera was selected to serve on our Board of Directors due to his extensive finance experience in the energy industry.

Eric Eilertsen – Director

Mr. Eilertsen has served as a member of our Board of Directors since November 20, 2017. During his 35-year business career, Mr. Eilertsen has served as chief executive officer, chief operating officer or corporate consultant for a wide range of companies across the U.S., Canada, China and Europe, including several Fortune 100 companies. Since November 2016, Mr. Eilertsen has served as the Chief Executive Officer for Experience Matters Consortium, Inc., an Arizona nonprofit organization with the mission to connect skilled volunteer talent with meaningful service opportunities across the many nonprofit and civic organizations in Arizona. From November 2013 to October 2016, Mr. Eilertsen served as the Co-Founder and President of SmartStory.com, a Silicon Valley startup he helped fund to create the next generation of customer, employee, and patient engagement/e-commerce platform.  Before co-founding SmartStory.com, he founded ETI Consulting in March 1997, where he provided C-level advice on commercializing and productizing unique intellectual property developed by Kroger Co.’s technology group. Mr. Eilertsen is currently serving on the Arizona Department of Education Career & Technical Education Quality Commission, the Arizona State University Community Council and the Board of Directors for the Global Pathways Institute. Mr. Eilertsen earned a Bachelor’s degree in Business Administration from the University of Mississippi in Oxford and began his professional career in 1979 with The Procter and Gamble Company located in Cincinnati, Ohio. He has held various NASD and SEC licenses and has served as a director on multiple boards since 1985. Mr. Eilertsen was selected to serve on our Board of Directors due to his extensive management experience.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal.

Family Relationships

There are no family relationships among any of our officers or directors.

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

Corporate Governance

Governance Structure

We chose to appoint a separate chairman of our Board of Directors who is not our Chief Executive Officer. Our Board of Directors has made this decision based on their belief that an independent Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

Our Board of Directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. While management is responsible for identifying risks, our Board of Directors has charged the Audit Committee of the Board of Directors with evaluating financial and accounting risk and the Compensation Committee of the Board of Directors with evaluating risks associated with employees and compensation. Investor-related risks are usually addressed by the Board as a whole. We believe an independent chairman of the Board adds an additional layer of insight to our Board of Directors’ risk oversight process.

Independent Directors

In considering and making decisions as to the independence of each of the directors of our company, the Board considered transactions and relationships between our company and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that the following directors and director nominees are independent as defined in applicable SEC and Nasdaq Stock Market rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Marketplace Rule 5605: Julio C. Herrera and Eric Eilertsen.

Audit Committee

Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee is responsible for, among other things:

•	appointing, evaluating and determining the compensation of our independent auditors;

•
establishing policies and procedures for the review and pre-approval by the Audit Committee of all auditing services and permissible non-audit services (including the fees and terms thereof) to be performed by the independent auditor;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•	discussing our financial statements with management and our independent auditors;

•	reviewing and discussing reports from the independent auditor on critical accounting policies and practices used by our company and alternative accounting treatments;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	reviewing and discussing with management our major financial risk exposures and the steps management has taken to monitor and control such exposures;

•	meeting separately and periodically with management and our internal and independent auditors;

•	reviewing matters related to the corporate compliance activities of our company;

•	reviewing and approving our code of ethics, as it may be amended and updated from time to time, and reviewing reported violations of the code of ethics;

•	annually reviewing and reassessing the adequacy of our Audit Committee charter; and

•	such other matters that are specifically delegated to our Audit Committee by our Board from time to time.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the SEC and The Nasdaq Stock Market. The members of the Audit Committee are Ronald W. Zamber, Robert Grenley and Ricardo A. Salas. Ricardo A. Salas serves as the chair of the Audit Committee.

Our Board has determined that Ricardo A. Salas qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq Stock Market rules.

Compensation Committee

Our Board of Directors has established a Compensation Committee to discharge our Board’s responsibilities relating to compensation of our Chief Executive Officer and other executive officers and to provide general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include:

•	reviewing and approving objectives relevant to executive officer compensation;

•
evaluating performance and recommending to the Board of Directors the compensation, including any incentive compensation, of our Chief Executive Officer and other executive officers in accordance with such objectives;

•	reviewing and approving compensation packages for new executive officers and termination packages for executive officers;

•	recommending to the Board of Directors the compensation for our directors;

•	administering our equity compensation plans and other employee benefit plans;

•	reviewing periodic reports from management on matters relating to our personnel appointments and practices;

•	evaluating periodically the Compensation Committee charter;

•	such other matters that are specifically delegated to our Compensation Committee by our Board from time to time.

Our Board of Directors has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Ronald W. Zamber, Ricardo A. Salas and Eric Eilertsen. Dr. Zamber serves as the chair of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee satisfies the independence requirements of The Nasdaq Stock Market.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation.

Director Nominations

We currently do not have a standing nominating committee or committee performing similar functions. Our entire Board of Directors undertakes the functions that would otherwise be undertaken by a nominating committee.

Our Board utilizes a variety of methods for identifying and evaluating nominees for our directors. Our Board regularly assesses the appropriate size of our Board and whether any vacancies on the Board are expected due to retirement or other circumstances.

When considering potential director nominees, the Board considers the candidate’s character, judgment, diversity, age, skills, including financial literacy and experience in the context of the needs of our company and of our existing directors. The Board also seeks director nominees who are from diverse backgrounds and who possess a range of experiences as well as a reputation for integrity. The Board considers all of these factors to ensure that our Board as a whole possesses a broad range of skills, knowledge and experience useful to the effective oversight and leadership of our company.

Our Board does not have a specific policy with regard to the consideration of candidates recommended by stockholders, however any nominees proposed by our stockholders will be considered on the same basis as nominees proposed by the Board. If you or another stockholder want to submit a candidate for consideration to the Board, you may submit your proposal to our Corporate Secretary, Kenneth Hill in accordance with the stockholder communication procedures set forth below.

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Kenneth Hill, Corporate Secretary, at Kenny@vyey.com or to the following address (our principal executive offices): Board of Directors, c/o Corporate Secretary, 3355 Bee Caves Road, Suite 608, Austin, Texas 78746.

The Corporate Secretary will forward such communications to our Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established by rules adopted by the SEC and we are required to report in this Annual Report on Form 10-K any failure to file by those deadlines.

Based solely upon a review of Forms 3, 4, and 5, and amendments to these forms furnished to us, except as provided below, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2017 fiscal year.

During and with respect to our 2017 fiscal year, the following forms were filed past their respective deadlines: Form 3 for Michael Cosby; Form 3 for Visionary PE GP I, LLC and Visionary Private Equity Group I, LP; Form 4 for Ron Zamber; Form 4 for Kenneth Hill; Form 3 for Ricardo Salas; Form 3 for Kevin DeLeon; Form 3 for Eric Eilersten; and Form 3 for Julio C. Herrera.

Item 11. Executive Compensation

Summary Compensation Table - Fiscal Years Ended December 31, 2017 and 2016
The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Kenneth Hill, Chief Executive Officer and Chief Financial Officer	2017	230,809	300,000	530,809
	2016	229,167	—	229,167

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

On August 21, 2017, we entered into an amended and restated employment agreement with Mr. Kenneth Hill. Under the amended and restated employment agreement, we agreed to pay Mr. Hill a salary of $250,000 per year, and he will be eligible for annual bonuses at the discretion of our Board. In addition, we agreed to grant Mr. Hill an option to purchase 197,369 shares of our common stock, which option has an exercise price of $1.52 per share and vests in 36 equal monthly installments. Mr. Hill will also be eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and our generally applicable policies. The term of the amended and restated employment agreement is for three (3) years and automatically renews for additional one-year periods unless terminated. Either party may terminate the amended and restated employment agreement at any time upon at least 30 days written notice (other than a termination by us for Cause).

If Mr. Hill’s employment is terminated by us (other than as a result of death, disability or Cause (as defined in the amended and restated employment agreement)) or is terminated by Mr. Hill for Good Reason (as defined in the amended and restated employment agreement), Mr. Hill is entitled to the following: (i) a lump sum payment in an amount equal to product of (a) the base salary and bonus paid during the immediately preceding twelve month period ending on the date of termination of employment, multiplied by (b) fifty percent (50%) (notwithstanding the foregoing, if termination is within 6 months before or 24 months following the occurrence of a Change of Control (as defined in the amended and restated employment agreement), such lump sum payment shall be equal to product of (a) the base salary and the maximum bonus under the amended and restated employment agreement, multiplied by (b) one hundred percent (100%), and all stock options shall immediately vest); (ii) all base salary earned, accrued or owing through the date his employment is terminated but not yet paid; and (iii) continued participation in all employee benefit plans, programs or arrangements available to our executives in which Mr. Hill was participating on the date of termination until the earliest of (but only to the extent the terms of such benefit plans, programs or arrangements permit such continued participation): (a) the second anniversary of the date of termination of employment, provided that if termination of employment is within 6 months before or 24 months following the occurrence of a Change of Control, then he shall be entitled to continue to participate in such employee benefit plans, programs or arrangements until the third anniversary of the date of termination of employment; (b) the date the amended and restated employment agreement would have expired (with timely written notice) but for the occurrence of the date of termination; or (c) the date, or dates, Mr. Hill receives coverage and benefits under the plans, programs and arrangements of a subsequent employer (such coverages and benefits to be determined on a coverage-by- coverage, or benefit-by-benefit, basis).
Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2017.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth Hill	3,948	—	—	$13.30	4/23/2024
	6,579	3,290	—	$10.26	8/28/2025
	21,930	175,439	—	$1.52	8/21/2027

Director Compensation

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of our voting stock as of March 23, 2018 (i) by each person who is known by us to beneficially own more than 5% of our voting stock; (ii) by each of our officers, directors and director nominees; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 3355 Bee Caves Road, Suite 608, Austin, Texas 78746.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Common Stock(2)	Percent of Series D Preferred Stock(3)	Percent of Total Voting Stock(4)
	Common Stock	Series D Preferred Stock
Kenneth Hill, CEO and Director (5)	98,182	0	1.58%	*	1.54%
Ronald Zamber, Director (6)	5,781,691	0	88.24%	*	86.05%
Robert Grenley, Director (7)	13,989	0	*	*	*
Ricardo A. Salas, Director	0	0	*	*	*
Kevin DeLeon, Director (8)	10,527	0	*	*	*
Julio C. Herrera, Director	0	0	*	*	*
Eric Eilertsen, Director	0	0	*	*	*
All directors and officers as a group (7 persons named above)	5,904,389	—	88.97%	*	86.79%
David McCall (9)	32,751	13,333	*	100%	3.16%
* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 6,146,446 shares of our common stock outstanding as of March 23, 2018.

(3)
Based on 13,333.33 shares of our Series D Preferred Stock outstanding as of March 23, 2018. Shares of Series D Preferred Stock are, upon the occurrence of certain events, convertible into shares of common stock on the basis of 12.510625 shares of common stock for each share of Series D Preferred Stock. Holders of Series D Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis.

(4)	Percentage of Total Voting Stock represents total ownership with respect to all shares of our common stock and Series D Preferred Stock, as a single class and on an as-converted to common stock basis.

(5)
Includes 22,110 shares of common stock, options for the purchase of 54,387 shares of common stock exercisable within 60 days, warrants for the purchase of 8,527 shares of common stock exercisable within 60 days and 13,158 shares of Common Stock held by Mrs. Hill, wife of Mr. Hill. Does not include options for the purchase of 156,799 shares of common stock which may vest more than 60 days after March 23, 2018.

(6)
Includes 42,613 shares of common stock and warrants for the purchase of 23,790 shares of common stock exercisable within 60 days held by Dr. Zamber; 4,626,820 shares of common stock owned by Navitus Energy Group, of which Mr. Zamber is the managing member of its managing partner, James Capital Consulting, LLC; 2,787 shares of common stock and warrants for the purchase of 2,343 shares of common stock exercisable within 60 days owned by James Capital Consulting, LLC; 64,951 shares of common stock owned by Visionary Investments, LLC, of which Dr. Zamber is sole member; warrants for the purchase of 790 shares of common stock owned by Hattrick Resources, LLC; 638,758 shares of common stock and warrants for the purchase of 136,928 shares of common stock exercisable within 60 days owned by Visionary Private Equity Group I, LP, of which Dr. Zamber is senior managing director of its general partner, Visionary PE GP I, LLC; and warrants for the purchase of 241,911 shares of common stock exercisable within 60 days owned by Navitus Partners, LLC, of which Dr. Zamber is a Director.

(7)	Includes 3,357 shares of common stock and warrants for the purchase of 10,632 shares of common stock exercisable within 60 days.

(8)	Includes options for the purchase of 10,527 shares of common stock exercisable within 60 days.

(9)
Includes 19,348 shares of common stock and warrants for the purchase of 9,580 shares of common stock exercisable within 60 days owned by Mr. McCall, 3,823 shares of common stock owned by 1519 Partners LLC, of which Mr. McCall is the controlling partner, and 13,333.33 shares of Series D Preferred Stock held by McCall Law Firm, of which Mr. McCall is the managing partner.

Changes in Control
On August 21, 2017, we issued 800,000 shares of our non-voting Series B Convertible Preferred Stock to AVV under the Transaction Agreement. Upon payment of the $5,000,000 Cash Contribution, each share of Series B Convertible Preferred Stock plus accrued, but unpaid, dividends thereon shall be automatically converted into such number of fully paid and non-assessable shares of our common stock as is determined by dividing the Stated Value by the Conversion Price in effect on such conversion date. The “Stated Value” is $122.6628243 per share and the “Conversion Price” is initially equal to $0.04, subject to adjustment. Following the recent 1-for-38 reverse stock split, the shares issued to AVV are convertible into 64,559,382 shares of common stock. The conversion of such shares will result in a change of control of our company.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2017.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	15,660	$11.38	15,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	15,660	$11.38	15,000,000

In 2014, our Board of Directors and stockholders approved our 2014 Long Term Incentive Plan. As of December 31, 2017, 3,367,500 shares of unrestricted common stock and 595,000 options were issued under our 2014 Long Term Incentive Plan. As of December 31, 2017 no shares remain available under the 2014 Long Term Incentive Plan.

In 2017, our Board of Directors and stockholders approved our 2017 Equity Incentive Plan. As of December 31, 2017, no shares have been granted under our 2017 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons
The following includes a summary of transactions since the beginning of our 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions

•
We have incurred legal fees with McCall Law Firm. David McCall, our former director until August 21, 2017, is partner in McCall Law Firm. The fees are attributable to litigation involving our oil and natural gas operations in Texas. On August 21, 2017, we entered into a settlement agreement and mutual release with McCall Law Firm, pursuant to which all obligations of our company to McCall Law Firm to repay indebtedness for borrowed money, which totaled approximately $380,323, was converted into 20,000 shares of our Series D Preferred Stock. As of December 31, 2017 and December 31, 2016, we owed McCall Law Firm $0 and $503,377, respectively.

•
During the year ended December 31, 2016, the temporary capital advances totaling $130,000 had been made by Navitus. James Capital Consulting, LLC is the Managing Partner of Navitus and Dr. Ronald Zamber, the chairman of our Board of Directors, is the Managing Member of James Capital Consulting, LLC.

•
On August 21, 2017, we entered into the Divestiture Agreement with Navitus, pursuant to which we agreed to divest and transfer our 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest, and issue 4,382,872 shares to Navitus in consideration for a release from Navitus of all of our obligations under the second amended partnership agreement, dated October 1, 2011, between us and Navitus. Closing of the Divestiture Agreement was completed on December 13, 2017.

•
On August 21, 2017, we entered into a settlement agreement and mutual release with Messrs. Ronald Zamber and Greg Johnson (affiliate of Navitus), pursuant to which all obligations of our company to Messrs. Zamber and Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, was converted into 65,591.4971298402 shares of our Series C Preferred Stock, 46,699.9368965913 shares of which were issued to Dr. Zamber and 18,891.5602332489 shares of which were issued to Mr. Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of our common stock, with 243,948 shares issued to Ron Zamber and 98,685 shares issued to Greg Johnson.

•
On August 21, 2017, we entered into a settlement agreement and mutual release with Dr. Zamber and Mrs. Kim Rubin Hill, the wife of Kenneth Hill, our Chief Executive Officer, pursuant to which all obligations of our company to Dr. Zamber and Mrs. Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, was converted into 4,408.03072109141 shares of our Series C Preferred Stock, 1,889.1560233248900 shares of which were issued to Dr. Zamber and 2,518.8746977665200 shares of which were issued to Mrs. Hill. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 23,027 shares of our common stock, with 9,869 shares issued to Dr. Zamber and 13,158 shares issued to Ms. Hill.

•
On February 3, 2017, we completed a private placement, pursuant to which VPEG purchased a unit comprised of $320,000 principal amount of a 12% unsecured six-month promissory note and a common stock purchase warrant to purchase 136,928 shares of our common stock at an exercise price of $3.5074 per share. Visionary PE GP I, LLC is the general partner of VPEG and Dr. Zamber is the Managing Director Visionary PE GP I, LLC.

•
On August 21, 2017, we entered into a settlement agreement and mutual release with VPEG, pursuant to which all obligations of our company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,409.64, was converted into 110,000.472149068 shares of our Series C Preferred Stock. Some of the obligations to VPEG arose pursuant to the private placement note described above. Pursuant to the settlement agreement and mutual release, the 12% unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 574,612 shares of our common stock.

•
On August 21, 2017, we entered into the VPEG Loan Agreement with VPEG, which was amended on October 11, 2017 and January 17, 2018. Pursuant to the VPEG Loan Agreement, as amended, VPEG loaned $565,000 to our company. Such loan is evidenced by the VPEG Note issued by our company to VPEG on August 21, 2017 and amended on October 11, 2017 and January 17, 2018. The VPEG Note reflects an original issue discount of $56,500 such that the principal amount of the VPEG Note is $621,500, notwithstanding the fact that the loan is in the amount of $565,000. VPEG also has the option, but not the obligation, to loan us additional amounts under the VPEG Note on the same terms upon the written request from us. The VPEG Note does not bear any interest in addition to the original issue discount, provided that, upon the occurrence of an event of default, interest shall begin to accrue at a rate equal to the lesser of 8% per annum or the maximum interest rate allowed from time to time under applicable law. The VPEG Note matures five business days following VPEG’s written demand for payment on the VPEG Note, is secured by a security interest in all of our assets, and is convertible at VPEG’s option into shares of our common stock at a conversion price equal to $1.52 per share, subject to adjustment. In the event that VPEG exercises its option to convert the note into shares of our common stock at any time after the maturity date and prior to payment in full of the principal amount of the VPEG Note, we shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share, and containing a cashless exercise feature and such other provisions as mutually agreed to by us and VPEG.

Promoters and Certain Control Persons
We did not have any promoters at any time during the past five fiscal years.

Director Independence
Our board of directors has determined that Julio C. Herrera and Eric Eilertsen are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2017 and 2016 respectively, we paid $152,256 and $137,000, respectively, in fees to our principal accountants.

Tax Fees

For the years ended December 31, 2017 and 2016, respectively, we paid $5,000 and $0, in fees to our principal accountants for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

All fees described above for the years ended December 31, 2017 and 2016, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:
(1) Index to Financial Statements:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2017 and 2016
Statements of Operations for the Years Ended December 31, 2017 and 2016
Statements of Cash Flows for the Years Ended December 31, 2017
Statement of Stockholders Equity for the Years Ended December 31, 2017 and 2016
Notes to Financial Statements for the Years Ended December 31, 2017 and 2016

(2) Index to Financial Statement Schedules:
All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.
(3) Index to Exhibits:
See exhibits listed under Part (b) below.
(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)
3.2	Certificate of Designation of Series B Convertible Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 24, 2017)
3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)
3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)
4.2
Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

10.1
Transaction Agreement, dated August 21, 2017, between Victory Energy Corporation and Armacor Victory Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2017)

10.2
Exclusive Sublicense Agreement, dated August 21, 2017, between Armacor Victory Ventures, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 24, 2017)

10.3
Trademark License Agreement, dated August 21, 2017, between Liquidmetal Coatings Enterprises, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 24, 2017)

10.4
Lock-Up and Resale Restriction Agreement, dated August 21, 2017, by and among Victory Energy Corporation and certain holders signatory thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 24, 2017)

10.5
Non-Competition and Non-Solicitation Agreement, dated August 21, 2017, between Armacor Victory Ventures, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 24, 2017)

10.6
Non-Competition and Non-Solicitation Agreement, dated August 21, 2017, between Armacor Holdings, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on August 24, 2017)

10.7
Non-Competition and Non-Solicitation Agreement, dated August 21, 2017, between LM Group Holdings, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 24, 2017)

10.8
Loan Agreement, dated August 21, 2017, between Visionary Private Equity Group I, LP and Victory Energy Corporation (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 24, 2017)

10.9
Secured Convertible Original Issue Discount Promissory Note issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on August 21, 2017 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on August 24, 2017)

10.10
Amendment No. 1 to Secured Convertible Original Issue Discount Promissory Note and to Loan Agreement, dated October 11, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 17, 2017)

10.11
Amendment No. 2 to Secured Convertible Original Issue Discount Promissory Note and to Loan Agreement, dated January 17, 2018 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2018)

10.12
Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and Visionary Private Equity Group I, LP (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on August 24, 2017)

10.13
Securities Purchase Agreement, dated as of February 1, 2017, among Victory Energy Corporation and Visionary Private Equity Group I, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2017)

10.14
Registration Rights Agreement, dated February 3, 2017, between Victory Energy Corporation and Visionary Private Equity Group I, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2017)

10.15
Unsecured Promissory Note issued by Victory Energy Corporation in favor of Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 7, 2017)

10.16
Divestiture Agreement, dated August 21, 2017, between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on August 24, 2017)

10.17
Amendment No. 1 to the Divestiture Agreement, dated September 14, 2017, between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 20, 2017)

10.18
Lock-Up and Resale Restriction Agreement, dated September 14, 2017, by and between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 20, 2017)

10.19
Mutual Release, dated December 13, 2017, between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 19, 2017)

10.20
Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and McCall Law Firm (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on August 24, 2017)

10.21
Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and Ron Zamber and Greg Johnson (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on August 24, 2017)

10.22
Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and Ron Zamber and Kim Rubin Hill (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on August 24, 2017)

10.23
Mutual Release and Settlement Agreement, effective December 9, 2016, by and among Tela Garwood Limited, LP, Aurora Energy Partners and Victory Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2016)

10.24
Settlement and Forbearance Agreement, dated March 22, 2016, between Victory Energy Corporation and Oz Gas Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2016)

10.25
Credit Agreement, dated as of February 20, 2014, between Aurora Energy Partners and Texas Capital Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2014)

10.26
Forbearance Agreement, dated December 2, 2016, by and between Aurora Energy Partners and Texas Capital Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2016)

10.27 †
Amended and Restated Employment Agreement, dated August 21, 2017, between Victory Energy Corporation and Kenneth E. Hill (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on August 24, 2017)

10.28 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)
10.29 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)
14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2017)
99.2	Compensation Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 20, 2017)
101.INS ++	XBRL Instance Document
101.SCH ++	XBRL Taxonomy Extension Schema Document
101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
† Executive Compensation Plan or Agreement.
++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Item 16. Form 10-K Summary
None.

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Victory Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Victory Energy Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weaver and Tidwell, L.L.P.

We have served as the Company’s auditor since 2013.

Houston, Texas

March 29, 2018

VICTORY ENERGY CORPORATION
BALANCE SHEETS
December 31, 2017 and 2016

ASSETS	12/31/2017	12/31/2016
Current Assets
Cash and cash equivalents	$24,383	$56,456
Accounts Receivable	—	44,379
Prepaid expenses	113,967	9,951
Total current assets	138,350	110,786
Fixed Assets
Furniture and equipment	43,622	46,883
Accumulated depreciation	(43,133)	(30,893)
Total furniture and equipment, net	489	15,990
Oil & gas properties, net of impairment	—	2,787,986
Accumulated depletion and accretion	—	(2,166,643)
Total oil & gas properties, net	—	621,343
Intangible assets	17,630,000	—
Management fee receivable - affiliate	—	137,556
Total Assets	$17,768,839	$885,675
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$590,870	$420,559
Accrued liabilities	374,281	746,491
Accrued liabilities - related parties	—	1,489,973
Liability for unauthorized preferred stock issued	9,283	9,283
Note payable (net of unamortized deferred financing costs)	—	564,263
Note payable (net of debt discount) - affiliate	896,500	—
Asset retirement obligation	—	76,850
Total current liabilities	1,870,934	3,307,419
Other Liabilities
Asset retirement obligation	—	7,141
Total long term liabilities	—	7,141
Total Liabilities	$1,870,934	$3,314,560

Stockholders Equity (Deficit)
Preferred Series B stock, $0.001 par value, 800,000 shares authorized, 800,000 shares and 0 shares issued and outstanding for December 31, 2017 and 2016, respectively	$800	$—
Preferred Series C stock, $0.001 par value, 810,000 shares authorized, 180,000 and 0 shares issued and outstanding for December 31, 2017 and 2016, respectively	180	—
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 20,000 shares and 0 shares issued and 18,333 and 0 shares outstanding for December 31, 2017 and 2016, respectively	18	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 5,206,174 shares and 823,278 shares issued and outstanding at December 31, 2017 and 2016, respectively	5,206	823
Receivable for stock subscription	(4,800,000)	—
Additional paid-in capital	87,552,737	35,825,876
Accumulated deficit	(66,861,036)	(46,140,750)
Total Victory Energy Corporation stockholders equity (deficit)	15,897,905	(10,314,051)
Noncontrolling interest	—	7,885,166
Total stockholders equity (deficit)	15,897,905	(2,428,885)
Total Liabilities and Stockholders Equity (Deficit)	$17,768,839	$885,675

The accompanying notes are an integral part of these financial statements.

VICTORY ENERGY CORPORATION
STATEMENTS OF OPERATIONS
For the years ended December 31, 2017 and 2016

	2017	2016
Operating Expenses
General and administrative	$2,174,965	$1,767,226
Depreciation and amortization	15,502	6,463
Total operating expenses	2,190,467	1,773,689
Loss from operations	(2,190,467)	(1,773,689)
Other Income (Expense)
Interest expense	(338,236)	(134,116)
Total other income (expense)	(338,236)	(134,116)
Loss before tax benefit	(2,528,703)	(1,907,805)
Tax benefit	—	—
Loss from continuing operations	(2,528,703)	(1,907,805)
Income (loss) from discontinued operations	(18,191,583)	1,206
Loss applicable to common stockholders	(20,720,286)	(1,906,599)

Loss per share applicable to common stockholders
Basic:
Loss per share from Continuing Operations	$(2.43)	$(2.32)
Loss per share from discontinued operations	$(17.5)	$—
Loss per share, basic	$(19.93)	$(2.32)
Diluted:
Loss per share from Continuing Operations	$(2.21)	$(2.31)
Loss per share from discontinued operations	$(15.93)	$—
Loss per share, diluted	$(18.14)	$(2.31)
Weighted average shares, basic	1,039,420	823,878
Weighted average shares, diluted	1,142,105	824,515

The accompanying notes are an integral part of these financial statements.

VICTORY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017 and 2016

	12/31/2017	12/31/2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,720,286)	$(1,906,599)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on disposal of discontinued operations, net of tax	18,205,884	—
Accretion and revisions of asset retirement obligations	9,613	2,670
Amortization of debt discount	210,000	40,823
Amortization of deferred financing costs	6,237	—
Gain on settlement of asset retirement obligation	—	(27,850)
Gain on settlement and sale of oil and gas properties	—	(125,774)
Depletion, accretion, depreciation, and amortization	91,321	132,339
Stock based compensation	312,351	86,733
Change in operating assets and liabilities
Accounts receivable	(2,304)	(6,689)
Accounts receivable - affiliate	126,243	(5,972)
Prepaid expense	(104,016)	(1,217)
Accounts payable	215,924	(1,112,210)
Accrued liabilities - related parties	(58,435)	684,794
Accrued liabilities	(312,172)	211,872
Accrued interest note payable - affiliate	81,500	—
Net cash used in operating activities	(1,938,140)	(2,027,080)
CASH FLOWS FROM INVESTING ACTIVITIES:
Lease purchases, drilling capital expenditures	—	(18,442)
Proceeds from sale of assets	—	97,094
Revisions of furniture and equipment	3,261	—
Net cash provided by investing activities	3,261	78,652
CASH FLOWS FROM FINANCING ACTIVITIES:
Non-controlling interest contributions	1,170,000	2,112,000
Receivable for stock subscription	200,000	—
Debt financing proceeds - affiliate	1,135,000	—
Principal payments of debt financing	(570,500)	(109,500)
Redemption of preferred stock	(31,694)	—
Net cash provided by financing activities	1,902,806	2,002,500
Net Change in Cash and Cash Equivalents	(32,073)	54,072
Beginning Cash and Cash Equivalents	56,456	2,384
Ending Cash and Cash Equivalents	$24,383	$56,456

Supplemental cash flow information - cash paid for:
Interest	$20,469	$46,056
Non-cash investing and financing activities:
Accrued interest and amortization of debt discount	$317,767	$88,060
Accrued capital expenditures	$—	$230,661
Revisions to depreciation	$6,086	$—
Receivable for stock subscription	$4,800,000	$—
Intangible Assets	$17,330,000	$—
The accompanying notes are an integral part of these financial statements.
The Consolidated Statements of Cash Flows include cash flows from continuing operations along with discontinued operations.

VICTORY ENERGY CORPORATION
STATEMENTS OF STOCKHOLDERS EQUITY
For the years ended December 31, 2017 and 2016

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock Subscription	Additional Paid In Capital	Accumulated Deficit	Noncontrolling Interest	Total Stockholders Equity (Deficit)
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance, December 31, 2015	823,278	$823	—	$—	—	$—	—	$—	$—	$35,739,143	$(44,289,126)	$5,828,141	$(2,721,019)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	—	2,112,000	2,112,000
Stock based compensation	—	—	—	—	—	—	—	—	—	86,733	—	—	86,733
Net loss	—	—	—	—	—	—	—	—	—	—	(1,906,599)	(54,975)	(1,906,599)
Balance December 31, 2016	823,278	$823	—	$—	—	$—	—	$—	$—	$35,825,876	$(46,140,750)	$7,885,166	$(2,428,885)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	—	1,170,000	1,170,000
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(9,055,166)	(9,055,166)
Discount on note payable	—	—	—	—	—	—	—	—	—	210,000	—	—	210,000
Stock based compensation	—	—	—	—	—	—	—	—	—	312,351	—	—	312,351
Receivable for stock subscription	—	—	—	—	—	—	—	—	(4,800,000)	—	—	—	(4,800,000)
Preferred shares issued, net of redemptions	—	—	800,000	800	180,000	180	18,333	18	—	99,907,100	—	—	99,908,098
Discount on preferred stock	—	—	—	—	—	—	—	—	—	(75,500,259)	—	—	(75,500,259)
Issuance of common stock	4,382,896	4,383	—	—	—	—	—	—	—	26,797,669	—	—	26,802,052
Loss attributable to common stockholders	—	—	—	—	—	—	—	—	—	—	(20,720,286)	—	(20,720,286)
Balance December 31, 2017	5,206,174	$5,206	800,000	$800	180,000	$180	18,333	$18	$(4,800,000)	$87,552,737	$(66,861,036)	$—	$15,897,905

The accompanying notes are an integral part of these financial statements.

Victory Energy Corporation
Notes to the Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies:

Victory Energy Corporation ("Victory" or "the Company") is an Austin, Texas based publicly held company that is in the process of transitioning from an upstream oil and gas exploration and production company, into a technology driven oilfield services company offering patented oil and gas technology drilling products designed to improve oil and gas well drilling outcomes.

Prior to entering into the Transaction Agreement and Divestiture Agreement described below, the Company had been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of south Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics. The Company's asset portfolio included both vertical and horizontal wells in prominent formations such as the Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. As of August 21, 2017, the Company held a working interest in 30 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of west Texas and the Eagle Ford area of south Texas.

Prior to the divestiture of Aurora Energy Partners, a two-member Texas partnership (“Aurora”), described below, all of the Company's oil and natural gas operations were conducted through, and the Company held all of our oil and natural gas assets through, the Company's 50% partnership interest in Aurora. Aurora was a consolidated subsidiary for financial statement purposes. Through the Company's partnership interest in Aurora, the Company was the beneficial owner of fifty percent (50%) of the oil and gas properties, wells and reserves held of record by Aurora.

Following the Transaction Agreement and the divestiture of the Company's interests in Aurora, the Company is focused exclusively on technology-driven, friction reducing oilfield products and services. Specifically, delivering metal coating products and services that provide protection and friction reduction for nearly every metal component of a drilling operation.

The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. On December 19, 2017 the Company completed a 1-for-38 reverse stock split of the outstanding common stock. All information in this Annual Report on Form 10-K reflects the effect of the reverse stock split. The Company has 5,206,174 shares of common stock outstanding as of December 31, 2017. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, Texas.

A summary of significant accounting policies followed in the preparation of the accompanying financial statements is set forth below.

Basis of Presentation and Consolidation:

For the year ended December 31, 2016 the financial statements were previously presented on a consolidated basis. Following the Divestiture of Aurora discussed above, which was completed on December 13, 2017, the Company does not have any subsidiaries. All of the operations are conducted by the Company.

Use of Estimates:

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, depletion, and amortization (“DD&A”) expense, property costs, estimated future net cash flows from proved reserves, assumptions related to abandonments and impairments of oil and natural gas properties, taxes, accruals of capitalized costs, operating costs and production revenue, general and administrative costs and interest, purchase price allocation on properties acquired, various common stock, warrants and option transactions, and loss contingencies.

Cash and Cash Equivalents:

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at December 31, 2017 and December 31, 2016.

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of three to seven years.

Intangible Assets:

Our intangible assets are comprised of contract-based and marketing-related intangible assets. Our contract-based intangible assets include a sublicense agreement and a trademark license. The contract-based intangible assets have useful lives of 11.1 years to 15 years. As of December 31, 2017 the Company has not begun to use the economic benefits of the sublicense agreement and the trademark license and, accordingly, they were not amortized. The Company will begin to amortize the contract-based intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. Our marketing related intangible assets include three non-compete agreements all of which have useful lives of 15 years. As of December 31, 2017 the Company has not begun to use the economic benefits of the non-compete agreements and, accordingly, they were not amortized. The Company will begin to amortize the marketing-related intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. The remaining useful lives of intangible assets will be evaluated each reporting period. Intangible assets will be tested for impairment at least annually and upon a triggering event. The following table shows intangible assets and related accumulated amortization as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Sublicense agreement	$11,330,000	$—
Trademark license	6,030,000	—
Non-compete agreements	270,000	—
Accumulated amortization	—	—
Intangible assets, net	$17,630,000	$—

Fair Value:

At December 31, 2017 and 2016, the carrying value of our financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

Leve1 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Leve1 2 input must be observable for substantially the full term of the asset or liability; and

Leve1 3 - unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

Unamortized Discount:

Unamortized discount consists of value attributed to free standing equity instruments issued to the holders of affiliate note payable (see Note 12) and are amortized over the life of the related loans using a method consistent with the interest method. Amortization of debt discount totaled $210,000 for the twelve months ended December 31, 2017 and is included in interest expense in the statements of operations. The following table shows the discount and related accumulated amortization as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Original issuance discount	$210,000	$—
Accumulated amortization	(210,000)	—
Unamortized discount, net	$—	$—

Stock-Based Compensation:

The Company applies FASB ASC 718, Compensation-Stock Compensation, to account for the issuance of options and warrants to employees, key partners, directors, officers and Navitus Energy Group ("Navitus") investors. The standard requires all share-based payments, including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of options and warrants granted to employees, directors and officers is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of our stock price. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected term of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third-parties. Restricted stock, options or warrants issued to third parties are recorded on the basis of their fair value, which is measured as of the date issued. The options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period and is included in general and administrative expenses in the accompanying statements of operations.

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

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2017 and 2016, respectively. The weighted average number of common shares outstanding was 1,039,420 at December 31, 2017. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

The following table outlines outstanding common stock shares and common stock equivalents.

	Years Ended December 31,
	2017	2016
Common Stock Shares Outstanding	5,206,174	823,278
Common Stock Equivalents Outstanding
Warrants	527,367	292,308
Stock Options	223,556	27,766
Unconverted Preferred A Shares	137,932	137,932
Total Common Stock Equivalents Outstanding	888,855	458,006

Going Concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, the Company has incurred losses of $20,720,286 and $1,906,599 during the years ended December 31, 2017 and 2016, respectively. Non-cash expenses and allowances were significant during the years ended December 31, 2017 and 2016, and the net cash used in operating activities, or negative cash flows from operating activities, were $1,938,140 and $2,027,080, respectively.

The cash proceeds from new contributions to the Aurora partnership by Navitus, and loans from affiliates have allowed the Company to continue operations. Management anticipates that operating losses will continue in the near term until the Company begins to operate as a technology focused oilfield services company. For the years ended December 31, 2017 and 2016, the Company had no significant capital expenditures.

On August 21, 2017, the Company entered into a loan agreement (as amended, the “VPEG Loan Agreement”) with Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”), pursuant to which VPEG loaned $500,000 to the Company. Such loan is evidenced by a secured convertible original issue discount promissory note issued by us to VPEG on August 21, 2017 (the “VPEG Note”). The VPEG Note reflects an original issue discount of $50,000 such that the principal amount of the VPEG Note is $550,000, notwithstanding the fact that the loan is in the amount of $500,000. The VPEG Note does not bear any interest in addition to the original issue discount, matures on September 1, 2017, and is secured by a security interest in all of the Company’s assets. On October 11, 2017, the Company and VPEG entered into an amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed to (i) increase the loan amount to $565,000, (ii) increase the principal amount of the VPEG Note to $621,500, reflecting an original issue discount of $56,500 and (iii) extend the maturity date to November 30, 2017. On January 17, 2018, the Company and VPEG entered into a second amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the VPEG Note; (ii) that VPEG will have the option but not the obligation to loan the Company additional amounts under the VPEG Note on the same terms upon the written request from the Company; and (iii) that, in the event that VPEG exercises its option to convert the note into shares of common stock at any time after the maturity date and prior to payment in full of the principal amount of the VPEG Note, the Company shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share, and containing a cashless exercise feature and such other provisions as mutually agreed to by the Company and VPEG. This loan provided short-term financing required for operating and transaction expenses.

On August 21, 2017, the Company entered into a transaction agreement (the “Transaction Agreement”) with Armacor Victory Ventures, LLC, a Delaware limited liability company (“AVV”), pursuant to which AVV (i) granted to the Company a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense to all of AVV’s owned and licensed intellectual property for use in the Oilfield Services industry, except for a tubular solutions company headquartered in France, and (ii) agreed to contribute to the Company $5,000,000 (the “Cash Contribution”), in exchange for which the Company issued 800,000 shares of its newly designated Series B Convertible Preferred Stock. To date, AVV has contributed a total of $255,000 to the Company, but has yet to make the entire Cash Contribution.

The Company remains in active discussions with VPEG and others related to longer term financing required for capital expenditures planned for 2018. Without additional outside investment from the sale of equity securities and/or debt financing, capital expenditures and overhead expenses must be reduced to a level commensurate with available cash flows.

The accompanying financial statements are prepared as if the Company will continue as a going concern. The financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Note 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Standards

On May 17, 2017, FASB issued Accounting Standards Update ("ASU") 2017-09, Scope of Modification Accounting (clarifies Topic 718) Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification; the ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2018. The Company expects the adoption of this ASU will only impact financial statements if and when there is a modification to share-based award agreements.

In January 2017, FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under ASU 2017-01, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. ASU 2017-01 may result in more transactions being accounted for as asset acquisitions rather than business combinations. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. The Company adopted ASU 2017-01 on January 1, 2017 and will apply the new guidance to applicable transactions going forward.

In March 2016, FASB issued guidance regarding the simplification of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the second quarter of 2016 as permitted by the guidance. Adoption of this guidance did not impact the financial statements, except for the simplification in accounting for income taxes using a modified retrospective approach. Upon adoption, the Company recorded a related deferred tax asset for previously unrecognized excess tax benefits of $37 million. As it is more likely than not that the deferred tax asset will not be realized, the Company recorded a full valuation allowance of $37 million, resulting in no net effect on the statement of operations. The Company elected to continue its current policy of estimating forfeitures.

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. In August 2015, FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), which addresses the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2015. Therefore, the Company adopted ASU 2015-03 beginning January 1, 2016. Changes to the balance sheet have been applied on a retrospective basis. This resulted in the reclassification of debt issuance costs of $6,237 and $40,823 associated with the Credit Agreement from Other Assets to Current Note Payable in the Balance Sheet for the years ended December 31, 2017 and 2016.

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidated Analysis. ASU 2015-02 amended the consolidation guidance by modifying the evaluation criteria for whether limited partnerships and similar legal entities are variable interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affecting the consolidated analysis of reporting entities that are involved with variable interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not have a material impact on the company's balance sheets, statements of operations or consolidated statements of cash flows.

Recently Issued Accounting Standards

In February 2016, the FASB issued guidance regarding the accounting for leases. The guidance requires recognition of most leases on the balance sheet. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the financial statements.

In January 2016, the FASB issued guidance regarding several broad topics related to the recognition and measurement of financial assets and liabilities. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company does not expect this guidance to have a material impact on the financial statements.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the financial statements.

Note 3 – Discontinued Operations

Divestiture of Aurora

On August 21, 2017, the Company entered into a divestiture agreement with Navitus, and on September 14, 2017, the Company entered into amendment no. 1 to the divestiture agreement (as amended, the “Divestiture Agreement”). Pursuant to the Divestiture Agreement, the Company agreed to divest and transfer its 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest, in consideration for a release from Navitus of all of the Company’s obligations under the second amended partnership agreement, dated October 1, 2011, between the Company and Navitus, including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity. The Company also agreed to (i) issue 4,382,872 shares of common stock to Navitus and (ii) pay off or otherwise satisfy all indebtedness and other material liabilities of Aurora at or prior to closing of the Divestiture Agreement. Closing of the Divestiture Agreement was completed on December 13, 2017.

The Divestiture Agreement contained usual pre- and post-closing representations, warranties and covenants. In addition, Navitus agreed that the Company may take any steps necessary to amend the exercise price of warrants issued to Navitus Partners, LLC to reflect an exercise price of $1.52. The Company also agreed to provide Navitus with demand registration rights with respect to the shares to be issued to it under the Divestiture Agreement, whereby the Company agreed to, upon Navitus’ request, file a registration statement on an appropriate form with the SEC covering the resale of such shares and use commercially reasonable efforts to cause such registration statement to be declared effective within one hundred twenty (120) days following such filing. The registration statement was filed on February 5, 2018 and amended on February 8, 2018. The Company has not yet amended the exercise price of warrants issued to Navitus Partners, LLC to reflect an exercise price of $1.52.

Closing of the Divestiture Agreement was subject to customary closing conditions and certain other specific conditions, including the following: (i) the issuance of 4,382,872 shares of common stock to Navitus; (ii) the payment or satisfaction by the Company of all indebtedness or other liabilities of Aurora, which total approximately $1.2 million; (iii) the receipt of any authorizations, consents and approvals of all governmental authorities or agencies and of any third parties; (iv) the execution of a mutual release by the parties; and (v) the execution of customary officer certificates by the Company and Navitus regarding the representations, warrants and covenants contained in the Divestiture Agreement. Consequently, the Company issued 4,382,872 shares of common stock to Navitus on December 14, 2017.

Aurora's revenues, related expenses and loss on disposal are components of "income (loss) from discontinued operations" in the statements of operations. The statement of cash flows is reported on a consolidated basis without separately presenting cash flows from discontinued operations for all periods presented.

Results from discontinued operations were as follows:

	Year Ended December 31,
	2017	2016
Revenues from discontinued operations	$276,705	$440,803
Income from discontinued operations before tax benefit	14,301	1,206
Tax benefit	—	—
Income from discontinued operations, net of tax benefit	14,301	1,206
Income (loss) on disposal of discontinued operations, net of tax	(18,205,884)	—
Income (loss) from discontinued operations, net of tax	$(18,191,583)	$1,206

The following table represents the income (loss) on discontinued operations recognized in the years ended December 31, 2017 and 2016. These amounts may be adjusted as certain contingencies regarding estimated transaction costs are resolved in subsequent periods.

Year Ended December 31,
2017
Fair value of assets given per Divestiture Agreement	$542,262
Change in noncontrolling interest	(9,023,089)
Fair value of stock issued per Divestiture Agreement	26,647,862
Transactions costs	38,849
Estimated (income) loss on disposal of discontinued operations	$18,205,884

Note 4 - Acquisitions and Dispositions

The Company and Louise H. Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by Victory in connection with the entry by Lucas and the Company into the Pre-Merger Collaboration Agreement with Lucas Energy Inc., Navitus and AEP Assets, LLC, a wholly-owned subsidiary of Aurora, (ii) that the Company would pay Rogers, on or before July 15, 2015, $258,125, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $258,125 is made by the Company to the Rogers. Failure of the Company to make the payment of $258,125 on or before July 15, 2015, would result in the Company being in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500. The Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement and as a result the additional Penn Virginia Property was returned to Lucas in September 2015. The full amount due under the Roger’s obligation including accrued interest at December 31, 2017 totals $374,281 and is included in accrued liabilities on the balance sheets.

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

The Company’s legal counsel determined that the preferred shares had not been duly authorized by the State of Nevada. Since the Company had issued and received consideration for the preferred stock, notwithstanding that the stock was not legally authorized, the Company has presented the preferred stock as a liability in the balance sheets. The Company has offered to settle the debt with the remaining holders of the unauthorized preferred stock by honoring the terms of conversion of two shares of preferred stock into 3 shares of common stock. The Company intends to cancel the preferred stock once all remaining preferred stockholders have converted.

There were 68,966 and 68,966 shares of unconverted preferred stock outstanding at December 31, 2017 and 2016, respectively. The Company needs approximately 3,632 common shares in order to settle the outstanding debt as stated below.

The remaining liability for the unconverted preferred stock is based on the original cash tendered and consisted of the following as of:

	December 31,
	2017	2016
Liability for unauthorized preferred stock	$9,283	$9,283

Note 6 - Revolving Credit Agreement

On February 20, 2014, Aurora, as borrower, entered a credit agreement (the "Credit Agreement") with Texas Capital Bank (“the Lender”). Guarantors on the Credit Agreement are Victory and Navitus, the two partners of Aurora. Pursuant to the Credit Agreement, the Lender agreed to extend credit to Aurora in the form of (a) one or more revolving credit loans (each such loan, a “Loan”) and (b) the issuance of standby letters of credit, of up to an aggregate principal amount at any one time not to exceed the lesser of (i) $25,000,000 or (ii) the borrowing base in effect from time to time (the “Commitment”). The initial borrowing base on February 20, 2014 was set at $1,450,000. The borrowing base is determined by the Lender, in its sole discretion, based on customary lending practices, review of the oil and natural gas properties included in the borrowing base, financial review of Aurora, the Company and Navitus and such other factors as may be deemed relevant by the Lender. The borrowing base is re-determined (i) on or about June 30 of each year based on the previous December 31 reserve report prepared by an independent reserve engineer, and (ii) on or about August 31 of each year based on the previous June 30 reserve report prepared by Aurora’s internal reserve engineers or an independent reserve engineer and certified by an officer of Aurora. The Credit Agreement was to mature on February 20, 2017. Amounts borrowed under the Credit Agreement will bear interest at rates equal to the lesser of (i) the maximum rate of interest which may be charged or received by the Lender in accordance with applicable Texas law and (ii) the interest rate per annum publicly announced from time to time by the Lender as the prime rate in effect at its principal office plus the applicable margin. The applicable margin is, (i) with respect to Loans, one percent (1.00%) per annum, (ii) with respect to letter of credit fees, two percent (2.00%) per annum and (iii) with respect to commitment fees, one-half of one percent (0.50%) per annum. Loans made under the Credit Agreement are secured by (i) a first priority lien in the oil and gas properties of Aurora, the Company and Navitus, and (ii) a first priority security interest in substantially all of the assets of Aurora and its subsidiaries, if any, as well as in 100% of the partnership interests in Aurora held by the Company and Navitus. Loans made under the Credit Agreement to Aurora are fully guaranteed by the Company and Navitus.

On May 13, 2015, Aurora informed the Lender it would not make a required $300,000 payment but was submitting the newly acquired five Eagle Ford wells as additional collateral to be considered and its willingness to execute mortgages regarding the properties to meet the Deficiency.

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
The Forbearance Period was amended and extended on March 2, 2017 and will end on the first to occur of the following: (i) the expiration of the amended Forbearance Period on August 20, 2017, (ii) a breach by Aurora or any Guarantor of any of the conditions, covenants, representations and/or warranties set forth in the Forbearance Agreement, (iii) the occurrence of any new event of default under the Credit Agreement, (iv) the occurrence or threat of the occurrence of any enforcement action against Aurora or any Guarantor by any of their creditors which, in Lender’s reasonable judgment, would materially interfere with the operation of Aurora’s or the Guarantor’s business or the Lender’s ability to collect on the obligations due under the Credit Agreement, (v) the institution of any bankruptcy proceeding relating to Aurora or any Guarantor, or (vi) the initiation by Aurora or any Guarantor of any judicial, administrative or arbitration proceedings against the Lender. The Lender’s agreement to forbear from exercising its rights and remedies as a result of the Existing Events of Default is subject to and conditioned upon the following: (i) the payment by Aurora to the Lender of at least $20,000 on or before the last business day of each calendar week occurring hereafter and (ii) the delivery by Aurora of such other documents, instruments and certificates as reasonably requested by Lender. The foregoing description of the Forbearance Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Forbearance Agreement. Since the execution of the extended Forbearance Agreement, the Company has paid the Lender $570,500. The balance owed on the Credit Agreement was $0 and $672,000 as of December 31, 2017 and 2016, respectively.
Amortization of debt financing costs on this debt was $6,237 and $30,617 for the twelve months ended December 31, 2017 and December 31, 2016, respectively. Interest expense related to the Credit Agreement was $20,415 and $46,056 for the twelve months ended December 31, 2017 and 2016, respectively.

Note 7 – Income Taxes

There was no provision for (benefit of) income taxes for the years ended December 31, 2017 and 2016, after the application of ASC 740 “Income Taxes.”

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. There have been transactions that have changed the Company’s ownership structure since inception that may have resulted in one or more ownership changes as defined by the IRC Section 382. The Company’s transaction in 2017 has resulted in a limitation of pre-change in control net operating loss carry forwards to $8,163,281 over a 20 year period.

For the year ending December 31, 2017, the Company incurred a net operating loss carry forward of $2,186,513. Combined with the Section 382 limitation, the Company has net operating losses available of approximately $8,954,020 as of December 31, 2017. The Federal net operating loss carry forwards begin to expire in 2028. Capital loss carryovers may only be used to offset capital gains.

Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016, respectively. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

On December 22, 2017 the Tax Cuts and Jobs Act (TCJA) was signed into law. Pursuant to Staff Accounting Bulletin No 118, a reasonable estimate of the specific income tax effects of the TCJA can be determined and the Company is reporting these provisional amounts. Accordingly, the Company may revise these estimates in the upcoming year.

The TCJA reduces the corporate income tax rate from 34% to 21% effective January 1, 2018. All deferred income tax assets and liabilities, including NOL’s have been measured using the new rate under the TCJA and are reflected in the valuation of these assets as of December 31, 2017. The value of our deferred tax assets has decreased by $1,237,729 and the related valuation allowance has been reduced by the same amount.

Significant components of the Company’s deferred income tax assets are as follows:

	2017	2016
Net operating loss carryforwards	$1,880,344	$7,403,629
Depreciation and accretion	(102)	3,106
Equity based expenses	119,165	86,734
Deferred taxes	1,999,407	7,493,469
Valuation allowance	(1,999,407)	(7,493,469)
Net deferred income tax assets	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2017	2016
Net operating loss	34.0%	34.0%
Meals and entertainment	—%	1.0%
Rate reduction due to the TCJA	(49.2)%	0.1%
Net operating loss reduction due to IRC 382	203.3%	—%
Change in valuation allowance	218.5%	33.9%
Effective income tax rate	—%	—%

ASC 740 provides guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2017 and 2016 the Company does not have a liability for unrecognized tax benefits.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years 2014 forward are open and subject to examination by the Federal taxing authority. The Company is not currently under examination and it has not been notified of a pending examination.

Note 8 – Stockholders Equity

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. The Company has designated 200,000 shares of its preferred stock as Series A Preferred Stock, 800,000 shares as Series B Preferred Stock, 810,000 shares as Series C Preferred Stock and 20,000 shares as Series D Preferred Stock and 670,000 shares of Preferred Stock remain undesignated. The Company has 998,333 shares of preferred stock issued and outstanding as of December 31, 2017.

Series B Preferred Stock

The terms of the Series B Convertible Preferred Stock are governed by a certificate of designation (the “Series B Certificate of Designation”) filed by the Company with the Nevada Secretary of State on August 21, 2017. Pursuant to the Series B Certificate of Designation, the Company designated 800,000 shares of its preferred stock as Series B Convertible Preferred Stock. In connection with the Transaction Agreement, the Company issued all 800,000 shares to AVV on August 21, 2017.
Dividends. Holders are entitled to receive dividends on shares of Series B Convertible Preferred Stock equal (on an as-if-converted-to-common-stock basis regardless of whether the Series B Convertible Preferred Stock is then convertible) to and in the same form as dividends actually paid on shares of the common stock when and if such dividends are paid on shares of the common stock.

Liquidation. Upon any liquidation, dissolution or winding-up of the company, whether voluntary or involuntary, the holders of Series B Convertible Preferred Stock are entitled to receive out of the assets of the Company the same amount that a holder of common stock would receive if the Series B Convertible Preferred Stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid pari passu with all holders of common stock.
Voting Rights. Except as otherwise required by law, holders of Series B Convertible Preferred Stock have no voting rights. However, as long as any shares of Series B Convertible Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Convertible Preferred Stock or alter or amend the Series B Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to the Series B Convertible Preferred Stock, (c) amend the Company’s articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series B Convertible Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.
Conversion. On the later to occur of (i) the date on which all Funding Conditions (as defined in the Transaction Agreement) have been satisfied, and (ii) the date that AVV pays entire Cash Contribution in accordance with the Transaction Agreement, each share of Series B Convertible Preferred Stock plus accrued, but unpaid, dividends thereon shall be automatically converted (without the payment of additional consideration by the holder thereof), into such number of fully paid and non-assessable shares of common stock as is determined by dividing the Stated Value by the Conversion Price in effect on such conversion date. The “Stated Value” is equal to $122.6628243 per share. The “Conversion Price” is equal to $0.04, subject to adjustment as set forth in the Series B Certificate of Designation.
Other Rights. Holders of Series B Convertible Preferred Stock have no preemptive or subscription rights and there are no redemption or sinking fund provisions applicable to the Series B Convertible Preferred Stock.
Series C Preferred Stock

The terms of the Series C Preferred Stock are governed by a certificate of designation (the “Series C Certificate of Designation”) filed by the Company with the Nevada Secretary of State on August 21, 2017. Pursuant to the Series C Certificate of Designation, the Company designated 810,000 shares of its preferred stock as Series C Preferred Stock.

As discussed in Note 12 - Related Party Transactions, on August 21, 2017, the Company entered into the VPEG Settlement Agreement, the Navitus Settlement Agreement and the Insider Settlement Agreement pursuant to which the Company issued 180,000 shares of Series C Preferred Stock.

Dividends. Holders are entitled to receive dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-common-stock basis regardless of whether the Series C Preferred Stock is then convertible) to and in the same form as dividends actually paid on shares of the common stock when and if such dividends are paid on shares of the common stock.

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of shares of Series C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment shall be made to the holders of shares of common stock, the higher of (a) an amount equal to the Stated Value per share, plus any dividends declared but unpaid thereon, which amount shall be paid pari passu with all holders of the Company’s Series D Preferred Stock, or (b) the same amount that a holder of common stock would receive if the Series C Preferred Stock were fully converted to common stock immediately prior to such liquidation, which amount shall be paid pari passu with all holders of common stock. The “Stated Value” shall initially be $7.94005355560000 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series C Preferred Stock.

Voting Rights. Holders of shares of Series C Preferred Stock vote together with the holders of common stock on an as-if-converted-to-Common-Stock basis. Except as provided by law, the holders of shares of Series C Preferred Stock vote together with the holders of shares of common stock as a single class. However, as long as any shares of Series C Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Series C Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to the Series C Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series C Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Conversion. On the date on which all Funding Conditions (as defined in the Transaction Agreement) have been satisfied, each share of Series C Preferred Stock plus accrued, but unpaid, dividends thereon shall be automatically converted (without the payment of additional consideration by the holder thereof), into such number of fully paid and non-assessable shares of common stock as is determined by dividing the Stated Value by the Conversion Price in effect on such conversion date. The “Conversion Price” shall initially be equal to $0.04, subject to adjustment as set forth in the Series C Certificate of Designation.

Other Rights. Holders of Series C Preferred Stock have no preemptive or subscription rights and there are no redemption or sinking fund provisions applicable to the Series C Preferred Stock.
Series D Preferred Stock

The terms of the Series D Preferred Stock are governed by a certificate of designation (the “Series D Certificate of Designation”) filed by the Company with the Nevada Secretary of State on August 21, 2017. Pursuant to the Series D Certificate of Designation, the Company designated 20,000 shares of its preferred stock as Series D Preferred Stock.

As discussed in Note 12 - Related Party Transactions, on August 21, 2017, the Company entered into the McCall Settlement Agreement pursuant to which the Company issued 20,000 shares of the Company’s newly designated Series D Preferred Stock.

Dividends. Except for stock dividends and distributions for which adjustments are to be made pursuant to the Series D Certificate of Designation, holders of Series D Preferred Stock are not entitled to dividends.
Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of shares of Series D Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of shares of common stock, an amount equal to the Stated Value per share, plus any dividends declared but unpaid thereon. The “Stated Value” shall initially be $19.01615 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series D Preferred Stock.
Voting Rights. Holders of shares of Series D Preferred Stock vote together with the holders of common stock on an as-if-converted-to-common-stock basis. Except as provided by law, the holders of shares of Series D Preferred Stock vote together with the holders of shares of common stock as a single class. However, as long as any shares of Series D Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series D Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series D Preferred Stock or alter or amend the Series D Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to the Series D Preferred Stock, (c) amend the Company’s articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series D Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.
Redemption. To the extent of funds legally available for the payment therefor, the Company is required to redeem the outstanding shares of Series D Preferred Stock, at a redemption price equal to the Stated Value per share (subject to adjustment), payable in cash in equal monthly installments commencing on the fifteenth (15th) calendar day following the date that the Company obtained stockholder approval (which was obtained on November 20, 2017) (each such date, a “Redemption Date”). If funds legally available for redemption on the Redemption Date are insufficient to redeem the total number of outstanding shares of Series D Preferred Stock, the holders of shares of Series D Preferred Stock shall share ratably in any funds legally available for redemption of such shares according to the respective amounts which would be payable with respect to the full number of shares owned by them if all such outstanding shares were redeemed in full. At any time thereafter when additional funds are legally available for the redemption, such funds will be used, at the end of the next succeeding fiscal quarter, to redeem the balance of such shares, or such portion thereof for which funds are then legally available. During the year ended December 31, 2017, the Company redeemed 1,667 shares of Series D Preferred Stock.
Conversion. If, following the date when stockholder approval has been obtained, any portion of the redemption price has not been paid by the Company on any Redemption Date, the holder may, at its option, elect to convert each share of Series D Preferred Stock plus accrued, but unpaid dividends thereon, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the Stated Value by the Conversion Price in effect on such conversion date; provided, however, that in lieu of such conversion and before giving effect thereto, the Company may elect to bring current the redemption payments payable. The “Conversion Price” is initially equal to $0.04, subject to adjustment as set forth in the Series D Certificate of Designation.
Other Rights. Holders of Series D Preferred Stock have no preemptive or subscription rights and there are no sinking fund provisions applicable to Series D Preferred Stock.

Common stock

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock, and has 5,206,174 shares of common stock outstanding as of December 31, 2017.

Long-Term Incentive Plan

On February 24, 2014, the Board of Directors of the Company approved and adopted the Victory Energy Corporation 2014 Long Term Incentive Plan (the “LTIP”) for the employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following components: (1) stock options, (2) restricted stock, (3) other stock-based awards, (4) performance awards and (5) dividends and dividend equivalents. Subject to adjustment in accordance with the LTIP, the maximum aggregate number of shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”) that may be issued with respect to awards under the LTIP is fifteen percent (15%) of the outstanding shares of Common Stock at the end of the preceding calendar quarter, of which the maximum number of such shares that may be issued as incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986 is two million (2,000,000) shares of Common Stock. Common Stock withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP will be administered by the Board, until such time as a compensation committee of the Board is established (the “Compensation Committee”), at which time the LTIP will be administered by the Compensation Committee. The total number of shares of common stock initially available for issuance under the LTIP was 4,591,174. As of December 31, 2017, 3,367,500 shares of unrestricted common stock and 595,000 options had been issued under the LTIP. The maximum contractual term is five years. As of December 31, 2017, 628,674 shares of common stock are available for issuance under the LTIP.

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

During the years ended December 31, 2017 and 2016, the Company did not grant stock awards to directors, officers, or employees.

Note 9 – Warrants for Stock

At December 31, 2017 and 2016 warrants outstanding for common stock of the Company were as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance at January 1, 2017	292,308	$11.71
Granted	291,011	2.74
Exercised	—	—
Canceled	(55,952)	23.27
Balance at December 31, 2017	527,367	$5.53

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance at January 1, 2016	240,685	$18.01
Granted	58,226	5.27
Exercised	—	—
Canceled	(6,603)	21.78
Balance at December 31, 2016	292,308	$11.71

During the year ended December 31, 2017, the Company granted 30,799 warrants for $1,170,000 in capital contributions through Navitus Partners, LLC. The Company also granted 53,808 warrants in exchange for services during the year ended December 31, 2017. The Company also granted 69,476 warrants to purchase shares of common stock to directors, officers and employees for 2016 services during the year ended December 31, 2017. The Company also issued 136,928 warrants to purchase shares of common stock to Visionary Private Equity Group I, LP in conjunction with a private placement uring the year ended December 31, 2017. All warrants were valued using the Black Scholes pricing model.

During the year ended December 31, 2016, the Company granted 55,594 warrants for $2,112,000 in capital contributions through Navitus Partners, LLC. The Company also granted 2,632 warrants in exchange for services during the year ended December 31, 2016. All warrants were valued using the Black Scholes pricing model.

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $17.48	216,877	$9.56	1.81	216,877	$9.56
$1.52 – $3.51	310,490	$2.72	4.19	310,490	$2.72
	527,367			527,367

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$475.00 – $475.00	422	$475	0.81	422	$475
$4.94 – $38.00	272,407	$11.65	2.35	272,407	$11.65
$2.28 – $3.42	19,479	$2.49	4.88	19,479	$2.49
	292,308			292,308

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	2017	2016
Risk free interest rates	1.19% – 2.13%	1.25% – 1.72%
Expected life	5 years	5 years
Estimated volatility	918.7% – 972.1%	422.9% – 667.5%
Dividend yield	—%	—%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected term of these warrants is likely to differ materially from historical volatility. The expected term is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities.

At December 31, 2017 and 2016 the aggregate intrinsic value of the warrants outstanding and exercisable was $408,938 and $0, respectively. The intrinsic value of a warrant is the amount by which the market value of the underlying warrant exercise price exceeds the market price of the stock at December 31 of each year.

Note 10 – Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the year ended December 31, 2017. All options issued were non-qualified stock options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options Exercisable	Weighted Average Fair Value At Date of Grant
Outstanding at December 31, 2015	37,636	$12.01	$—	18,665	13.59
Granted at Fair Value	—	$—
Exercised	—	—
Canceled	(9,870)	$10.72
Outstanding at December 31, 2016	27,766	$12.47	$—	21,187	13.16
Granted at Fair Value	197,369	$1.52
Exercised	—	—
Canceled	(1,579)	$38
Outstanding at December 31, 2017	223,556	$2.62	$489,475	44,827	13.49

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2017. If the exercise price exceeds the market value, there is no intrinsic value.

During the year ended December 31, 2017, the Company did not grant employee stock options or stock options for consulting services.

The fair value of the stock option grants are amortized over the respective vesting period using the straight-line method and assuming no forfeitures and cancellations.

Compensation expense related to stock options included in general and administrative expense in the accompanying statements of operations for the years ended December 31, 2017 and 2016, was $312,351, and $86,733, respectively.

Stock options are granted at the fair market value of the Company’s common stock on the date of grant. Options granted to officers and other employees vest immediately or over 36 months as provided in the option agreements at the date of grant.

The fair value of each option granted in 2017 and 2016 was estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to compute the weighted average fair value of options granted during the periods presented.

	2017	2016
Expected term of option	10 years	3 years
Risk free interest rates	2.18%	1.12%
Estimated volatility	972.1	593.3
Dividend yield	—%	—%

The following table summarizes information about stock options outstanding at December 31, 2017:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value (1)
$1.52- $13.30	223,556	9.04	$2.62	$489,475	44,827	$13.49	$54,386

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2017. If the exercise price exceeds the market value, there is no intrinsic value.

The following table summarizes information about options outstanding at December 31, 2016:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value (1)
$10.26-$38.00	27,766	5.25	$12.47	$—	21,187	$13.16	$—

A summary of the Company’s non-vested stock options at December 31, 2017 and December 31, 2016 and changes during the years are presented below.

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2016	6,579	$10.26
Granted	197,369	$1.52
Vested	(25,220)	$2.66
Forfeited	—	$—
Non-Vested at December 31, 2017	178,728	$1.68

Note 11 – Commitments and Contingencies

Leases

Rent expense for the years ended December 31, 2017 and 2016 was $30,000 and $30,000, respectively. The Company's office space is leased on a month-to-month basis, and therefore future annual minimum payments under non-cancellable operating leases are $0 and $0 for the years ending December 31, 2017 and 2016, respectively.

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
A Settlement and Forbearance Agreement was entered into on March 22, 2016 between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April, 15, 2016. The remaining balance of $65,000 as of December 31, 2016 is included in Accounts Payable on the Consolidated Balance Sheet. The remaining balance was fully paid off during 2017, therefore there is no liability as of December 31, 2017.
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
On October 20, 2011 Defendant Remuda filed a Motion to Consolidate and a Counterclaim against Victory. Remuda is seeking to consolidate this case with two other cases wherein Remuda is the named Defendant. An objection to this motion was filed and the cases have not been consolidated. Additionally, the Company does not believe that the counterclaim made by Remuda has any legal merit.
There was no further activity related to this case during the years ended December 31, 2017 and 2016, respectively.

Note 12 – Related Party Transactions

David McCall, former general counsel and former director, is a partner in The McCall Firm McCall Law Firm (“McCall”). Fees related to his services are attributable to litigation involving the Company’s oil and natural gas operations in Texas. On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release (the “McCall Settlement Agreement”) with McCall, pursuant to which all obligations of the Company to McCall to repay indebtedness for borrowed money, which totaled $380,323, including all accrued, but unpaid, interest thereon, was converted into 20,000 shares of the Company’s newly designated Series D Preferred Stock. As of December 31, 2017 and December 31, 2016, the Company owed The McCall Firm $0 and $503,377, respectively. During the year ended December 31, 2017, the Company redeemed 1,667 shares of Series D Preferred Stock.

During the year ended December 31, 2016, the temporary capital advances totaling $130,000 had been made by Navitus. James Capital Consulting, LLC is the Managing Partner of Navitus and Dr. Ronald Zamber, the chairman of the Board of Directors, is the Managing Member of James Capital Consulting, LLC.

As discussed in Note 4 - Acquisitions and Dispositions, on August 21, 2017, the Company entered into the Divestiture Agreement with Navitus, pursuant to which the Company agreed to divest and transfer its 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest, and issue 4,382,872 shares to Navitus in consideration for a release from Navitus of all of the Company’s obligations under the second amended partnership agreement, dated October 1, 2011, between us and Navitus. Closing of the Divestiture Agreement was completed on December 13, 2017.

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Navitus Settlement Agreement”) with Messrs. Ronald Zamber and Greg Johnson (affiliate of Navitus), pursuant to which all obligations of the Company to Messrs. Zamber and Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, was converted into 65,591.4971298402 shares of Series C Preferred Stock, 46,699.9368965913 shares of which were issued to Dr. Zamber and 18,891.5602332489 shares of which were issued to Mr. Johnson.

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Insider Settlement Agreement”) with Dr. Zamber and Mrs. Kim Rubin Hill, the wife of Kenneth Hill, the Company’s Chief Executive Officer, pursuant to which all obligations of the Company to Dr. Zamber and Mrs. Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, was converted into 4,408.03072109140 shares of Series C Preferred Stock, 1,889.1560233249000 shares of which were issued to Dr. Zamber and 2,518.8746977665000 shares of which were issued to Mrs. Hill.

On February 3, 2017, the Company completed a private placement, pursuant to which VPEG purchased a unit comprised of $320,000 principal amount of a 12% unsecured six-month promissory note and a common stock purchase warrant to purchase 136,928 shares of common stock at an exercise price of $3.5074 per share. Visionary PE GP I, LLC is the general partner of VPEG and Dr. Zamber is the Managing Director Visionary PE GP I, LLC.

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “VPEG Settlement Agreement”) with VPEG, pursuant to which all obligations of the Company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,409.64, was converted into 110,000.472149068 shares of Series C Preferred Stock. Some of the obligations to VPEG arose pursuant to the private placement note described above. Pursuant to the VPEG Settlement Agreement, the 12% unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant.

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into the VPEG Loan Agreement with VPEG, pursuant to which VPEG loaned $500,000 to the Company. Such loan is evidenced by the VPEG Note, issued by the Company to VPEG on August 21, 2017. The VPEG Note reflects an original issue discount of $50,000 such that the principal amount of the note is $550,000, notwithstanding the fact that the loan is in the amount of $500,000. The VPEG Note does not bear any interest in addition to the original issue discount, matures on September 1, 2017, and is secured by a security interest in all of the Company’s assets. On October 11, 2017, the Company and VPEG entered into an amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed to (i) increase the loan amount to $565,000, (ii) increase the principal amount of the VPEG Note to $621,500, reflecting an original issue discount of $56,500 and (iii) extend the maturity date to November 30, 2017. As of December 31, 2017 the balance of the loan was $896,500 and is recorded in "Note payable (net of debt discount) - affiliate".

Note 13 - Subsequent Events

On January 17, 2018, the Company and VPEG entered into a second amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the VPEG Note; (ii) that VPEG will have the option but not the obligation to loan the Company additional amounts under the VPEG Note on the same terms upon the written request from the Company; and (iii) that, in the event that VPEG exercises its option to convert the note into shares of common stock at any time after the maturity date and prior to payment in full of the principal amount of the VPEG Note, the Company shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share, and containing a cashless exercise feature and such other provisions as mutually agreed to by the Company and VPEG.

During the period of January 1, 2018 through March 21, 2018 the Company received additional loan proceeds of $432,000 from VPEG.

During the period of January 1, 2018 through March 21, 2018 the Company received additional cash contributions of $55,000 from AVV.

On January 24, 2018, all shares of Series C Preferred Stock were converted into common stock in accordance with the terms of the Series C Certificate of Designation. As a result, the Company issued an aggregate of 940,272 shares of common stock.

On February 5, 2018, the Company filed a certificate of withdrawal for the Series C Certificate of Designation to remove the designation of Series C Preferred Stock and return all shares to undesignated preferred stock of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 29th day of March, 2018.

VICTORY ENERGY CORPORATION

By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kenneth Hill	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 29, 2018
Kenneth Hill

/s/ Ronald W. Zamber	Chairman of the Board of Directors	March 29, 2018
Ronald W. Zamber

/s/ Robert Grenley	Director	March 29, 2018
Robert Grenley

/s/ Ricardo A. Salas	Director	March 29, 2018
Ricardo A. Salas

/s/ Kevin DeLeon	Director	March 29, 2018
Kevin DeLeon

/s/ Julio C. Herrera	Director	March 29, 2018
Julio C. Herrera

/s/ Eric Eilertsen	Director	March 29, 2018
Eric Eilertsen