Form 10-Q
period 2018-03-31
VICTORY ENERGY CORP
filed 2018-05-15
CIK 700764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2018, there were 28,026,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY ENERGY CORPORATION
QUARTERLY REPORT ON
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

INTRODUCTORY NOTE
Use of Terms

In this report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” and the "Company” refer to Victory Energy Corporation, a Nevada corporation.

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

Potential investors should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements, including, without limitation, the risks outlined under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

As expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

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

Stock Split

On December 19, 2017, we completed a 1-for-38 reverse stock split of our outstanding common stock. As a result of this stock split, our issued and outstanding common stock decreased from 197,769,460 to 5,206,150 shares. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of this stock split. As of May 14, 2018 there were 28,026,713 shares of common stock outstanding.

Part I – Financial Information

Item 1. Financial Statements

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. You should read these condensed financial statements in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

VICTORY ENERGY CORPORATION
BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,324	$24,383
Prepaid expenses	105,467	112,217
Total current assets	125,791	136,600
Fixed Assets
Furniture and equipment	43,622	43,622
Accumulated depreciation	(43,327)	(43,133)
Total furniture and equipment, net	295	489
Intangible assets	17,630,000	17,630,000
Deposits	1,750	1,750
Total Assets	$17,757,836	$17,768,839
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$480,923	$590,870
Accrued liabilities	392,607	374,281
Liability for unauthorized preferred stock issued	9,283	9,283
Note payable (net of debt discount) - affiliate	1,410,200	896,500
Total current liabilities	2,293,013	1,870,934
Total Liabilities	2,293,013	1,870,934
Stockholders Equity
Preferred Series B stock, $0.001 par value, 800,000 shares authorized, 800,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	800	800
Preferred Series C stock, $0.001 par value, 810,000 shares authorized, 0 shares and 180,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	180
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 13,333 shares and 18,333 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	13	18
Common stock, $0.001 par value, 300,000,000 shares authorized, 6,146,446 shares and 5,206,174 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6,146	5,206
Receivable for stock subscription	—	(4,800,000)
Additional paid-in capital	82,755,710	87,552,737
Accumulated deficit	(67,297,846)	(66,861,036)
Total stockholders' equity	15,464,823	15,897,905
Total Liabilities and Stockholders' Equity	$17,757,836	$17,768,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating Expenses
General and administrative	$427,387	$603,263
Depreciation and amortization	193	1,616
Total operating expenses	427,580	604,879
Loss from operations	(427,580)	(604,879)
Other Income (Expense)
Interest expense	(58,316)	(89,358)
Total other income (expense)	(58,316)	(89,358)
Loss from before tax benefit	(485,896)	(694,237)
Tax benefit	—	—
Loss from continuing operations	(485,896)	(694,237)
Income from discontinued operations	49,086	30,060
Loss applicable to common stockholders	$(436,810)	$(664,177)

Income (loss) per share applicable to common stockholders
Basic and diluted:
Loss per share from continuing operations	$(0.08)	$(0.84)
Income per share from discontinued operations	0.01	0.04
Loss per share, basic and diluted	$(0.07)	$(0.81)
Weighted average shares, basic and diluted	5,903,454	823,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(436,810)	$(664,177)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of asset retirement obligations	—	1,208
Amortization of deferred financing costs	—	6,237
Amortization of debt discount	—	40,296
Depletion, accretion, depreciation and amortization	193	23,833
Stock based compensation	25,000	170,697

Change in operating assets and liabilities
Accounts receivable	—	6,099
Management fee receivable - affiliate	—	(1,077)
Prepaid expenses	6,750	2,457
Accounts payable	(109,947)	111,267
Accrued liabilities - related parties	—	(179,126)
Accrued liabilities	18,326	(341,091)
Accrued interest on note payable - affiliate	46,700	6,400
Net cash used in operating activities	(449,788)	(816,977)
CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	—	660,000
Debt financing proceeds - affiliate	467,000	320,000
Principal payments of debt financing	—	(199,000)
Contributions - affiliate	55,000	—
Conversion and redemption of preferred stock	(76,271)	—
Net cash provided by financing activities	445,729	781,000
Net change in cash and cash equivalents	(4,059)	(35,977)
Beginning cash and cash equivalents	24,383	56,456
Ending cash and cash equivalents	$20,324	$20,479

Supplemental cash flow information:
Cash paid for:
Interest	$—	$12,458
Non-cash investing and financing activities:
Accrued interest	$58,316	$18,145
Accrued capital expenditures	$—	$197,615
Revisions to depreciation	$—	$7,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Victory Energy Corporation
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Victory Energy Corporation ("Victory" or the "Company") is an Austin, Texas based publicly held company that is in the process of transitioning from an upstream oil and gas exploration and production company, into an oilfield energy-tech products company focused on improving well performance and extending the lifespan of the industry's most sophisticated and expensive equipment.

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

Following the Transaction Agreement and the divestiture of the Company's interests in Aurora, the Company has begun its transition into a technology driven oilfield services company offering patented oil and gas technology drilling products designed to improve oil and gas well drilling outcomes. The Company’s products can help achieve this goal by reducing drilling torque, friction, wear resistance, corrosion and other issues that occur during drilling and completion.

The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. On December 19, 2017 the Company completed a 1-for-38 reverse stock split of the outstanding common stock. All information in this Quarterly Report on Form 10-Q reflects the effect of the reverse stock split. The Company has 6,146,446 shares of common stock outstanding as of March 31, 2018. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, Texas.

A summary of significant accounting policies followed in the preparation of the accompanying financial statements is set forth below.

Basis of Presentation and Consolidation:

For the quarter ended March 31, 2017 the financial statements were previously presented on a consolidated basis. Following the Divestiture of Aurora discussed above, which was completed on December 13, 2017, the Company does not have any subsidiaries. All operations are conducted by the Company.

Use of Estimates:

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation, taxes, accruals of capitalized costs, operating costs, general and administrative costs, interest, various common stock, warrants and option transactions, and loss contingencies.

Cash and Cash Equivalents:

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at March 31, 2018 and December 31, 2017.

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of three to seven years.

Intangible Assets:

Our intangible assets are comprised of contract-based and marketing-related intangible assets. Our contract-based intangible assets include a sublicense agreement and a trademark license. The contract-based intangible assets have useful lives of 11.1 years to 15 years. As of March 31, 2018 the Company has not begun to use the economic benefits of the sublicense agreement and the trademark license and, accordingly, they were not amortized. The Company will begin to amortize the contract-based intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. Our marketing related intangible assets include three non-compete agreements all of which have useful lives of 15 years. As of March 31, 2018 the Company has not begun to use the economic benefits of the non-compete agreements and, accordingly, they were not amortized. The Company will begin to amortize the marketing-related intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. The remaining useful lives of intangible assets will be evaluated each reporting period. Intangible assets will be tested for impairment at least annually and upon a triggering event. The following table shows intangible assets and related accumulated amortization as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Sublicense agreement	$11,330,000	$11,330,000
Trademark license	6,030,000	6,030,000
Non-compete agreements	270,000	270,000
Accumulated amortization	—	—
Intangible assets, net	$17,630,000	$17,630,000

Fair Value:

At March 31, 2018 and 2017, the carrying value of our financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

Unamortized Discount:

Unamortized discount consists of value attributed to free standing equity instruments issued to the holders of affiliate note payable (see Note 12) and are amortized over the life of the related loans using a method consistent with the interest method. There was no amortization of debt discount for the three months ended March 31, 2018. Amortization of debt discount totaled $40,296 for the three months ended March 31, 2017 and is included in interest expense in the statements of operations. The following table shows the discount and related accumulated amortization as of three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Original issuance discount	$—	$160,000
Accumulated amortization	—	(40,296)
Unamortized discount, net	$—	$119,704

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

The Company recognized stock-based compensation expense from stock awards, warrants, and stock options granted to directors, officers, employees and third parties of $25,000 and $170,697 for the three months ended March 31, 2018 and 2017, respectively

Income Taxes:

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

Earnings (loss) per Share:

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding at March 31, 2018 and 2017, respectively. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive. Basic and diluted weighted average number of common shares outstanding was 5,903,454 and 823,278 at March 31, 2018 and 2017, respectively.

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

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the financial statements. However, the Company currently has no revenue from contracts with customers.

Going Concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, the Company has incurred losses of $436,810 and $664,177 during the three months ended March 31, 2018 and 2017, respectively. Non-cash expenses and allowances were significant during the three months ended March 31, 2018 and 2017, and the net cash used in operating activities, or negative cash flows from operating activities, were $449,788 and $816,977, respectively.

The cash proceeds from loans from affiliates and new contributions to the Aurora partnership by Navitus have allowed the Company to continue operations. Management anticipates that operating losses will continue in the near term until the Company begins to operate as a technology focused oilfield services company. For the three months ended March 31, 2018 and 2017, the Company had no significant capital expenditures.

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

Note 2 – Discontinued Operations

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

The Divestiture Agreement contained usual pre- and post-closing representations, warranties and covenants. In addition, Navitus agreed that the Company may take any steps necessary to amend the exercise price of warrants issued to Navitus Partners, LLC to reflect an exercise price of $1.52. The Company also agreed to provide Navitus with demand registration rights with respect to the shares to be issued to it under the Divestiture Agreement, whereby the Company agreed to, upon Navitus’ request, file a registration statement on an appropriate form with the Securities and Exchange Commission ("SEC") covering the resale of such shares and use commercially reasonable efforts to cause such registration statement to be declared effective within one hundred twenty (120) days following such filing. The registration statement was filed on February 5, 2018 and amended on February 8, 2018. The Company has not yet amended the exercise price of warrants issued to Navitus Partners, LLC to reflect an exercise price of $1.52.

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

Results from discontinued operations were as follows:

	Three Months Ended March 31,
	2018	2017
Revenues from discontinued operations	$86,483	$85,300
Income from discontinued operations before tax benefit	49,086	30,060
Tax benefit	—	—
Net income from discontinued operations	49,086	30,060
Loss on disposal of discontinued operations, net of tax	—	—
Income from discontinued operations, net of tax	$49,086	$30,060

Note 3 - Acquisitions and Dispositions

The Company and Louise H. Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by the Company in connection with the entry by Lucas and the Company into the Pre-Merger Collaboration Agreement with Lucas Energy Inc., Navitus and AEP Assets, LLC, a wholly-owned subsidiary of Aurora, (ii) that the Company would pay Rogers, on or before July 15, 2015, $258,125, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $258,125 is made by the Company to the Rogers. Failure of the Company to make the payment of $258,125 on or before July 15, 2015, would result in the Company being in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees. The Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement and as a result the additional Penn Virginia Property was returned to Lucas in September 2015. The full amount due under the Roger’s obligation including accrued interest at March 31, 2018 totals $385,897 and is included in accrued liabilities on the balance sheets.

Note 4 – Revolving Credit Agreement

On February 20, 2014, Aurora, as borrower, entered a credit agreement (the "Credit Agreement") with Texas Capital Bank (“the Lender”). Guarantors on the Credit Agreement are the Company and Navitus, the two partners of Aurora. Pursuant to the Credit Agreement, the Lender agreed to extend credit to Aurora in the form of (a) one or more revolving credit loans (each such loan, a “Loan”) and (b) the issuance of standby letters of credit, of up to an aggregate principal amount at any one time not to exceed the lesser of (i) $25,000,000 or (ii) the borrowing base in effect from time to time (the “Commitment”). The initial borrowing base on February 20, 2014 was set at $1,450,000. The borrowing base is determined by the Lender, in its sole discretion, based on customary lending practices, review of the oil and natural gas properties included in the borrowing base, financial review of Aurora, the Company and Navitus and such other factors as may be deemed relevant by the Lender. The borrowing base is re-determined (i) on or about June 30 of each year based on the previous December 31 reserve report prepared by an independent reserve engineer, and (ii) on or about August 31 of each year based on the previous June 30 reserve report prepared by Aurora’s internal reserve engineers or an independent reserve engineer and certified by an officer of Aurora. The Credit Agreement was to mature on February 20, 2017. Amounts borrowed under the Credit Agreement will bear interest at rates equal to the lesser of (i) the maximum rate of interest which may be charged or received by the Lender in accordance with applicable Texas law and (ii) the interest rate per annum publicly announced from time to time by the Lender as the prime rate in effect at its principal office plus the applicable margin. The applicable margin is, (i) with respect to Loans, one percent (1.00%) per annum, (ii) with respect to letter of credit fees, two percent (2.00%) per annum and (iii) with respect to commitment fees, one-half of one percent (0.50%) per annum. Loans made under the Credit Agreement are secured by (i) a first priority lien in the oil and gas properties of Aurora, the Company and Navitus, and (ii) a first priority security interest in substantially all of the assets of Aurora and its subsidiaries, if any, as well as in 100% of the partnership interests in Aurora held by the Company and Navitus. Loans made under the Credit Agreement to Aurora are fully guaranteed by the Company and Navitus.

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
The Forbearance Period was amended and extended on March 2, 2017 and will end on the first to occur of the following: (i) the expiration of the amended Forbearance Period on August 20, 2017, (ii) a breach by Aurora or any Guarantor of any of the conditions, covenants, representations and/or warranties set forth in the Forbearance Agreement, (iii) the occurrence of any new event of default under the Credit Agreement, (iv) the occurrence or threat of the occurrence of any enforcement action against Aurora or any Guarantor by any of their creditors which, in Lender’s reasonable judgment, would materially interfere with the operation of Aurora’s or the Guarantor’s business or the Lender’s ability to collect on the obligations due under the Credit Agreement, (v) the institution of any bankruptcy proceeding relating to Aurora or any Guarantor, or (vi) the initiation by Aurora or any Guarantor of any judicial, administrative or arbitration proceedings against the Lender. The Lender’s agreement to forbear from exercising its rights and remedies as a result of the Existing Events of Default is subject to and conditioned upon the following: (i) the payment by Aurora to the Lender of at least $20,000 on or before the last business day of each calendar week occurring hereafter and (ii) the delivery by Aurora of such other documents, instruments and certificates as reasonably requested by Lender. The foregoing description of the Forbearance Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Forbearance Agreement. Since the execution of the extended Forbearance Agreement, the Company has paid the Lender $570,500. The balance owed on the Credit Agreement was $0 and $371,500 as of March 31, 2018 and 2017, respectively.
Amortization of debt financing costs on this debt was $0 and $6,237 for the three months ended March 31, 2018 and 2017, respectively. Interest expense related to the Credit Agreement was $0 and $12,458 for the three months ended March 31, 2018 and 2017, respectively.

Note 5 – Related Party Transactions

David McCall, former general counsel and former director, is a partner in The McCall Firm (“McCall”). Fees related to his services are attributable to litigation involving the Company’s oil and natural gas operations in Texas. On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release (the “McCall Settlement Agreement”) with McCall, pursuant to which all obligations of the Company to McCall to repay indebtedness for borrowed money, which totaled $380,323, including all accrued, but unpaid, interest thereon, was converted into 20,000 shares of the Company’s newly designated Series D Preferred Stock. As of March 31, 2018 and 2017, the Company owed McCall $0 and $503,377, respectively. During the three months ended March 31, 2018, the Company redeemed 6,667 shares of Series D Preferred Stock.

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Navitus Settlement Agreement”) with Messrs. Ronald Zamber and Greg Johnson (affiliate of Navitus), pursuant to which all obligations of the Company to Messrs. Zamber and Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, was converted into 65,591.4971298402 shares of Series C Preferred Stock, 46,699.9368965913 shares of which were issued to Dr. Zamber and 18,891.5602332489 shares of which were issued to Mr. Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of common stock, with 243,948 shares issued to Dr. Zamber and 98,685 shares issued to Mr. Johnson.

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Insider Settlement Agreement”) with Dr. Zamber and Mrs. Kim Rubin Hill, the wife of Kenneth Hill, the Company’s Chief Executive Officer, pursuant to which all obligations of the Company to Dr. Zamber and Mrs. Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, was converted into 4,408.03072109140 shares of Series C Preferred Stock, 1,889.1560233249000 shares of which were issued to Dr. Zamber and 2,518.8746977665000 shares of which were issued to Mrs. Hill. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 23,027 shares of common stock, with 9,869 shares issued to Dr. Zamber and 13,158 shares issued to Mrs. Hill.

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

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “VPEG Settlement Agreement”) with VPEG, pursuant to which all obligations of the Company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,409.64, was converted into 110,000.472149068 shares of Series C Preferred Stock. Pursuant to the VPEG Settlement Agreement, the 12% unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 574,612 shares of common stock.

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into the VPEG Loan Agreement with VPEG, pursuant to which VPEG loaned $500,000 to the Company. Such loan is evidenced by the VPEG Note, which was issued by the Company to VPEG on August 21, 2017. The VPEG Note reflects an original issue discount of $50,000 such that the principal amount of the note is $550,000, notwithstanding the fact that the loan is in the amount of $500,000. The VPEG Note does not bear any interest in addition to the original issue discount, matures on September 1, 2017, and is secured by a security interest in all of the Company’s assets. On October 11, 2017, the Company and VPEG entered into an amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed to (i) increase the loan amount to $565,000, (ii) increase the principal amount of the VPEG Note to $621,500, reflecting an original issue discount of $56,500 and (iii) extend the maturity date to November 30, 2017. On January 17, 2018, the Company and VPEG entered into a second amendment to the VPEG Loan Agreement and VPEG Note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the Note; (ii) that VPEG will have the option but not the obligation to loan the Company additional amounts under the Note on the same terms upon the written request of the Company; and (iii) that, in the event that VPEG exercises its option to convert the Note into shares of the Company’s common stock at any time after the maturity date and prior to payment in full of the principal amount of the Note, the Company shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share and containing a cashless exercise feature and such other provisions as mutually agreed to by the Company and VPEG. The number of shares that will be issuable pursuant to the warrant, if issued and exercised will be, and the exercise price to purchase such shares was, calculated on a post Reverse Split basis. As of March 31, 2018 the balance of the loan was $1,410,200 and is recorded in "Note payable (net of debt discount) - affiliate".

During the three months ended March 31, 2018, the Company paid $30,000 in consulting fees to Kevin DeLeon, a director of the Company.

Note 6 – Stockholders Equity

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of March 31, 2018, the Company has designated 200,000 shares of its preferred stock as Series A Preferred Stock, 800,000 shares as Series B Convertible Preferred Stock and 20,000 shares as Series D Preferred Stock. As of March 31, 2018, no shares of Series A Preferred Stock, 800,000 shares of Series B Convertible Preferred Stock and 13,333 shares of Series D Preferred Stock are issued and outstanding.

On August 21, 2017, the Company designated 810,000 shares as Series C Preferred Stock and issued 180,000 shares. On January 24, 2018, all shares of Series C Preferred Stock were automatically converted into 940,272 shares of common stock. On February 5, 2018, the Company filed a Certificate of Withdrawal with the Nevada Secretary of State to withdraw the designation of the Series C Preferred Stock and return such shares to undesignated preferred stock of the Company.

Common stock

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock, and has 6,146,446 shares of common stock outstanding as of March 31, 2018.

2014 Long-Term Incentive Plan

In 2014, the Board of Directors and stockholders of the Company approved the 2014 Long Term Incentive Plan for the employees, directors and consultants of the Company and its affiliates. As of March 31, 2018, 3,367,500 shares of unrestricted common stock and 595,000 options were issued under the 2014 Long Term Incentive Plan. As of March 31, 2018, no shares remain available under the 2014 Long Term Incentive Plan.

2017 Equity Incentive Plan

On September 14, 2017, the Board of Directors of the Company approved the Victory Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was adopted by the Company’s stockholders on November 20, 2017. The 2017 Plan provides for awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, and performance compensation awards to officers, employees, consultants, and directors of the Company and its subsidiaries. The plan is administered by the compensation committee. The maximum number of shares of common stock that may be delivered to participants under the 2017 Plan is 15,000,000 shares. Shares subject to an award under the 2017 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2017 Plan. The maximum number of shares that may be covered by awards to any single individual in any year is 250,000 shares and the maximum cash payment that can be made to any individual for any single or combined performance goals for any performance period is $250,000. As of March 31, 2018, no shares of unrestricted common stock and no options had been issued under the 2017 Plan.

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

During the three months ended March 31, 2018 and 2017, the Company did not grant stock awards to directors, officers, or employees.

Note 7 - Commitments and Contingencies

Leases

Rent expense for three months ended March 31, 2018 and 2017 was $7,500 and $7,500, respectively. The Company's office space is leased on a month-to-month basis, and therefore future annual minimum payments under non-cancellable operating leases are $0 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Litigation

Legal Cases Settled
Cause No. 08-04-07047-CV; Oz Gas Corporation v. Remuda Operating Company, et al. v. Victory Energy Corporation.; In the 112th District Court of Crockett County, Texas.
Plaintiff Oz Gas Corporation (“Oz”) filed a lawsuit in April 2008 against various parties for bad faith trespass, among other claims, regarding the drilling of two wells on lands that Oz claims title to. On November 18, 2009, the Company intervened in the lawsuit to protect its 50% interest in one of the named wells in the lawsuit (that being the 155-2 well located on the Adams Baggett Ranch in Crockett County, Texas).
This case was mediated, with no settlement reached. It went to trial February 8-9, 2012. The Court found in favor of Oz and rendered verdict against the Company and the other Defendants, jointly and severally. The Company appealed this case to the 8th Court of Appeals in El Paso, Texas where the Court of Appeals affirmed the verdict of the District Court and the Company filed a Motion for Rehearing, which was denied. The Company filed a Petition for Review in the Supreme Court of Texas on December 15, 2014, which was denied. The Company filed a Motion for Rehearing with the Supreme Court, which was denied.
A Settlement and Forbearance Agreement was entered into on March 22, 2016 between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April 15, 2016. The remaining balance was fully paid off during 2017, therefore there is no liability as of March 31, 2018.
Cause No. 2015-05280; TELA Garwood Limited, LP. v. Aurora Energy Partners, Victory Energy Corporation, Kenneth Hill, David McCall, Robert Miranda, Robert Grenley, Ronald Zamber, and Patrick Barry; In the 164th District Court of Harris County, Texas.
This lawsuit was filed on January 30, 2015 and supplemented on March 4, 2015. This lawsuit alleged breach of contract regarding a Purchase and Sale Agreement (the "PSA") that TELA Garwood Limited, LP ("TELA") and Aurora Energy Partners entered into on June 30, 2014. A first closing was held on June 30, 2014 and a purchase price adjustment payment was made on July 31, 2014. Between these two dates Aurora paid TELA approximately $3,050,133. A second closing was to take place in September, however several title defects were found to exist. The title defects could not be cured and a purchase price reduction in relation to the title defects could not be agreed upon by the parties, and therefore, the second closing never took place. The Court granted Aurora's partial motions for summary judgment dismissing claims against Aurora and the Company's officers and directors, including Kenny Hill, David McCall, Robert Grenley, Ronald Zamber, Patrick Barry, and Fred Smith. The Court denied the remaining summary judgment issues of both parties. On June 2, 2016 Aurora and the Company filed a second Motion for Partial Summary Judgment on some discrete contract interpretation issues. The Court denied this motion on September 2, 2016.
On December 9, 2016, Aurora and the Company and TELA entered into a Mutual Release and Settlement Agreement in which Aurora agreed to pay TELA $320,000 (which is recorded in Accounts Payable as of December 31, 2016) and in turn each party agreed to release the other party from any matter relating to the PSA, the litigation or any claims that were or could have been brought in the litigation. In accordance with the Mutual Release and Settlement Agreement, Aurora made the full payment on February 1, 2017.
Legal Cases Pending
Cause No. CV-47,230; James Capital Energy, LLC and Victory Energy Corporation v. Jim Dial, et al.; In the 142nd District Court of Midland County, Texas.
This is a lawsuit filed on or about January 19, 2010 by James Capital Energy, LLC and the Company against numerous parties for fraud, fraudulent inducement, negligent misrepresentation, breach of contract, breach of fiduciary duty, trespass, conversion and a few other related causes of action. This lawsuit stems from an investment the Company entered into for the purchase of six wells on the Adams Baggett Ranch with the right of first refusal on option acreage.
On December 9, 2010, the Company was granted an interlocutory Default Judgment against Defendants Jim Dial, 1st Texas Natural Gas Company, Inc., Universal Energy Resources, Inc., Grifco International, Inc., and Precision Drilling & Exploration, Inc. The total judgment amounted to approximately $17,183,987.
The Company has added a few more parties to this lawsuit. Discovery is ongoing in this case and no trial date has been set at this time.
The Company believes they will be victorious against all the remaining Defendants in this case.
On October 20, 2011 Defendant Remuda filed a Motion to Consolidate and a Counterclaim against the Company. Remuda is seeking to consolidate this case with two other cases wherein Remuda is the named Defendant. An objection to this motion was filed and the cases have not been consolidated. Additionally, the Company does not believe that the counterclaim made by Remuda has any legal merit.
There was no further activity related to this case during the three months ended March 31, 2018.

Note 8 - Subsequent Events

On April 10, 2018, the Company and AVV entered into a Supplementary Agreement (the “Supplementary Agreement”), pursuant to which the Series B Convertible Preferred Stock was canceled and, in lieu thereof, the Company issued to AVV 20,000,000 shares (the “AVV Shares”) of its common stock. Under the terms of the Supplementary Agreement, so long as AVV is an affiliate of the Company, it shall not transfer or sell any securities of the Company that it holds, including the AVV Shares, except in accordance with the Company’s insider trading policy and subject to the terms of a lock up agreement. AVV must obtain the prior written consent of the Company (which consent will not be unreasonably withheld or delayed) to any transfer, assignment, sale, loan, short sale, giftover, pledge, encumbrance, hypothecation, exchange or other disposition of the AVV Shares or any other securities of the Company held by AVV other than sales of such AVV Shares or other securities in market transactions through the over-the-counter market or any national securities exchange on which the Company’s common stock then trades that are effected through broker-dealers who receive no more than customary commissions for effecting such sales. The Supplementary Agreement contains certain covenants by AVV, including a covenant that AVV will use its best efforts to help facilitate approval of a proposed $5 million private placement of the Company’s common stock at a price per share of $0.75, which will include 50% warrant coverage at an exercise price of $0.75 per share (the “Proposed Private Placement”). AVV also covenants, among other things, to invest a minimum of $500,000 in the Proposed Private Placement.

On April 23, 2018, the Company filed a Certificate of Withdrawal with the Nevada Secretary of State to withdraw the designation of the Series B Convertible Preferred Stock and return such shares to undesignated preferred stock of the Company.

On April 10, 2018, Victory and VPEG entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which (i) VPEG released and discharged the Company from its obligations under the VPEG Loan Agreement and VPEG Note (the “VPEG Loan Documents”), (ii) the VPEG Loan Documents were terminated, and (iii) the Company and VPEG agreed to enter into a new debt agreement (described below) to satisfy the Company’s working capital needs pending consummation the Proposed Private Placement. Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Loan Documents, the Company issued to VPEG (i) 1,880,267 shares of common stock (the “VPEG Shares”) and (ii) a five-year warrant to purchase 1,880,267 shares of common stock at an exercise price of $0.75 per share, which will contain a customary cashless exercise provision. If the actual price per share in the Proposed Private Placement is less than $0.75, the number of VPEG Shares will be adjusted upward proportionately, and the exercise price of the VPEG Warrants will be reduced, accordingly.

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, in its sole discretion and upon written request from VPEG, loan to VPEG up to $2,000,000 upon the terms set forth therein. Any loan made pursuant to the New Debt Agreement will be evidenced by a secured convertible original issue discount promissory note (the “New Note”). The New Note will reflect a 10% original issue discount and will not bear any interest in addition to the original issue discount. The New Note will be secured by a security interest in all of the Company’s assets. Upon the occurrence of an event of default, interest upon the unpaid principal amount shall begin to accrue at a rate equal to the lesser of (i) eight percent (8%) per annum or (ii) the maximum interest rate allowed from time to time under applicable law, and shall continue at such default interest rate until the event of default is cured or full payment is made of the unpaid principal amount. Under the terms of the New Note, VPEG will have the right, exercisable at any time from and after the maturity date and prior to payment in full of the principal amount, to convert all or any portion of the principal amount then outstanding, plus all accrued but unpaid interest at the default interest rate into shares of common stock at a conversion price equal to $0.75 per share or, such lower price as shares of common stock are sold in the Proposed Private Placement. If VPEG exercises its right to convert the New Note into common stock, the Company will issue to VPEG on the date of such conversion a warrant to purchase a number of shares of common stock equal to the number of shares issuable upon such conversion of the New Note, the terms of which shall be mutually agreeable to the parties; provided that the warrant shall have a five (5) year term and the exercise price shall be $0.75 per share (or such lower exercise price per share of common stock as may be afforded to investors in the Proposed Private Placement) with the ability of VPEG to exercise the warrant on a cashless basis.

Subsequent to March 31, 2018, the Company has received loan proceeds of $200,000 from VPEG under the New Debt Agreement.

On April 20, 2018, stockholders collectively holding 26,969,635 shares of the Common Stock of the Company, constituting approximately 95.73% of the issued and outstanding shares of the Company’s Common Stock and Series D Preferred Stock, voting together as a single class on an as-converted to Common Stock basis, consented in writing to approve a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation to change the name of the Company to “Victory Oilfield Tech, Inc.” Stockholder approval of the Certificate of Amendment shall become effective on the 20th day following the filing and mailing to the Company’s stockholders of a definitive Information Statement on Schedule 14C. The Company will promptly thereafter file the Certificate of Amendment with the Nevada Secretary of State to effect the name change.

On April 24, 2018, the registration statement related to the 4,382,872 shares of common stock issued to Navitus under the Divestiture Agreement was declared effective by the SEC (see “Divestiture of Aurora” under Note 2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Notice Regarding Forward Looking Statements” above.

General Overview

We are an Austin, Texas based publicly held oilfield energy-tech products company focused on improving well performance and extending the lifespan of the industry’s most sophisticated and expensive equipment. America’s resurgence in oil and gas production is largely driven by new innovative technologies and processes as most dramatically and recently demonstrated by fracking. We exclusively license intellectual property related to amorphous metal alloys for use in the global oilfield services industry. Our patented products utilize amorphous coatings designed to cost effectively reduce drill-string torque, friction, wear and corrosion, while protecting the integrity of the base metal. Current coating products include solutions for drill-pipe and hardbanding, however the technology is extendible to other metal components such as frac pump plunger rods, mud pump extension rods, gate valves, drill string torque reducers, pump impellers, stabilizers, wear sleeves and a host of other items used in the drilling and completion process. This technology platform provides significant opportunity for us to expand our product line to meet the additional needs of our exploration and production customers. Amorphous alloys are mechanically stronger, harder and more corrosion resistant than typical crystalline structure alloys found in the market today. This combination of characteristics creates opportunities for drillers to dramatically improve lateral drilling lengths, well completion time and total well costs. Our innovative, ruggedized, RFID enclosure allows assets tracking and optimization of production tubing in harsh environments and enables related and potentially valuable data services.

Prior to entering into the transaction agreement and divestiture agreement described below, we had been focused on the acquisition and development of unconventional resource play opportunities in the Permian Basin, the Eagle Ford shale of south Texas and other strategically important areas that offer predictable economic outcomes and long-lived reserve characteristics. Our asset portfolio included both vertical and horizontal wells in prominent formations such as the Eagle Ford, Austin Chalk, Woodbine, Spraberry, Wolfcamp, Wolfberry, Mississippian, Cline, Fusselman and Ellenberger. As of August 21, 2017, we held a working interest in 30 completed wells located in Texas and New Mexico, predominantly in the Permian Basin of west Texas and the Eagle Ford area of south Texas.

Prior to the divestiture described below, all of our oil and natural gas operations were conducted through Aurora Energy Partners, a two-member Texas partnership (“Aurora”). We held all of our oil and natural gas assets through our 50% partnership interest in Aurora. Aurora was a consolidated subsidiary with the Company for financial statement purposes. Through our partnership interest in Aurora, we were the beneficial owner of fifty percent (50%) of the oil and gas properties, wells and reserves held of record by Aurora, which was established in January 2008.  The second partner in Aurora was Navitus Energy Group, a Texas general partnership that included four members (“Navitus”).

On August 21, 2017, we entered into a transaction agreement (the “Transaction Agreement”) with Armacor Victory Ventures, LLC, a Delaware limited liability company (“AVV”), pursuant to which AVV (i) granted to us a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense to all of AVV’s owned and licensed intellectual property for use in the oilfield services industry, except for a tubular solutions company headquartered in France, and (ii) agreed to contribute to us $5,000,000, in exchange for which we issued 800,000 shares of our newly designated Series B Convertible Preferred Stock, constituting approximately 90% of our issued and outstanding common stock on a fully-diluted basis and after giving effect to the issuance of the shares and other securities being issued as contemplated by the Transaction Agreement. The closing of the Transaction Agreement also occurred on August 21, 2017. AVV contributed a total of $255,000 to the Company but did not make the entire cash contribution. The Liquidmetal - Armacor product line has been widely down-hole tested by several large U.S. based oil and gas companies, many of which are also providing feedback for additional product line development and innovative uses.

On April 10, 2018, we entered into a supplementary agreement with AVV (the “Supplementary Agreement”), pursuant to which, among other things, the Series B Convertible Preferred Stock was canceled and, in lieu thereof, we issued 20,000,000 shares of common stock to AVV. The Supplementary Agreement contains certain covenants by AVV, including a covenant that AVV will use its best efforts to help facilitate approval of a proposed $5 million private placement of our common stock at a price per share of $0.75, which will include 50% warrant coverage at an exercise price of $0.75 per share (the “Proposed Private Placement”) and invest a minimum of $500,000 in the Proposed Private Placement.

On August 21, 2017, we also entered into a divestiture agreement with Navitus, and on September 14, 2017, we entered into Amendment No. 1 to the divestiture agreement (the “Divestiture Agreement”). Pursuant to the Divestiture Agreement, we agreed to divest and transfer our 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest, in consideration for a release from Navitus of all of our obligations under the second amended partnership agreement, dated October 1, 2011, between us and Navitus, including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity. We also agreed to (i) issue 4,382,872 shares of our common stock to Navitus and (ii) pay off or otherwise satisfy all indebtedness and other material liabilities of Aurora at or prior to closing of the Divestiture Agreement. Closing of the Divestiture Agreement was completed on December 13, 2017.

Following the Transaction Agreement and the divestiture of our interests in Aurora, we have begun our transition into a technology driven oilfield services company offering patented oil and gas technology drilling products designed to improve oil and gas well drilling outcomes. Our products can help achieve this goal by reducing drilling torque, friction, wear resistance, corrosion and other issues that occur during drilling and completion. Our core products will be developed around amorphous alloy technology originally invented by NASA. Amorphous alloys are mechanically stronger and less susceptible to corrosion and wear, because they do not have naturally occurring weak regions or break points of crystalline atomic structure. Metals lacking a crystalline structure possess superior corrosion resistance, hardness, strength and a lower friction coefficient.

We will initially embark on a U.S. oilfield services company acquisition initiative, aimed at companies which are already using one or more of the Armacor® brand of Liquidmetal® Coatings Products and/or which are recognized as a high-quality services provider to strategic customers in the major North American oil and gas basins. When completed, we expect that each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our amorphous alloy technology products. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration, future product development and planning.

We believe that a well-capitalized technology-enabled oilfield services business, with ownership of a worldwide, perpetual, royalty free, fully paid up and exclusive license and rights to all future Liquidmetal® Coatings oil and gas product innovations, will provide the basis for more accessible financing to grow the company and execute our oilfield services company acquisitions strategy. This patent protected intellectual property helps create a meaningfully differentiated oilfield services business, with little effective competition. The combination of friction reduction, torque reduction, reduced corrosion, wear and better data collection from the deployment of our ruggedized RFID enclosures, only represent our initial product line. We anticipate new innovative products will come to market as we collaborate with drillers to solve their other down-hole needs.

Going Concern

The accompanying financial statements have been prepared as if we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we have incurred losses of $436,810 and $664,177 during the three months ended March 31, 2018 and 2017, respectively.

The cash proceeds from loans from affiliates and new contributions to the Aurora partnership by Navitus have allowed us to continue operations. We anticipate that operating losses will continue in the near term until we begin to operate as a technology focused oilfield services company.

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

We have incurred director, employee, and vendor stock based compensation, all non-cash in nature, as part of our key employee acquisition and retention plan. As we grow, we need to add new talent and incentivize our current key employees to stay with the Company. The Victory Energy Corporation 2017 Equity Incentive Plan, approved by our shareholders in November 2017, was a key element of the platform to fulfill this need. Among other things, the Company incurred SEC related legal expenses as part of this plan and shareholder vote. Stock grants and multi-year stock option award based compensation is now a fundamental part of the Company’s key-employee retention plan.

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

Results of Operations

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 were as follows:

	(Unaudited)
	Three Months Ended March 31,			Percentage
	2018	2017	Change	Change
Operating Expenses:
General and administrative	$427,387	$603,263	$(175,876)	(29)%
Depreciation and amortization	193	1,616	(1,423)	(88)%
Total operating expenses	427,580	604,879	(177,299)	(29)%
Loss from operations	(427,580)	(604,879)	177,299	(29)%
Other Income (Expense):
Interest expense	(58,316)	(89,358)	(31,042)	(35)%
Total other income (expense)	(58,316)	(89,358)	(31,042)	(35)%
Loss before Tax Benefit	(485,896)	(694,237)	208,341	(30)%
Tax benefit	—	—	—	—%
Loss from continuing operations	(485,896)	(694,237)	208,341	(30)%
Income from discontinued operations	49,086	30,060	19,026	63%
Loss applicable to common stockholders	$(436,810)	$(664,177)	$227,367	(34)%

General and administrative: General and administrative expenses decreased $175,876 or 29% to $427,387 for the three months ended March 31, 2018 from $603,263 for the three months ended March 31, 2017. The decrease is primarily due to lower stock based compensation and consulting expense.

Depreciation and amortization: Depreciation and amortization decreased $1,423 or 88% to $193 for the three months ended March 31, 2018 from $1,616 for the three months ended March 31, 2017. The decrease is due to the fact that the majority of our fixed assets are now fully depreciated.

Interest expense: Interest expense decreased $31,042 or 35% to $58,316 for the three months ended March 31, 2018 from $89,358 for the three months ended March 31, 2017. Interest expense was lower during the three months ended March 31, 2018 due to the lower overall carrying value of interest bearing debt.

Tax benefit: There is no tax benefit recorded for either the three months ended March 31, 2018 or 2017 due to the net operating losses, which we refer to as NOL, of both periods. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Loss from continuing operations: Loss from continuing operations decreased $208,341 or 30% to $485,896 for the three months ended March 31, 2018 from a loss of $694,237 for the three months ended March 31, 2017. The decrease is primarily due to lower general and administrative costs and interest expense.

Income from discontinued operations: Income from discontinued operations increased $19,026 or 63% to $49,086 for the three months ended March 31, 2018 from $30,060 for the three months ended March 31, 2017. The income from discontinued operations in both periods is due to the divestiture of our 50% interest in the Aurora partnership.

Liquidity and Capital Resources

At March 31, 2018, the Company had a working capital deficit of $2,167,222 compared to a working capital deficit of $1,734,334 at December 31, 2017. Current liabilities increased to $2,293,013 at March 31, 2018 from $1,870,934 at December 31, 2017. The increase is primarily due to additional amounts loaned by an affiliate.

The following table provides detailed information about out net cash flow:

Cash Flow

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(449,788)	$(816,977)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	445,729	781,000
Net decrease in cash and cash equivalents	(4,059)	(35,977)
Cash and cash equivalents at beginning of period	24,383	56,456
Cash and cash equivalent at end of period	$20,324	$20,479

Net cash used in operating activities for the three months ended March 31, 2018 was $449,788 mainly due to the net loss of $436,810. This compares to cash used in operating activities for the three months ended March 31, 2017 of $816,977 after the net loss of $664,177 was decreased by approximately $242,000 in in non-cash charges and increased by approximately $395,000 in changes to other operating assets and liabilities.

Net cash provided by investing activities was $0 for the three months ended March 31, 2018 and 2017.

Net cash provided by financing activities for the three months ended March 31, 2018 was $445,729 primarily relates to proceeds from note payable- affiliate. This compares to net cash provided by financing activities for the three months ended March 31, 2017 of $781,000 which included $660,000 of contributions from Navitus and debt financing proceeds-affiliate of $320,000 which were partially offset by $199,000 of principal payments on debt financing.

Cash proceeds from loans from affiliates and new contributions to the Aurora partnership by Navitus have allowed the Company to continue operations and enter into a Transaction Agreement, sublicense agreement and other related agreements that will allow the Company to transition its business into a technology focused oilfield services company. Management anticipates that operating losses will continue in the near term until the Company begins to operate as a technology focused oilfield services company.

Recent Transactions

On February 1, 2017, we entered into a securities purchase agreement with Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”), pursuant to which VPEG agreed to purchase a unit comprised of (i) $320,000 principal amount of 12% unsecured six-month promissory note with a maturity date of the earlier of six months from the date of the note or the date we consummate a material business combination transaction, and (ii) a common stock purchase warrant to purchase 136,928 shares of our common stock at an exercise price of $3.51 per share. On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release with VPEG, pursuant to which all of our obligations to VPEG to repay indebtedness for borrowed money (other than the note described below), which totaled approximately $873,409.64, including all accrued, but unpaid, interest thereon, was converted into 110,000.472149068 shares of our newly designated Series C Preferred

Stock. Some of our obligations to VPEG arose pursuant to this securities purchase agreement. Pursuant to the settlement agreement, the twelve percent (12%) unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 574,612 shares of our common stock.

On August 21, 2017, in connection with the Transaction Agreement, we entered into a loan agreement with VPEG, pursuant to which VPEG loaned $500,000 to us. Such loan was evidenced by a secured convertible original issue discount promissory note issued by us to VPEG on August 21, 2017. The note reflected an original issue discount of $50,000 such that the principal amount of the note was $550,000, notwithstanding the fact that the loan was in the amount of $500,000. The note did not bear any interest in addition to the original issue discount, was to mature on September 1, 2017, and was secured by a security interest in all of our assets. On October 11, 2017, we and VPEG entered into an amendment to the loan agreement and note, pursuant to which the parties agreed to (i) increase the loan amount to $565,000, (ii) increase the principal amount of the note to $621,500, reflecting an original issue discount of $56,500 and (iii) extend the maturity date to November 30, 2017. On January 17, 2018, we and VPEG entered into a second amendment to the loan agreement and note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the note; (ii) that VPEG will have the option but not the obligation to loan us additional amounts under the note on the same terms upon the written request from us; and (iii) that, in the event that VPEG exercises its option to convert the note into shares of our common stock at any time after the maturity date and prior to payment in full of the principal amount of the note, we shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share, and containing a cashless exercise feature and such other provisions as mutually agreed to by us and VPEG. This loan provided short-term financing required for operating and transaction expenses.

On April 10, 2018, we and VPEG entered into a settlement agreement and mutual release, pursuant to which (i) VPEG agreed to release and discharge the Company from its obligations under the loan agreement and note, (ii) the loan agreement and note were terminated, and (iii) the parties agreed to enter into a new debt arrangement (described below) to satisfy our working capital needs. Pursuant to the settlement agreement and mutual release, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the loan agreement and note, we issued to VPEG (i) 1,880,267 shares of our common stock and (ii) a five-year warrant to purchase 1,880,267 shares of common stock at an exercise price of $0.75 per share and containing a customary cashless exercise provision. If the actual price per share in the Proposed Private Placement is less than $0.75, then the number of shares will be adjusted upward proportionately, and the exercise price of the warrants will be reduced, accordingly.

On April 10, 2018, in connection with the settlement agreement and mutual release, we entered into a loan agreement with VPEG, pursuant to which VPEG may, in its sole discretion and upon written request from us, loan to us up to $2,000,000 upon the terms set forth therein. Any loan made pursuant to the loan agreement will be evidenced by a secured convertible original issue discount promissory note, which will reflect a 10% original issue discount and will not bear any interest in addition to the original issue discount. The note will be secured by a security interest in all of our assets and contain standard events of default. Upon the occurrence of an event of default, interest upon the unpaid principal amount shall begin to accrue at a rate equal to the lesser of (i) eight percent (8%) per annum or (ii) the maximum interest rate allowed from time to time under applicable law, and shall continue at such default interest rate until the event of default is cured or full payment is made of the unpaid principal amount. Under the terms of the note, VPEG will have the right, exercisable at any time from and after the maturity date and prior to payment in full of the principal amount, to convert all or any portion of the principal amount then outstanding, plus all accrued but unpaid interest at the default interest rate, into shares of common stock at a conversion price equal to $0.75 per share or, such lower price as shares of common stock are sold in the Proposed Private Placement. If VPEG exercises its right to convert the note into common stock, we will issue to VPEG on the date of such conversion a warrant to purchase a number of shares of common stock equal to the number of shares issuable upon such conversion of the note, the terms of which shall be mutually agreeable to the parties; provided that the warrant shall have a five (5) year term and the exercise price shall be $0.75 per share (or such lower exercise price per share of common Stock as may be afforded to investors in the Proposed Private Placement) with the ability of VPEG to exercise the warrant on a cashless basis.

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

Summary of Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Cash and Cash Equivalents:

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at March 31, 2018 and December 31, 2017.

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of three to seven years.

Intangible Assets:

Our intangible assets are comprised of contract-based and marketing-related intangible assets. Our contract-based intangible assets include a sublicense agreement and a trademark license. The contract-based intangible assets have useful lives of 11.1 years to 15 years. As of March 31, 2018 the Company has not begun to use the economic benefits of the sublicense agreement and the trademark license and, accordingly, they were not amortized. The Company will begin to amortize the contract-based intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. Our marketing related intangible assets include three non-compete agreements all of which have useful lives of 15 years. As of March 31, 2018 the Company has not begun to use the economic benefits of the non-compete agreements and, accordingly, they were not amortized. The Company will begin to amortize the marketing-related intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. The remaining useful lives of intangible assets will be evaluated each reporting period. Intangible assets will be tested for impairment at least annually and upon a triggering event. The following table shows intangible assets and related accumulated amortization as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Sublicense agreement	$11,330,000	$11,330,000
Trademark license	6,030,000	6,030,000
Non-compete agreements	270,000	270,000
Accumulated amortization	0	0
Intangible assets, net	$17,630,000	$17,630,000

Fair Value:

At March 31, 2018 and 2017, the carrying value of our financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

Unamortized Discount:

Unamortized discount consists of value attributed to free standing equity instruments issued to the holders of affiliate note payable (see Note 5) and are amortized over the life of the related loans using a method consistent with the interest method. There was no amortization of debt discount for the three months ended March 31, 2018. Amortization of debt discount totaled $40,296 for the three months ended March 31, 2017 and is included in interest expense in the statements of operations. The following table shows the discount and related accumulated amortization as of three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Original issuance discount	$—	$160,000
Accumulated amortization	—	(40,296)
Unamortized discount, net	$—	$119,704

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

The Company recognized stock-based compensation expense from stock awards, warrants, and stock options granted to directors, officers, employees and third parties of $25,000 and $170,697 for the three months ended March 31, 2018 and 2017, respectively.

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

Recently Adopted Accounting Standards

On May 17, 2017, FASB issued Accounting Standards Update ("ASU") 2017-09, Scope of Modification Accounting (clarifies Topic 718) Compensation - Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification; the ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2018. The Company expects the adoption of this ASU will only impact financial statements if and when there is a modification to share-based award agreements.

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

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the financial statements. However, the Company currently has no revenue from contracts with customers.

Item 3. Qualitative and Quantitative Discussions about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we are still in the process of remediating as of March 31, 2018, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for the description of these weaknesses.
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
During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, our management identified the following material weaknesses:

•
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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal 2018, we continued to implement these remedial procedures. In order to cure the foregoing material weakness, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.
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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first quarter of fiscal year 2018 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first quarter of fiscal year 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.
During the three month period ended March 31, 2018, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)
3.2	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)
3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)
4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)
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

31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ++	XBRL Instance Document
101.SCH ++	XBRL Taxonomy Extension Schema Document
101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

_____________
*Filed herewith.

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

VICTORY ENERGY CORPORATION

Date:	May 15, 2018	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Chief Financial Officer