Form 10-Q
period 2018-06-30
VICTORY OILFIELD TECH, INC.
filed 2018-08-14
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 002-76219-NY

VICTORY OILFIELD TECH, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	87-0564472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Bee Caves Road Suite 608, Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

(512)-347-7300

(Registrant’s telephone number, including area code)

Victory Energy Corporation

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2018, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding

1

VICTORY OILFIELD TECH, INC.

QUARTERLY REPORT ON

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2018

INTRODUCTORY NOTE

Use of Terms

In this report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” and the "Company” refer to Victory Oilfield Tech, Inc., a Nevada corporation.

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

Stock Split

On December 19, 2017, we completed a 1-for-38 reverse stock split of our outstanding common stock. As a result of this stock split, our issued and outstanding common stock decreased from 197,769,460 to 5,206,150 shares. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of this stock split. As of August 10, 2018 there were 28,037,713 shares of common stock outstanding.

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

VICTORY OILFIELD TECH, INC.

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$33,521	$24,383
Prepaid expenses	91,231	112,217
Total current assets	124,752	136,600
Fixed Assets
Furniture and equipment	43,622	43,622
Accumulated depreciation	(43,445)	(43,133)
Total furniture and equipment, net	177	489
Intangible assets	17,630,000	17,630,000
Deposits	1,750	1,750
Total Assets	$17,756,679	$17,768,839
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$493,403	$590,870
Accrued liabilities	413,586	374,281
Liability for unauthorized preferred stock issued	9,283	9,283
Note payable (net of debt discount) - affiliate	572,000	896,500
Total current liabilities	1,488,272	1,870,934
Total Liabilities	1,488,272	1,870,934
Stockholders Equity
Preferred Series B stock, $0.001 par value, 0 shares authorized and 0 shares issued and outstanding at June 30, 2018; 800,000 shares authorized and 800,000 shares issued and outstanding at December 31, 2017	—	800
Preferred Series C stock, $0.001 par value, 0 shares authorized and 0 shares issued and outstanding at June 30, 2018; 810,000 shares authorized and 180,000 shares issued and outstanding at December 31, 2017	—	180
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 18,333 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	8	18
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,026,713 shares and 5,206,174 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	28,027	5,206
Receivable for stock subscription	(245,000)	(4,800,000)
Additional paid-in capital	95,582,545	87,552,737
Accumulated deficit	(79,097,173)	(66,861,036)
Total stockholders' equity	16,268,407	15,897,905
Total Liabilities and Stockholders' Equity	$17,756,679	$17,768,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating Expenses
General and administrative	$11,771,825	$513,826	$12,199,212	$1,071,319
Depreciation and amortization	119	7,702	312	9,318
Total operating expenses	11,771,944	521,528	12,199,524	1,080,637
Loss from operations	(11,771,944)	(521,528)	(12,199,524)	(1,080,637)
Other Income (Expense)
Interest expense	(63,744)	(98,633)	(122,060)	(187,991)
Total other income (expense)	(63,744)	(98,633)	(122,060)	(187,991)
Loss from before tax benefit	(11,835,688)	(620,161)	(12,321,584)	(1,268,628)
Tax benefit	—	—	—	—
Loss from continuing operations	(11,835,688)	(620,161)	(12,321,584)	(1,268,628)
Income (loss) from discontinued operations	36,361	5,988	85,447	(9,721)
Loss applicable to common stockholders	$(11,799,327)	$(614,173)	$(12,236,137)	$(1,278,349)

Income (loss) per share applicable to common stockholders
Basic and diluted:
Loss per share from continuing operations	$(0.50)	$(0.75)	$(0.84)	$(1.54)
Income (loss) per share from discontinued operations	0.00	0.01	0.01	(0.01)
Loss per share, basic and diluted	$(0.50)	$(0.74)	$(0.83)	$(1.55)
Weighted average shares, basic and diluted	23,479,779	823,278	14,756,246	823,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,236,137)	$(1,278,349)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of asset retirement obligations	—	1,655
Amortization of deferred financing costs	—	6,237
Amortization of debt discount	—	124,055
Depletion, accretion, depreciation and amortization	312	60,645
Stock based compensation	11,331,602	179,034
Change in operating assets and liabilities
Accounts receivable	—	15,407
Management fee receivable - affiliate	—	(1,899)
Prepaid expenses	20,986	(16,764)
Accounts payable	(97,467)	150,107
Accrued liabilities - related parties	—	(216,357)
Accrued liabilities	39,305	(357,789)
Accrued interest on note payable - affiliate	98,700	15,719
Net cash used in operating activities	(842,699)	(1,318,299)
CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	—	1,305,000
Debt financing proceeds - affiliate	987,000	320,000
Principal payments of debt financing	—	(316,000)
Contributions - affiliate	55,000	—
Redemption of preferred stock	(190,163)	—
Net cash provided by financing activities	851,837	1,309,000
Net change in cash and cash equivalents	9,138	(9,299)
Beginning cash and cash equivalents	24,383	56,456
Ending cash and cash equivalents	$33,521	$47,157

Supplemental cash flow information:
Cash paid for:
Interest	$—	$18,362
Non-cash investing and financing activities:
Accrued interest and amortization of debt discount	$122,061	$163,392
Accrued capital expenditures	$—	$173,568
Revisions to asset retirement obligations	$—	$7,570
Receivable for stock subscription	$(4,555,000)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Victory Oilfield Tech, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Victory Oilfield Tech, Inc. ("Victory" or the "Company") is an Austin, Texas based publicly held company that is in the process of transitioning from an upstream oil and gas exploration and production company, into an oilfield energy-tech products company focused on improving well performance and extending the lifespan of the industry's most sophisticated and expensive equipment.

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

The Company was organized under the laws of the State of Nevada on January 7, 1982. The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. On December 19, 2017 the Company completed a 1-for-38 reverse stock split of the outstanding common stock. All information in this Quarterly Report on Form 10-Q reflects the effect of the reverse stock split. The Company has 28,026,713 shares of common stock outstanding as of June 30, 2018. Our corporate headquarters are located at 3355 Bee Caves Rd. Ste. 608, Austin, Texas.

A summary of significant accounting policies followed in the preparation of the accompanying financial statements is set forth below.

Basis of Presentation and Consolidation:

For the quarter ended June 30, 2017 the financial statements were previously presented on a consolidated basis. Following the Divestiture of Aurora discussed above, which was completed on December 13, 2017, the Company does not have any subsidiaries. All operations are conducted by the Company.

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

Cash and Cash Equivalents:

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at June 30, 2018 and December 31, 2017.

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of 3 to 7 years.

Intangible Assets:

Our intangible assets are comprised of contract-based and marketing-related intangible assets. Our contract-based intangible assets include a sublicense agreement and a trademark license. The contract-based intangible assets have useful lives of 11.1 years to 15 years. As of June 30, 2018, the Company has not begun to use the economic benefits of the sublicense agreement and the trademark license and, accordingly, they were not amortized. The Company will begin to amortize the contract-based intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. Our marketing related intangible assets include three non-compete agreements all of which have useful lives of 15 years. As of June 30, 2018, the Company has not begun to use the economic benefits of the non-compete agreements and, accordingly, they were not amortized. The Company will begin to amortize the marketing-related intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. The remaining useful lives of intangible assets will be evaluated each reporting period. Intangible assets will be tested for impairment at least annually and upon a triggering event. The following table shows intangible assets and related accumulated amortization as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Sublicense agreement	$11,330,000	$11,330,000
Trademark license	6,030,000	6,030,000
Non-compete agreements	270,000	270,000
Accumulated amortization	—	—
Intangible assets, net	$17,630,000	$17,630,000

Fair Value:

At June 30, 2018 and 2017, the carrying value of our financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board ("FASB"), Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

Unamortized Discount:

Unamortized discount consists of value attributed to free standing equity instruments issued to the holders of affiliate note payable (see Note 5) and are amortized over the life of the related loans using a method consistent with the interest method. There was no amortization of debt discount for the six months ended June 30, 2018. Amortization of debt discount totaled $124,055 for the six months ended June 30, 2017 and is included in interest expense in the statements of operations. The following table shows the discount and related accumulated amortization as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Original issuance discount	$—	$210,000
Accumulated amortization	—	(210,000)
Unamortized discount, net	$—	$—

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

The Company recognized stock-based compensation expense from stock awards, warrants, and stock options granted to directors, officers, employees and third parties of $11,331,602 and $8,337 for the three months ended June 30, 2018 and 2017, respectively and $11,331,602 and $179,034 for the six months ended June 30, 2018 and 2017, respectively.

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

Earnings (loss) per Share:

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding at June 30, 2018 and 2017, respectively. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive. Basic and diluted weighted average number of common shares outstanding was 23,479,779 and 823,278 for the three months ended June 30, 2018 and 2017, respectively and 14,756,246and 823,278 for the six months ended June 30, 2018 and 2017, respectively.

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

In January 2016, the FASB issued guidance regarding several broad topics related to the recognition and measurement of financial assets and liabilities. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance on January 1, 2018 and will apply the guidance to applicable transactions going forward.

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

Going Concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, the Company has incurred losses of $11,799,327 and $614,173 during the three months ended June 30, 2018 and 2017, respectively, and net losses of $12,236,137 and $1,278,349 for the six months ended June 30, 2018 and 2017, respectively. Non-cash expenses and allowances were significant during the six months ended June 30, 2018 and 2017, and the net cash used in operating activities, or negative cash flows from operating activities, were $842,699 and $1,318,299, respectively.

The cash proceeds from loans from affiliates and new contributions to the Aurora partnership by Navitus have allowed the Company to continue operations. Management anticipates that operating losses will continue in the near term until the Company begins to operate as a technology focused oilfield services company. For the six months ended June 30, 2018 and 2017, the Company had no significant capital expenditures.

On August 21, 2017, the Company entered into a transaction agreement (the “Transaction Agreement”) with Armacor Victory Ventures, LLC, a Delaware limited liability company (“AVV”), pursuant to which AVV (i) granted to the Company a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense to all of AVV’s owned and licensed intellectual property for use in the Oilfield Services industry, except for a tubular solutions company headquartered in France, and (ii) agreed to contribute to the Company $5,000,000 (the “Cash Contribution”), in exchange for which the Company issued 800,000 shares of its newly designated Series B Convertible Preferred Stock. To date, AVV has contributed a total of $255,000 to the Company.

On April 10, 2018, the Company and AVV entered into a supplementary agreement (the “Supplementary Agreement”), pursuant to which the Series B Convertible Preferred Stock was canceled and, in lieu thereof, the Company issued to AVV 20,000,000 shares (the “AVV Shares”) of its common stock. Under the terms of the Supplementary Agreement, so long as AVV is an affiliate of the Company, it shall not transfer or sell any securities of the Company that it holds, including the AVV Shares, except in accordance with the Company’s insider trading policy and subject to the terms of a lock up agreement. AVV must obtain the prior written consent of the Company (which consent will not be unreasonably withheld or delayed) to any transfer, assignment, sale, loan, short sale, giftover, pledge, encumbrance, hypothecation, exchange or other disposition of the AVV Shares or any other securities of the Company held by AVV other than sales of such AVV Shares or other securities in market transactions through the over-the-counter market or any national securities exchange on which the Company’s common stock then trades that are effected through broker-dealers who receive no more than customary commissions for effecting such sales. The Supplementary Agreement contains certain covenants by AVV, including a covenant that AVV will use its best efforts to help facilitate approval of a proposed $7 million private placement of the Company’s common stock at a price per share of $0.75, which will include 50% warrant coverage at an exercise price of $0.75 per share (the “Proposed Private Placement”). AVV also covenants, among other things, to invest a minimum of $500,000 in the Proposed Private Placement.

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

On April 10, 2018, Victory and VPEG entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which (i) VPEG released and discharged the Company from its obligations under the VPEG Loan Agreement and VPEG Note (the “VPEG Loan Documents”), (ii) the VPEG Loan Documents were terminated, and (iii) the Company and VPEG agreed to enter into a new debt agreement (described below) to satisfy the Company’s working capital needs pending consummation the Proposed Private Placement. Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Loan Documents, the Company issued to VPEG (i) 1,880,267 shares of common stock (the “VPEG Shares”) and (ii) a five year warrant to purchase 1,880,267 shares of common stock at an exercise price of $0.75 per share, which will contain a customary cashless exercise provision. If the actual price per share in the Proposed Private Placement is less than $0.75, the number of VPEG Shares will be adjusted upward proportionately, and the exercise price of the VPEG Warrants will be reduced, accordingly. The fair value of the shares of common stock issued was $5,640,801. The fair value of the warrants to purchase shares of common stock was $5,640,801.

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, in its sole discretion and upon written request from VPEG, loan to VPEG up to $2,000,000 upon the terms set forth therein. Any loan made pursuant to the New Debt Agreement will be evidenced by a secured convertible original issue discount promissory note (the “New Note”). The New Note will reflect a 10% original issue discount and will not bear any interest in addition to the original issue discount. The New Note will be secured by a security interest in all of the Company’s assets. Upon the occurrence of an event of default, interest upon the unpaid principal amount shall begin to accrue at a rate equal to the lesser of (i) eight percent (8%) per annum or (ii) the maximum interest rate allowed from time to time under applicable law, and shall continue at such default interest rate until the event of default is cured or full payment is made of the unpaid principal amount. Under the terms of the New Note, VPEG will have the right, exercisable at any time from and after the maturity date and prior to payment in full of the principal amount, to convert all or any portion of the principal amount then outstanding, plus all accrued but unpaid interest at the default interest rate into shares of common stock at a conversion price equal to $0.75 per share or, such lower price as shares of common stock are sold in the Proposed Private Placement. If VPEG exercises its right to convert the New Note into common stock, the Company will issue to VPEG on the date of such conversion a warrant to purchase a number of shares of common stock equal to the number of shares issuable upon such conversion of the New Note, the terms of which shall be mutually agreeable to the parties; provided that the warrant shall have a five (5) year term and the exercise price shall be $0.75 per share (or such lower exercise price per share of common stock as may be afforded to investors in the Proposed Private Placement) with the ability of VPEG to exercise the warrant on a cashless basis. As of June 30, 2018, the Company has received $520,000 of loan proceeds under the New Debt Agreement.

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

Results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues from discontinued operations	$55,420	$70,680	$141,903	$155,980
Income from discontinued operations before tax benefit	36,361	5,988	85,447	(9,721)
Tax benefit	—	—	—	—
Net income from discontinued operations	36,361	5,988	85,447	(9,721)
Loss on disposal of discontinued operations, net of tax	—	—	—	—
Income from discontinued operations, net of tax	$36,361	$5,988	$85,447	$(9,721)

Note 3 - Acquisitions and Dispositions

The Company and Louise H. Rogers agreed, among other things, (i) to terminate the contingent promissory note in the principal amount of $250,000 payable to Rogers that was issued by the Company in connection with the entry by Lucas Energy Inc. and the Company into the Pre-Merger Collaboration Agreement with Lucas Energy Inc., Navitus and AEP Assets, LLC, a wholly-owned subsidiary of Aurora, (ii) that the Company would pay Rogers, on or before July 15, 2015, $258,125, and (iii) that Rogers’ legal counsel will hold the assignment of the Additional Penn Virginia Property and the Settlement Shares in escrow until such time as the payment of $258,125 is made by the Company to Rogers. Failure of the Company to make the payment of $258,125 on or before July 15, 2015, would result in the Company being in default under the Rogers Settlement Agreement and default interest on the amount due would begin to accrue at a per diem rate of $129.0625. Additionally, the Company acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees. The Company has not made any payments to Rogers pursuant to the Rogers Settlement Agreement and as a result the additional Penn Virginia Property was returned to Lucas in September 2015. The full amount due under the Roger’s obligation including accrued interest at June 30, 2018 totals $397,642 and is included in accrued liabilities on the balance sheets.

Note 4 – Revolving Credit Agreement

On February 20, 2014, Aurora, as borrower, entered a credit agreement (the "Credit Agreement") with Texas Capital Bank (“the Lender”). Guarantors on the Credit Agreement are the Company and Navitus, the two partners of Aurora. Pursuant to the Credit Agreement, the Lender agreed to extend credit to Aurora in the form of (a) one or more revolving credit loans (each such loan, a “Loan”) and (b) the issuance of standby letters of credit, of up to an aggregate principal amount at any one time not to exceed the lesser of (i) $25,000,000 or (ii) the borrowing base in effect from time to time. The initial borrowing base on February 20, 2014 was set at $1,450,000. The borrowing base is determined by the Lender, in its sole discretion, based on customary lending practices, review of the oil and natural gas properties included in the borrowing base, financial review of Aurora, the Company and Navitus and such other factors as may be deemed relevant by the Lender. The borrowing base is re-determined (i) on or about June 30 of each year based on the previous December 31 reserve report prepared by an independent reserve engineer, and (ii) on or about August 31 of each year based on the previous June 30 reserve report prepared by Aurora’s internal reserve engineers or an independent reserve engineer and certified by an officer of Aurora. The Credit Agreement was to mature on February 20, 2017. Amounts borrowed under the Credit Agreement bear interest at rates equal to the lesser of (i) the maximum rate of interest which may be charged or received by the Lender in accordance with applicable Texas law and (ii) the interest rate per annum publicly announced from time to time by the Lender as the prime rate in effect at its principal office plus the applicable margin. The applicable margin was, (i) with respect to Loans, one percent (1.00%) per annum, (ii) with respect to letter of credit fees, two percent (2.00%) per annum and (iii) with respect to commitment fees, one-half of one percent (0.50%) per annum. Loans made under the Credit Agreement were secured by (i) a first priority lien in the oil and gas properties of Aurora, the Company and Navitus, and (ii) a first priority security interest in substantially all of the assets of Aurora and its subsidiaries, if any, as well as in 100% of the partnership interests in Aurora held by the Company and Navitus. Loans made under the Credit Agreement to Aurora were fully guaranteed by the Company and Navitus.

On May 13, 2015, Aurora informed the Lender it would not make a required $300,000 payment but was submitting the newly acquired five Eagle Ford wells as additional collateral to be considered and its willingness to execute mortgages regarding the properties to meet the deficiency.

On August 21, 2015, the Company executed a forbearance agreement whereby the Lender would forbear all existing events of default which includes all payments under the previously mentioned deficiency payments not yet paid under the April 13, 2015 redetermination date notification, as well as the late interest payments for June, July and August 2015, violations of Aurora financial covenants for the three months ended March 31, 2015, and June 30, 2015, and default notice for the late filing of March 31, 2015 financial reports. On August 26, 2015, the Company paid the Lender $76,081 to cover a portion of the deficiency payment, as well as a forbearance document fee and Lender's legal expenses, as required by the forbearance agreement, and the aforementioned forbearance agreement went into effect for the $260,000 remaining borrowing base deficiency payment. On August 31, 2015, the forbearance agreement terminated pursuant to its terms. The Company made a $50,000 principal payment to the Lender on October 14, 2015 as part of that plan.

On December 5, 2016, the Company entered into a new forbearance agreement to the Credit Agreement. Pursuant to the forbearance agreement, the Lender has agreed to forbear from exercising any of its rights and remedies under the Credit Agreement until February 20, 2017 with respect to the historical events of default.

The forbearance period was amended and extended on March 2, 2017 and will end on the first to occur of the following: (i) the expiration of the amended forbearance period on August 20, 2017, (ii) a breach by Aurora or any guarantor of any of the conditions, covenants, representations and/or warranties set forth in the forbearance agreement, (iii) the occurrence of any new event of default under the Credit Agreement, (iv) the occurrence or threat of the occurrence of any enforcement action against Aurora or any guarantor by any of their creditors which, in Lender’s reasonable judgment, would materially interfere with the operation of Aurora’s or the guarantor’s business or the Lender’s ability to collect on the obligations due under the Credit Agreement, (v) the institution of any bankruptcy proceeding relating to Aurora or any guarantor, or (vi) the initiation by Aurora or any guarantor of any judicial, administrative or arbitration proceedings against the Lender. The Lender’s agreement to forbear from exercising its rights and remedies as a result of the existing events of default is subject to and conditioned upon the following: (i) the payment by Aurora to the Lender of at least $20,000 on or before the last business day of each calendar week occurring hereafter and (ii) the delivery by Aurora of such other documents, instruments and certificates as reasonably requested by Lender. This loan was repaid in full on August 22, 2017. The balance owed on the Credit Agreement was $0 and $254,500 as of June 30, 2018 and 2017, respectively.

Amortization of debt financing costs on this debt was $0 and $6,237 for the six months ended June 30, 2018 and 2017, respectively. Interest expense related to the Credit Agreement was $0 and $18,308 for the six months ended June 30, 2018 and 2017, respectively.

Note 5 – Related Party Transactions

David McCall, former general counsel and former director, is a partner in The McCall Firm (“McCall”). Fees related to his services are attributable to litigation involving the Company’s oil and natural gas operations in Texas. On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release (the “McCall Settlement Agreement”) with McCall, pursuant to which all obligations of the Company to McCall to repay indebtedness for borrowed money, which totaled $380,323, including all accrued, but unpaid, interest thereon, was converted into 20,000 shares of the Company’s newly designated Series D Preferred Stock. During the six months ended June 30, 2018, the Company redeemed 10,000 shares of Series D Preferred Stock.

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Navitus Settlement Agreement”) with Dr. Ronald Zamber, a director of the Company, and Mr. Greg Johnson, an affiliate of Navitus, pursuant to which all obligations of the Company to Dr. Zamber and Mr. Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, was converted into 65,591.4971298402 shares of Series C Preferred Stock, 46,699.9368965913 shares of which were issued to Dr. Zamber and 18,891.5602332489 shares of which were issued to Mr. Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of common stock, with 243,948 shares issued to Dr. Zamber and 98,685 shares issued to Mr. Johnson.

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Insider Settlement Agreement”) with Dr. Ronald Zamber and Mrs. Kim Rubin Hill, the wife of Kenneth Hill, the Company’s Chief Executive Officer, pursuant to which all obligations of the Company to Dr. Zamber and Mrs. Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, was converted into 4,408.03072109140 shares of Series C Preferred Stock, 1,889.1560233249000 shares of which were issued to Dr. Zamber and 2,518.8746977665000 shares of which were issued to Mrs. Hill. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 23,027 shares of common stock, with 9,869 shares issued to Dr. Zamber and 13,158 shares issued to Mrs. Hill.

On February 3, 2017, the Company completed a private placement, pursuant to which VPEG purchased a unit comprised of $320,000 principal amount of a 12% unsecured six month promissory note and a common stock purchase warrant to purchase 136,928 shares of common stock at an exercise price of $3.5074 per share. Visionary PE GP I, LLC is the general partner of VPEG and Dr. Zamber is the Managing Director Visionary PE GP I, LLC.

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “VPEG Settlement Agreement”) with VPEG, pursuant to which all obligations of the Company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,409.64, was converted into 110,000.472149068 shares of Series C Preferred Stock. Pursuant to the VPEG Settlement Agreement, the 12% unsecured six month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 574,612 shares of common stock.

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into the VPEG Loan Documents with VPEG. See the Going Concern section under Note 1 for a description of the VPG Loan Documents.

On April 10, 2018, Victory and VPEG entered into the settlement agreement. See the Going Concern section under Note 1 for a description of the Settlement Agreement.

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into the New Debt Agreement. See the Going Concern section under Note 1 for a description of the Settlement. As of June 30, 2018 the balance of the loan was $572,000 and is recorded in "Note payable (net of debt discount) - affiliate".

On April 10, 2018, the Company and AVV entered into the Supplementary Agreement. See the Going Concern section under Note 1 for a description of the Supplementary Agreement. At the time that the Company entered into the Supplementary Agreement, Ricardo A. Salas, the President of AVV, was also a director of the Company.

During the six months ended June 30, 2018, the Company paid $60,000 in consulting fees to Kevin DeLeon, a director of the Company.

Note 6 – Stockholders Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of June 30, 2018, the Company has designated 200,000 shares of its preferred stock as Series A Preferred Stock and 20,000 shares as Series D Preferred Stock. As of June 30, 2018, no shares of Series A Preferred Stock and 8,333 shares of Series D Preferred Stock are issued and outstanding.

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

On August 21, 2017, the Company designated 800,000 shares as Series B Preferred Stock and issued 800,000 shares. On April 10, 2018, all shares of Series B Preferred Stock were canceled. On April 23, 2018, the Company filed a Certificate of Withdrawal with the Nevada Secretary of State to withdraw the designation of the Series B Preferred Stock and return such shares to undesignated preferred stock of the Company.

Common Stock

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock, and has 28,026,713 shares of common stock outstanding as of June 30, 2018.

2014 Long-Term Incentive Plan

In 2014, the Board of Directors and stockholders of the Company approved the 2014 Long Term Incentive Plan for the employees, directors and consultants of the Company and its affiliates. As of June 30, 2018, 3,367,500 shares of unrestricted common stock and 595,000 options were issued under the 2014 Long Term Incentive Plan. As of June 30, 2018, no shares remain available under the 2014 Long Term Incentive Plan.

2017 Equity Incentive Plan

On September 14, 2017, the Board of Directors of the Company approved the Victory Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was adopted by the Company’s stockholders on November 20, 2017. The 2017 Plan provides for awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, and performance compensation awards to officers, employees, consultants, and directors of the Company and its subsidiaries. The plan is administered by the compensation committee. The maximum number of shares of common stock that may be delivered to participants under the 2017 Plan is 15,000,000 shares. Shares subject to an award under the 2017 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2017 Plan. The maximum number of shares that may be covered by awards to any single individual in any year is 250,000 shares and the maximum cash payment that can be made to any individual for any single or combined performance goals for any performance period is $250,000. As of June 30, 2018, no shares of unrestricted common stock and no options had been issued under the 2017 Plan.

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

During the three and six months ended June 30, 2018 and 2017, the Company did not grant stock awards to directors, officers, or employees.

Note 7 - Commitments and Contingencies

Leases

Rent expense for six months ended June 30, 2018 and 2017 was $15,000 and $15,000, respectively. The Company's office space is leased on a month-to-month basis, and therefore future annual minimum payments under non-cancellable operating leases are $0 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Litigation

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

There was no further activity related to this case during the three and six months ended June 30, 2018.

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

A Settlement and Forbearance Agreement was entered into on March 22, 2016 between the parties wherein no further post-judgment discovery or collection efforts will be made by Oz, for $140,000 net of a $14,000 payment received by the Oz receiver (see next following Cause No. C-1-CV-16-001610), with monthly payments of $7,500 commencing April 15, 2016. The remaining balance was fully paid off during 2017, therefore there is no liability as of June 30, 2018.

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

Note 8 - Subsequent Events

Pro-Tech Acquisition

On July 31, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Pro-Tech Hardbanding Services, Inc., an Oklahoma corporation (“Pro-Tech”), and Stewart Matheson (the “Seller”), pursuant to which the Company purchased from the Seller 100% of Pro-Tech’s issued and outstanding common stock (the “Acquired Shares”). The closing of the Acquisition also occurred on July 31, 2018.

The aggregate purchase price for the Acquired Shares was $1,600,000 paid as follows: (i) $150,000 that was previously deposited into an escrow account was released to the Seller (the “Deposit”); (ii) $350,000 in cash (the “Cash Portion”); (iii) the modification of the named beneficiary of two life insurance policies for which the Seller is the named insured (the “Policies”), the aggregate value of which is approximately $118,000 as of the closing date, from Pro-Tech to a beneficiary other than Pro-Tech to be determined by the Seller; (iv) 11,000 shares of the Company’s common stock; (v) on the 60th day following the closing date, $300,000 in cash, to the extent that such amount of accounts receivable exist as of the closing date (the “Closing Receivables Payment”); and (vi) $700,000 in cash paid by the Company to the Seller over a period of two years following the closing in equal quarterly installments of $87,500 each, with the first such installment payable on October 31, 2018 and the last such installment payable on July 31, 2020 (the “Deferred Portion”), provided that upon a change of control of the Company, the Deferred Portion shall become immediately due and payable.

The Purchase Agreement contains customary representations, warranties and covenants, and includes a covenant that the Seller will not compete with the business of Pro-Tech for a period of five (5) years following the closing. The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement. The Seller’s indemnification obligations are limited to the sum of (i) the cash value of the Policies and (ii) to the extent actually paid to the Seller, the Deposit, the Cash Portion, the Closing Receivables Payment and the Deferred Portion.

Pursuant to the terms of the Purchase Agreement, on July 31, 2018, the Company also entered into a pledge and security agreement with Pro-Tech and the Seller (the “Security Agreement”), which grants to the Seller a first priority security interest in the assets of Pro-Tech (the “Collateral”) and the Acquired Shares, to secure the Company’s obligation to pay to the Seller the Closing Receivables Payment and the Deferred Portion. The Security Agreement contains customary representations, warranties and covenants. Any uncured default in the payment of the Closing Receivables Payment and the Deferred Portion in accordance with the terms of the Security Agreement constitutes an event of default under the Security Agreement, the occurrence and continuation of which provides the Seller with certain rights and remedies, including the right to: (i) make such payments and do such acts as the Seller reasonably considers necessary to protect his security interest in the Collateral; (ii) ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale and sell the Collateral; and (iii) sell the Acquired Shares or the Collateral.

Kodak Loan

On July 31, 2018, the Company entered into a loan agreement (the “Kodak Loan Agreement”) with Kodak Brothers Real Estate Cash Flow Fund, LLC, a Texas limited liability company (“Kodak”), pursuant to which the Company borrowed from Kodak $375,000 (the “Kodak Loan”) to fund payment for the acquisition of Pro-Tech. The Kodak Loan is evidenced by a secured convertible promissory note, dated July 31, 2018 (the “Kodak Note”), in the principal amount of $375,000, which shall accrue interest at an annual rate of 10% and has a maturity date of March 31, 2019. Provided that the Company is not in default under the Kodak Note or the Kodak Loan Agreement, it may extend the maturity date to June 30, 2019 so long as the Company pays to Kodak a $9,375 extension fee. Under the Kodak Loan Agreement, the Company issued to an affiliate of Kodak a five year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share, which includes a cashless exercise provision.

The terms of the Kodak Note provide that the Company will pre-pay (i), upon the closing of the Pro-Tech acquisition, the interest due for the period from the closing date through December 31, 2018 in the amount of $15,625; (ii) on or before January 10, 2019, the interest due for the period from January 1, 2019 through March 31, 2019 in the amount of $9,375; and (iii) in the event the Company extends the maturity date, on or before April 10, 2019, the interest due for the period from April 1, 2019 through June 30, 2019 in the amount of $9,375.

Pursuant to the terms of the Kodak Note, at any time from and after the maturity date and prior to payment in full of the principal amount, Kodak may convert all or any portion of the outstanding principal amount plus all accrued but unpaid interest, into shares of the Company’s common stock at a conversion price of $0.75 per share or such lower price as shares of the Company’s common stock are sold to investors in the current, ongoing $7 million private placement, subject to certain adjustments. If Kodak elects to convert the Kodak Note into shares of common stock, the Company will issue to Kodak a five year warrant to purchase the number of shares of common stock issuable upon conversion of the Kodak Note, at an exercise of $0.75 per share, including a cashless exercise provision, and upon such other terms as are mutually agreeable to the parties.

The Kodak Note contains customary events of default, the occurrence of which will cause the interest rate on the unpaid principal to increase to the lesser of: (i) 12% per annum; or (ii) the maximum interest rate permitted under applicable law.

On July 31, 2018, in connection with the Kodak Loan Agreement, Pro-Tech and Kodak entered into a guaranty and security agreement (the “Guaranty Agreement”), pursuant to which the Kodak Note is guaranteed by Pro-Tech and is secured by (i) a first priority interest in all of the assets of the Company, excluding the Acquired Shares and the Collateral, such first priority interest being pari passu with a prior security interest granted by the Company to VPEG under the New Debt Agreement; and (ii) a second priority interest in the Acquired Shares and the Collateral, such security interest being subordinated to the first priority lien on the Acquired Shares and the Collateral granted to the Seller under the Security Agreement.

On July 31, 2018, in connection with the Kodak Loan, the Company entered in an intercreditor agreement with Pro-Tech, Kodak, VPEG and the Seller (the “Intercreditor Agreement”), pursuant to which (i) VPEG agreed that, notwithstanding its automatic security interest in all the assets of the Company, including after-acquired assets, granted under the New Debt Agreement, it will relinquish any claim it may have to a security interest in the Acquired Shares and the Collateral; (ii) VPEG agreed that Kodak’s security interest in the assets of the Company, excluding the Acquired Shares and the Collateral, is pari passu with VPEG’s security interest in such assets of the Company; and (iii) Kodak’s security interest in the Acquired Shares and the Collateral is subordinated to the Seller’s security interest in the Acquired Shares and the Collateral.

Loans under New Debt Agreement

Subsequent to June 30, 2018, the Company has received loan proceeds of $145,000 from VPEG under the New Debt Agreement.

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

On April 10, 2018, we entered into a supplementary agreement with AVV (the “Supplementary Agreement”), pursuant to which, among other things, the Series B Convertible Preferred Stock was canceled and, in lieu thereof, we issued 20,000,000 shares of common stock to AVV. The Supplementary Agreement contains certain covenants by AVV, including a covenant that AVV will use its best efforts to help facilitate approval of a proposed $7 million private placement of our common stock at a price per share of $0.75, which will include 50% warrant coverage at an exercise price of $0.75 per share (the “Proposed Private Placement”) and invest a minimum of $500,000 in the Proposed Private Placement.

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

Recent Developments

Pro-Tech Acquisition

On July 31, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Pro-Tech Hardbanding Services, Inc., an Oklahoma corporation (“Pro-Tech”), and Stewart Matheson (the “Seller”), pursuant to which the Company purchased from the Seller 100% of Pro-Tech’s issued and outstanding common stock (the “Acquired Shares”).  The closing of the Acquisition also occurred on July 31, 2018.

The aggregate purchase price for the Acquired Shares was $1,600,000 paid as follows: (i) $150,000 that was previously deposited into an escrow account was released to the Seller (the “Deposit”); (ii) $350,000 in cash (the “Cash Portion”); (iii) the modification of the named beneficiary of two life insurance policies for which the Seller is the named insured (the “Policies”), the aggregate value of which is approximately $118,000 as of the closing date, from Pro-Tech to a beneficiary other than Pro-Tech to be determined by the Seller; (iv) 11,000 shares of the Company’s common stock; (v) on the 60th day following the closing date, $300,000 in cash, to the extent that such amount of accounts receivable exist as of the closing date (the “Closing Receivables Payment”); and (vi) $700,000 in cash paid by the Company to the Seller over a period of two years following the closing in equal quarterly installments of $87,500 each, with the first such installment payable on October 31, 2018 and the last such installment payable on July 31, 2020 (the “Deferred Portion”), provided that upon a change of control of the Company, the Deferred Portion shall become immediately due and payable.

The Purchase Agreement contains customary representations, warranties and covenants, and includes a covenant that the Seller will not compete with the business of Pro-Tech for a period of five (5) years following the closing.  The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement.  The Seller’s indemnification obligations are limited to the sum of (i) the cash value of the Policies and (ii) to the extent actually paid to the Seller, the Deposit, the Cash Portion, the Closing Receivables Payment and the Deferred Portion.

Pursuant to the terms of the Purchase Agreement, on July 31, 2018, the Company also entered into a pledge and security agreement with Pro-Tech and the Seller (the “Security Agreement”), which grants to the Seller a first priority security interest in the assets of Pro-Tech (the “Collateral”) and the Acquired Shares, to secure the Company’s obligation to pay to the Seller the Closing Receivables Payment and the Deferred Portion. The Security Agreement contains customary representations, warranties and covenants. Any uncured default in the payment of the Closing Receivables Payment and the Deferred Portion in accordance with the terms of the Security Agreement constitutes an event of default under the Security Agreement, the occurrence and continuation of which provides the Seller with certain rights and remedies, including the right to: (i) make such payments and do such acts as the Seller reasonably considers necessary to protect his security interest in the Collateral; (ii) ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale and sell the Collateral; and (iii) sell the Acquired Shares or the Collateral.

Kodak Loan

On July 31, 2018, the Company entered into a loan agreement (the “Kodak Loan Agreement”) with Kodak Brothers Real Estate Cash Flow Fund, LLC, a Texas limited liability company (“Kodak”), pursuant to which the Company borrowed from Kodak $375,000 (the “Kodak Loan”) to fund payment for the acquisition of Pro-Tech.  The Kodak Loan is evidenced by a secured convertible promissory note, dated July 31, 2018 (the “Kodak Note”), in the principal amount of $375,000, which shall accrue interest at an annual rate of 10% and has a maturity date of March 31, 2019.  Provided that the Company is not in default under the Kodak Note or the Kodak Loan Agreement, it may extend the maturity date to June 30, 2019 so long as the Company pays to Kodak a $9,375 extension fee.  Under the Kodak Loan Agreement, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share, which includes a cashless exercise provision.

The terms of the Kodak Note provide that the Company will pre-pay (i), upon the closing of the Pro-Tech acquisition, the interest due for the period from the closing date through December 31, 2018 in the amount of $15,625; (ii) on or before January 10, 2019, the interest due for the period from January 1, 2019 through March 31, 2019 in the amount of $9,375; and (iii) in the event the Company extends the maturity date, on or before April 10, 2019, the interest due for the period from April 1, 2019 through June 30, 2019 in the amount of $9,375.

Pursuant to the terms of the Kodak Note, at any time from and after the maturity date and prior to payment in full of the principal amount, Kodak may convert all or any portion of the outstanding principal amount plus all accrued but unpaid interest, into shares of the Company’s common stock at a conversion price of $0.75 per share or such lower price as shares of the Company’s common stock are sold to investors in the current, ongoing $7 million private placement, subject to certain adjustments. If Kodak elects to convert the Kodak Note into shares of common stock, the Company will issue to Kodak a five-year warrant to purchase the number of shares of common stock issuable upon conversion of the Kodak Note, at an exercise of $0.75 per share, including a cashless exercise provision, and upon such other terms as are mutually agreeable to the parties.

The Kodak Note contains customary events of default, the occurrence of which will cause the interest rate on the unpaid principal to increase to the lesser of: (i) 12% per annum; or (ii) the maximum interest rate permitted under applicable law.

On July 31, 2018, in connection with the Kodak Loan Agreement, Pro-Tech and Kodak entered into a guaranty and security agreement (the “Guaranty Agreement”), pursuant to which the Kodak Note is guaranteed by Pro-Tech and is secured by (i) a first priority interest in all of the assets of the Company, excluding the Acquired Shares and the Collateral, such first priority interest being pari passu with a prior security interest granted by the Company to Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”); and (ii) a second priority interest in the Acquired Shares and the Collateral, such security interest being subordinated to the first priority lien on the Acquired Shares and the Collateral granted to the Seller under the Security Agreement.

On July 31, 2018, in connection with the Kodak Loan, the Company entered in an intercreditor agreement with Pro-Tech, Kodak, VPEG and the Seller (the “Intercreditor Agreement”), pursuant to which (i) VPEG agreed that, notwithstanding its automatic security interest in all the assets of the Company, including after-acquired assets, it will relinquish any claim it may have to a security interest in the Acquired Shares and the Collateral; (ii) VPEG agreed that Kodak’s security interest in the assets of the Company, excluding the Acquired Shares and the Collateral, is pari passu with VPEG’s security interest in such assets of the Company; and (iii) Kodak’s security interest in the Acquired Shares and the Collateral is subordinated to the Seller’s security interest in the Acquired Shares and the Collateral.

Going Concern

The accompanying financial statements have been prepared as if we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we have incurred losses of $11,799,327 and $614,173 during the three months ended June 30, 2018 and 2017, respectively and net losses of $12,236,137 and $1,278,349 during the six months ended June 30, 2018 and 2017, respectively.

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

Results of Operations

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 were as follows:

	(Unaudited)
	Three Months Ended June 30,			Percentage
	2018	2017	Change	Change
Operating Expenses:
General and administrative	$11,771,825	$513,826	$11,257,999	2,191%
Depreciation and amortization	119	7,702	(7,583)	(98)%
Total operating expenses	11,771,944	521,528	11,250,416	2,157%
Loss from operations	(11,771,944)	(521,528)	(11,250,416)	2,157%
Other Income (Expense):
Interest expense	(63,744)	(98,633)	(34,889)	(35)%
Total other income (expense)	(63,744)	(98,633)	(34,889)	(35)%
Loss before Tax Benefit	(11,835,688)	(620,161)	(11,215,527)	1,808%
Tax benefit	—	—	—	—%
Loss from continuing operations	(11,835,688)	(620,161)	(11,215,527)	1,808%
Income from discontinued operations	36,361	5,988	30,373	507%
Loss applicable to common stockholders	$(11,799,327)	$(614,173)	$(11,185,154)	1,821%

General and administrative: General and administrative expenses increased by $11,257,999, or 2,191%, to $11,771,825 for the three months ended June 30, 2018 from $513,826 for the three months ended June 30, 2017. The increase is primarily due to the settlement of a note payable - affiliate (VPEG). The note payable - affiliate (VPEG) was converted into common stock and warrants and was recorded as $11,281,602 of stock based compensation. See “Liquidity and Capital Resources” below for information regarding the settlement of this note.

Depreciation and amortization: Depreciation and amortization decreased by $7,583, or 98%, to $119 for the three months ended June 30, 2018 from $7,702 for the three months ended June 30, 2017. Depreciation expense was higher during the three months ended June 30, 2017 due to adjustments.

Interest expense: Interest expense decreased by $34,889, or 35%, to $63,744 for the three months ended June 30, 2018 from $98,633 for the three months ended June 30, 2017. Interest expense was lower during the three months ended June 30, 2018 due to the lower overall carrying value of interest bearing debt.

Tax benefit: There is no tax benefit recorded for either the three months ended June 30, 2018 or 2017 due to the net operating losses ("NOL") of both periods. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Loss from continuing operations: Loss from continuing operations increased by $11,215,527, or 1,808%, to $11,835,688 for the three months ended June 30, 2018 from a loss of $620,161 for the three months ended June 30, 2017. The increase is primarily due to higher general and administrative costs.

Income from discontinued operations: Income from discontinued operations increased by $30,373, or 507%, to $36,361 for the three months ended June 30, 2018 from $5,988 for the three months ended June 30, 2017. The income from discontinued operations in both periods is due to the divestiture of our 50% interest in the Aurora partnership.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 were as follows:

	(Unaudited)
	Six Months Ended June 30,			Percentage
	2018	2017	Change	Change
Operating Expenses:
General and administrative	$12,199,212	$1,071,319	$11,127,893	1,039%
Depreciation and amortization	312	9,318	(9,006)	(97)%
Total operating expenses	12,199,524	1,080,637	11,118,887	1,029%
Loss from operations	(12,199,524)	(1,080,637)	(11,118,887)	1,029%
Other Income (Expense):
Interest expense	(122,060)	(187,991)	(65,931)	(35)%
Total other income (expense)	(122,060)	(187,991)	(65,931)	(35)%
Loss before Tax Benefit	(12,321,584)	(1,268,628)	(11,052,956)	871%
Tax benefit	—	—	—	—%
Loss from continuing operations	(12,321,584)	(1,268,628)	(11,052,956)	871%
Income (loss) from discontinued operations	85,447	(9,721)	95,168	979%
Loss applicable to common stockholders	$(12,236,137)	$(1,278,349)	$(10,957,788)	857%

General and administrative: General and administrative expenses increased by $11,127,893, or 1,039%, to $12,199,212 for the six months ended June 30, 2018 from $1,071,319 for the six months ended June 30, 2017. The increase is primarily due to the settlement of a note payable - affiliate (VPEG). The note payable - affiliate (VPEG) was converted into common stock and warrants and was recorded as $11,281,602 of stock based compensation. See “Liquidity and Capital Resources” below for information regarding the settlement of this note.

Depreciation and amortization: Depreciation and amortization decreased by $9,006, or 97%, to $312 for the six months ended June 30, 2018 from $9,318 for the six months ended June 30, 2017. Depreciation was higher during the six months ended June 30, 2017 due to adjustments.

Interest expense: Interest expense decreased by $65,931, or 35%, to $122,060 for the six months ended June 30, 2018 from $187,991 for the six months ended June 30, 2017. Interest expense was lower during the six months ended June 30, 2018 due to the lower overall carrying value of interest bearing debt.

Tax benefit: There is no tax benefit recorded for either the six months ended June 30, 2018 or 2017 due to the NOL of both periods.

Loss from continuing operations: Loss from continuing operations increased by $11,052,956, or 871%, to $12,321,584 for the six months ended June 30, 2018 from a loss of $1,268,628 for the six months ended June 30, 2017. The decrease is primarily due to higher general and administrative costs.

Income from discontinued operations: Income from discontinued operations increased by $95,168, or 979%, to $85,447 for the six months ended June 30, 2018 from a loss of $9,721 for the six months ended June 30, 2017. The income (loss) from discontinued operations in both periods is due to the divestiture of our 50% interest in the Aurora partnership.

Liquidity and Capital Resources

At June 30, 2018, the Company had a working capital deficit of $1,363,520 compared to a working capital deficit of $1,734,334 at December 31, 2017. Current liabilities decreased to $1,488,272 at June 30, 2018 from $1,870,934 at December 31, 2017. The decrease is primarily due to the settlement of a note payable - affiliate.

The following table provides detailed information about out net cash flow:

Cash Flow

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(842,699)	$(1,318,299)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	851,837	1,309,000
Net decrease in cash and cash equivalents	9,138	(9,299)
Cash and cash equivalents at beginning of period	24,383	56,456
Cash and cash equivalent at end of period	$33,521	$47,157

Net cash used in operating activities for the six months ended June 30, 2018 was $842,699 after the net loss of $12,236,137 was decreased by $11,331,914 in non-cash charges and $61,524 in changes to other operating assets and liabilities. This compares to cash used in operating activities for the six months ended June 30, 2017 of $1,318,299 after the net loss of $1,278,349 was decreased by $371,626 in in non-cash charges and increased by $411,576 in changes to other operating assets and liabilities.

Net cash provided by investing activities was $0 for the six months ended June 30, 2018 and 2017.

Net cash provided by financing activities for the six months ended June 30, 2018 was $851,837 and primarily relates to proceeds from note payable- affiliate. This compares to net cash provided by financing activities for the six months ended June 30, 2017 of $1,309,000 which included $1,305,000 of contributions from Navitus and debt financing proceeds-affiliate of $320,000 which were partially offset by $316,000 of principal payments on debt financing.

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

On April 10, 2018, we and VPEG entered into a settlement agreement and mutual release, pursuant to which (i) VPEG agreed to release and discharge the Company from its obligations under the loan agreement and note, (ii) the loan agreement and note were terminated, and (iii) the parties agreed to enter into a new debt arrangement (described below) to satisfy our working capital needs. Pursuant to the settlement agreement and mutual release, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the loan agreement and note, we issued to VPEG (i) 1,880,267 shares of our common stock and (ii) a five-year warrant to purchase 1,880,267 shares of common stock at an exercise price of $0.75 per share and containing a customary cashless exercise provision. If the actual price per share in the Proposed Private Placement is less than $0.75, then the number of shares will be adjusted upward proportionately, and the exercise price of the warrants will be reduced, accordingly. The fair value of the shares of common stock issued was $5,640,801. The fair value of the warrants to purchase shares of common stock was $5,640,801.

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

Cash and Cash Equivalents:

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at June 30, 2018 and December 31, 2017.

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of three to seven years.

Intangible Assets:

Our intangible assets are comprised of contract-based and marketing-related intangible assets. Our contract-based intangible assets include a sublicense agreement and a trademark license. The contract-based intangible assets have useful lives of 11.1 years to 15 years. As of June 30, 2018, the Company has not begun to use the economic benefits of the sublicense agreement and the trademark license and, accordingly, they were not amortized. The Company will begin to amortize the contract-based intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. Our marketing related intangible assets include three non-compete agreements all of which have useful lives of 15 years. As of June 30, 2018, the Company has not begun to use the economic benefits of the non-compete agreements and, accordingly, they were not amortized. The Company will begin to amortize the marketing-related intangible assets using the straight-line amortization method over their respective remaining useful lives once it has begun to use their economic benefits. The remaining useful lives of intangible assets will be evaluated each reporting period. Intangible assets will be tested for impairment at least annually and upon a triggering event. The following table shows intangible assets and related accumulated amortization as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Sublicense agreement	$11,330,000	$11,330,000
Trademark license	6,030,000	6,030,000
Non-compete agreements	270,000	270,000
Accumulated amortization	0	0
Intangible assets, net	$17,630,000	$17,630,000

Fair Value:

At June 30, 2018 and 2017, the carrying value of our financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

Unamortized Discount:

Unamortized discount consists of value attributed to free standing equity instruments issued to the holders of affiliate note payable (see Note 5) and are amortized over the life of the related loans using a method consistent with the interest method. There was no amortization of debt discount for the six months ended June 30, 2018. Amortization of debt discount totaled $124,055 for the six months ended June 30, 2017 and is included in interest expense in the statements of operations. The following table shows the discount and related accumulated amortization as of as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Original issuance discount	$—	$210,000
Accumulated amortization	—	(210,000)
Unamortized discount, net	$—	$—

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

The Company recognized stock-based compensation expense from stock awards, warrants, and stock options granted to directors, officers, employees and third parties of $11,306,602 and $8,337 for the three months ended June 30, 2018 and 2017, respectively, and $11,331,602 and $179,034 for the six months ended June 30, 2018 and 2017, respectively.

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

In January 2016, the FASB issued guidance regarding several broad topics related to the recognition and measurement of financial assets and liabilities. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance on January 1, 2018 and will apply the guidance to applicable transactions going forward.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we are still in the process of remediating as of June 30, 2018, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal 2018, we continued to implement these remedial procedures. In order to cure the foregoing material weakness, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the second quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the second quarter of fiscal year 2018 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the second quarter of fiscal year 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the six month period ended June 30, 2018, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)
3.2	Certificate of Designation of Series D Preferred Stock of Victory Oilfield Tech, Inc.(incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)
3.4	Amended and Restated Bylaws of Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)
4.1	Form of Common Stock Certificate of Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)
4.2

Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3*	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018
4.4

Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 2, 2018)

10.1

Supplementary Agreement, dated April 10, 2018, between Victory Oilfield Tech, Inc. and Armacor Victory Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2018)

10.2

Settlement Agreement and Mutual Release, dated April 10, 2018, between Victory Oilfield Tech, Inc. and Visionary Private Equity Group I, LP. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 12, 2018)

10.3

Loan Agreement, dated April 10, 2018, by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2018)

31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ++	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH ++	XBRL Taxonomy Extension Schema Document
101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

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

VICTORY OILFIELD TECH, INC.

Date:	August 14, 2018	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Chief Financial Officer

