Form 10-Q
period 2018-09-30
VICTORY OILFIELD TECH, INC.
filed 2018-11-14
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2018, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$399,000	$-	$399,000	$-

Total cost of revenue	215,286	-	215,286	-

Gross profit	183,714	-	183,714	-

Operating expenses
Selling, general and administrative	767,689	512,097	12,817,214	1,583,200
Total operating expenses	767,689	512,097	12,817,214	1,583,200
Loss from operations	(583,976)	(512,097)	(12,633,500)	(1,583,200)
Other income/(expense)
Interest expense	(67,402)	(106,742)	(189,462)	(294,733)
Total other income/(expense)	(67,402)	(106,742)	(189,462)	(294,733)
Loss from continuing operations before tax benefit	(651,378)	(618,839)	(12,822,962)	(1,877,933)
Tax benefit	-	-	-	-
Loss from continuing operations	(651,378)	(618,839)	(12,822,962)	(1,877,933)
Income/(loss) from discontinued operations	41,582	13,711	127,029	(5,544)
Loss applicable to common stockholders	$(609,795)	$(605,128)	$(12,695,933)	$(1,883,477)

Income/(loss) per share applicable to common stockholders
Basic and diluted:
Loss per share from continuing operations	$(0.02)	$(0.75)	$(0.67)	$(2.29)
Income (loss) per share from discontinued operations	$0.00	$0.02	$0.01	$(0.01)
Loss per share, basic and diluted	$(0.02)	$(0.74)	$(0.67)	$(2.29)
Weighted average shares, basic and diluted	28,034,087	821,588	19,017,292	821,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$56,067	$24,383
Accounts receivables, net	362,034	-
Inventory	61,328	-
Prepaid & other current assets	102,961	112,217
Total current assets	582,389	136,600

Property, plant and equipment, net	792,180	489
Goodwill	117,534	-
Other intangible assets, net	17,557,977	17,630,000
Deposits	1,750	1,750
Total Assets	$19,051,830	$17,768,839

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$688,621	$590,870
Accrued and other short term liabilities	105,164	383,564
Short term notes payable, net	1,063,795	-
Short term notes payable - affiliate, net	830,500	896,500
Total current liabilities	2,688,080	1,870,934

Long term notes payable, net	314,260	-
Deferred tax liability	200,856	-
Total long term liabilities	515,115	-

Total Liabilities	3,203,195	1,870,934

Stockholders Equity/(Deficit)
Preferred Series B stock, $0.001 par value, 0 shares authorized and 0 shares issued and outstanding at September 30, 2018; 800,000 shares authorized and 800,000 shares issued and outstanding at December 31, 2017	-	800
Preferred Series C stock, $0.001 par value, 0 shares authorized and 0 shares issued and outstanding at September 30, 2018; 810,000 shares authorized and 180,000 shares issued and outstanding at December 31, 2017	-	180
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 18,333 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	8	18
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 5,206,174 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	28,038	5,206
Receivable for stock subscription	(245,000)	(4,800,000)
Additional paid-in capital	95,622,557	87,552,737
Accumulated deficit	(79,556,969)	(66,861,036)
Total stockholders’ equity	15,848,635	15,897,905
Total Liabilities and Stockholders’ Equity	$19,051,830	$17,768,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,695,933)	$(1,883,477)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of asset retirement obligations	-	9,118
Amortization of deferred financing costs	-	6,237
Amortization of debt discount	16,425	210,000
Amortization of intangible assets	244,542	-
Issuance of short term notes payable	747,406	-
Warrants issued with note payable	37,109	-
Depletion, accretion, depreciation and amortization	27,670	78,234
Share-based compensation	108,350	236,221
Change in operating assets and liabilities:
Accounts receivable	(97,956)	6,624
Accounts receivable - affiliate	-	(70,272)
Inventory	(6,964)	-
Prepaid & other current assets	19,189	(145)
Accounts payable	50,966	151,736
Accrued liabilities - related parties	-	(255,441)
Accrued and other short term liabilities	(14,014)	(7,422)
Accrued interest on short term notes payable - affiliate	122,200	50,000
Net cash used in operating activities	$(11,441,009)	$(1,468,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Revisions of furniture and fixtures	$-	$3,261
Acquisition of Pro-Tech, net of cash acquired	(832,039)	-
Net cash provided by (used in) investing activities	$(832,039)	$3,261

CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	$-	$1,170,000
Debt financing proceeds - affiliate	1,222,000	820,000
Principal payments of debt financing	-	(570,500)
Contributions - affiliate	(190,000)	-
Conversion of preferred stock	244,997	-
Redemption of preferred stock	(253,868)	-
Net cash provided by financing activities	1,023,129	1,419,500
Net change in cash and cash equivalents	(11,249,918)	(45,826)
Beginning cash and cash equivalents	24,383	56,456
Ending cash and cash equivalents	$(11,225,535)	$10,630

Supplemental cash flow information:
Cash paid for:
Interest	$13,250	$20,469
Non-cash investing and financing activities:
Accrued interest and amortization of debt discount	$122,061	$274,264

Revisions to depreciation	$-	$4,864
Intangible Assets	$172,519	$17,630,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization and nature of operations

Victory Oilfield Tech, Inc. (“Victory”), a Nevada corporation, is an oilfield technology products company offering patented oil and gas drilling products designed to improve well performance and extend the lifespan of the industry’s most sophisticated and expensive equipment. On July 31, 2018, Victory entered into an agreement to acquire Pro-Tech Hardbanding Services, Inc., an Oklahoma corporation (“Pro-Tech”), which provides various hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars. See Note 3, Pro-Tech Acquisition, for further information.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Victory for all periods presented and the accounts of Pro-Tech for periods occurring after the date of acquisition. All significant intercompany transactions and accounts between Victory and Pro-Tech (together, the “Company”) have been eliminated.

The preparation of the Company’s financial statements is in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2018, and the results of its operations and cash flows for the three and nine months ended September 30, 2018 and 2017. Selling, general and administrative expenses for the nine months ended September 30, 2018 on the Company’s condensed consolidated statement of operations, along with Accumulated deficit on the Company’s condensed consolidated balance sheet as of September 30, 2018, have been adjusted to reflect a $150,000 reduction to Selling, general and administrative expenses as reported on the Company’s form 10-Q as filed for the six months ended June 30, 2018. The adjustment was necessary because the amount deposited into escrow related to the acquisition of Pro-Tech was recorded to expense rather than to Current Assets. See Note 3, Pro-Tech Acquisition, for further details.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Going Concern

Historically the Company has experienced, and the Company continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the condensed consolidated financial statements. The condensed consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as Management continues efforts to transition to a technology-focused oilfield services company. The Company intends to meet near-term obligations through funding under the New VPEG Note, in addition to the Proposed Private Placement (both defined below in Note 4, Related Party Transactions), as it seeks to generate positive cashflow from operations.

2. Summary of Significant Accounting Policies

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, on a modified retrospective basis. The Company recognizes revenue as it satisfies contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. All performance obligations of the Company’s contracts with customers are satisfied over the duration of the contract as customer-owned equipment is serviced and then made available for immediate use as completed during the service period. The Company has reviewed its contracts with customers, all of which relate to Pro-Tech, and determined that due to their short-term nature, with durations of several days of service at the customer’s location, it is only those contracts that occur near the end of a financial reporting period that will potentially require allocation to ensure revenue is recognized in the proper period. The Company has reviewed all such transactions and recorded revenue accordingly.

For the three and nine months ended September 30, 2018, all of the Company’s revenue was recognized from contracts with oilfield operators, and the Company did not recognize impairment losses on any receivables or contract assets.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, the Company has not recorded an allowance for doubtful accounts at September 30, 2018. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of September 30, 2018, one customer comprised 21%, one customer comprised 19% and a third customer comprised 15% of the Company’s gross accounts receivables.

Inventory

The Company’s inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. See Note 6, Inventory, for further information.

Property, Plant and Equipment

Property, Plant and Equipment is stated at cost. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property, plant and equipment is disposed of, the cost and related accumulated depreciation are removed from the condensed consolidated balance sheets and any gain or loss is included in Other income/(expense) in the condensed consolidated statement of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Asset category	Useful Life
Welding equipment, Trucks, Machinery and equipment	5 years
Office equipment	5 - 7 years
Computer hardware and software	3 - 5 years

See Note 7, Property, Plant and Equipment, for further information.

Goodwill and Other Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, an impairment of goodwill has not been recorded.

The Company’s Goodwill balance consists of the amount recognized in connection with the acquisition of Pro-Tech. See Note 3, Pro-Tech Acquisition, for further information. The Company’s other intangible assets are comprised of contract-based and marketing-related intangible assets, as well as acquisition-related intangibles. Acquisition-related intangibles include the value of Pro-Tech’s trademark and customer relationships, both of which are being amortized over their expected useful lives of 10 years beginning August 2018.

The Company’s contract-based intangible assets include an agreement to sublicense certain patents belonging to AVV (the “AVV Sublicense”) and a license (the “Trademark License”) to the trademark of Liquidmetal Coatings Enterprises LLC (“Liquidmetal”). The contract-based intangible assets have useful lives of approximately 11 years for the AVV Sublicense and 15 years for the Trademark License. With the initiation of a multi-year strategy plan involving synergies between the acquisition of Pro-Tech and the Company’s existing intellectual property, the Company has begun to use the economic benefits of its intangible assets, and therefore began amortization of its intangible assets on a straight-line basis over the useful lives indicated above beginning July 31, 2018, the effective date of the Pro-Tech acquisition.

See Note 8, Goodwill and Other Intangible Assets, for further information.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s condensed consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. See Note 11, Share-Based Compensation, for further information.

Recently Issued Accounting Standards

On May 17, 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Scope of Modification Accounting (clarifies Topic 718) Compensation – Stock Compensation, (“ASU 2017-09), which states that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless certain criteria are met. ASU 2017-09 is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted ASU 2017-09 on January 1, 2018 with no impact to its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies when a set of transferred assets and activities is deemed to be a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. The Company adopted ASU 2017-01 on January 1, 2018 with no impact to its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize on the balance sheet the assets and liabilities that arise from leases, including leases classified as operating leases under current GAAP, and disclose qualitative and quantitative information about leasing arrangements. The new standard requires a modified-retrospective approach to adoption and is effective for interim and annual periods beginning on January 1, 2019, but may be adopted earlier. The Company expects to adopt this standard beginning in the first quarter of 2019. The Company does not expect that this standard will have a material impact on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company is currently assessing the impact that adopting this new accounting guidance will have on its condensed consolidated financial statements.

3. Pro-Tech Acquisition

On July 31, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) to purchase 100% of the issued and outstanding common stock of Pro-Tech, a hardbanding service provider servicing Oklahoma Texas, Kansas, Arkansas, Louisiana, and New Mexico. The Company believes that the acquisition of Pro-Tech will create opportunities to leverage its existing portfolio of intellectual property to fulfill its mission of operating as a technology-focused oilfield services company.

In exchange for the outstanding common stock of Pro-Tech, Victory agreed to pay consideration of $1,386,573, comprised of the following:

(i) a total of $500,000 in cash at closing, including $150,000 previously deposited into escrow;

(ii) 11,000 shares of the Company’s common stock valued at $0.75 per share;

(iii) $264,078 in cash on the 60th day following the closing date, and

(iv) a zero-coupon note payable with discounted value of $614,223 at the date of acquisition (for further information, see Note 9, Notes Payable)

The estimates and assumptions used to determine the allocation of the purchase price are subject to change during the allowable allocation period, which is up to one year from the acquisition date. The Company believes the methodology and estimates utilized to determine the net tangible assets and intangible assets are reasonable.

Net tangible assets acquired, at fair value	$1,100,575
Intangible assets acquired:
Customer relationships	129,680
Trademark	42,840
Goodwill	113,478
Total purchase price	$1,386,573

The following table summarizes the components of the net tangible assets acquired, at fair value:

Cash and cash equivalents	$203,716
Accounts receivable	264,078
Inventories	54,364
Property and equipment	819,361
Deferred tax liability	(200,856)
Other assets and liabilities, net	(40,088)
Net tangible assets acquired	$1,100,575

Pro-Tech’s results of operations subsequent to the July 31, 2018 acquisition date are included in the Company’s condensed consolidated financial statements. The below unaudited combined pro-forma financial data of Victory and Pro-Tech reflects results of operations as though the companies had been combined as of the beginning of each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Pro forma combined net revenue	$494,927	$456,801	$1,588,714	$1,205,170
Pro forma combined net loss	$(694,618)	$(515,345)	$(12,662,166)	$(1,672,562)
Pro forma combined net loss per share (basic)	$(0.02)	$(0.02)	$(0.67)	$(0.05)
Pro forma combined net loss per share (diluted)	$(0.02)	$(0.02)	$(0.67)	$(0.05)

This unaudited pro-forma combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

4. Related Party Transactions

VPEG Private Placement

On February 3, 2017, the Company completed a private placement (the “VPEG Private Placement”) with Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”), pursuant to which VPEG purchased a unit comprised of $320,000 principal amount of a 12% unsecured six-month promissory note and a common stock purchase warrant to purchase 136,928 shares of common stock at an exercise price of $3.5074 per share. Visionary PE GP I, LLC is the general partner of VPEG and Dr. Ronald Zamber, a director of the Company, is the Managing Director of Visionary PE GP I, LLC.

The value attributed to the warrants issued in connection with the VPEG Private Placement was amortized over the life of the underlying promissory note using a method consistent with the interest method and reported in interest expense. Interest expense related to this amortization was $40,296 and $210,000 for the three and nine months ended September 30, 2017. No interest expense was recorded on the VPEG Private Placement for the three and nine months ended September 30, 2018.

Navitus Settlement Agreement

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Navitus Settlement Agreement”) with Dr. Ronald Zamber and Mr. Greg Johnson, an affiliate of Navitus, pursuant to which all obligations of the Company to Dr. Zamber and Mr. Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, was converted into approximately 65,591 shares of Series C Preferred Stock, approximately 46,700 shares of which were issued to Dr. Zamber and approximately 18,891 shares of which were issued to Mr. Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of common stock, with 243,948 shares issued to Dr. Zamber and 98,685 shares issued to Mr. Johnson.

Insider Settlement Agreement

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Insider Settlement Agreement”) with Dr. Ronald Zamber and Mrs. Kim Rubin Hill, the wife of Kenneth Hill, the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to which all obligations of the Company to Dr. Zamber and Mrs. Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, was converted into approximately 4,408 shares of Series C Preferred Stock, approximately 1,889 shares of which were issued to Dr. Zamber and approximately 2,519 shares of which were issued to Mrs. Hill. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 23,027 shares of common stock, with 9,869 shares issued to Dr. Zamber and 13,158 shares issued to Mrs. Hill.

VPEG Note

On August 21, 2017, the Company entered into a secured convertible original issue discount promissory note issued by the Company to VPEG (the “VPEG Note”). The VPEG Note reflects an original issue discount of $50,000 such that the principal amount of the VPEG Note is $550,000, notwithstanding the fact that the loan is in the amount of $500,000. The VPEG Note does not bear any interest in addition to the original issue discount, matures on September 1, 2017, and is secured by a security interest in all of the Company’s assets.

On October 11, 2017, the Company and VPEG entered into an amendment to the VPEG Note, pursuant to which the parties agreed to (i) increase the loan amount to $565,000, (ii) increase the principal amount of the VPEG Note to $621,500, reflecting an original issue discount of $56,500 and (iii) extend the maturity date to November 30, 2017.

On January 17, 2018, the Company and VPEG entered into a second amendment to the VPEG Note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the VPEG Note; (ii) that VPEG will have the option but not the obligation to loan the Company additional amounts under the VPEG Note; and (iii) that, in the event that VPEG exercises its option to convert the note into shares of common stock at any time after the maturity date and prior to payment in full of the principal amount of the VPEG Note, the Company shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share.

VPEG Settlement Agreement

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “VPEG Settlement Agreement”) with VPEG, pursuant to which all obligations of the Company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,409.64, was converted into approximately 110,000 shares of Series C Preferred Stock. Pursuant to the VPEG Settlement Agreement, the 12% unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 574,612 shares of common stock.

Transaction Agreement

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

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release with David McCall, the former general counsel and former director of Victory (the “McCall Settlement Agreement”), pursuant to which all obligations of the Company to David McCall to repay indebtedness related to payment for legal services rendered by David McCall, which totaled $380,323 including accrued interest, was converted into 20,000 shares of the Company’s newly designated Series D Preferred Stock. During the three and nine months ended September 30, 2017, the Company did not redeem any shares of Series D Preferred Stock. During the three and nine months ended September 30, 2018, the Company redeemed 3,333 and 13,333 shares, respectively of Series D Preferred Stock for cash payments of $63,388 and $253,550, respectively.

Supplementary Agreement

On April 10, 2018, the Company and AVV entered into a supplementary agreement (the “Supplementary Agreement”) to address breaches or potential breaches under the Transaction Agreement, including AVV’s failure to contribute the full amount of the Cash Contribution. Pursuant to the Supplementary Agreement, the Series B Convertible Preferred Stock issued under the Transaction Agreement was canceled and, in lieu thereof, the Company issued to AVV 20,000,000 shares of its common stock (the “AVV Shares”). The Supplementary Agreement contains certain covenants by AVV, including a covenant that AVV will use its best efforts to help facilitate approval of a proposed $7 million private placement of the Company’s common stock at a price per share of $0.75, which will include 50% warrant coverage at an exercise price of $0.75 per share (the “Proposed Private Placement”), and that AVV will invest a minimum of $500,000 in the Proposed Private Placement.

On April 23, 2018, the Company filed a Certificate of Withdrawal with the Nevada Secretary of State to withdraw the designation of the Series B Convertible Preferred Stock and return such shares to undesignated preferred stock of the Company.

Settlement Agreement

On April 10, 2018, the Company and VPEG entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which VPEG agreed to release and discharge the Company from its obligations under the VPEG Note. Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Note, the Company issued to VPEG 1,880,267 shares of its common stock and a five-year warrant to purchase 1,880,267 shares of its common stock at an exercise price of $0.75 per share, to be reduced to the extent the actual price per share in the Proposed Private Placement is less than $0.75.

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan to VPEG up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of the Company’s assets, and at the option of VPEG will be convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. The balance of the New VPEG Note was $0 and $720,000 as of December 31, 2017 and September 30, 2018, respectively (see Note 9, Notes Payable, for further information).

Consulting Fees

During the three months ended September 30, 2018 and 2017, the Company paid $35,000 and $0, respectively, in consulting fees to Kevin DeLeon, a director of the Company. During the nine months ended September 30, 2018 and 2017, the Company paid $95,030 and $0, respectively, in consulting fees to Kevin DeLeon.

5. Discontinued operations

On August 21, 2017, the Company entered into a divestiture agreement with Navitus, which was amended on September 14, 2017 (the “Divestiture Agreement”). Pursuant to the Divestiture Agreement, the Company agreed to divest and transfer its 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest, in consideration for a release from Navitus of all of the Company’s obligations under the second amended partnership agreement, dated October 1, 2011, between the Company and Navitus, including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity.

Closing of the Divestiture Agreement was subject to customary closing conditions and certain other specific conditions, including the issuance of 4,382,872 shares of the Company’s common stock to Navitus and the payment or satisfaction by the Company of all indebtedness or other liabilities of Aurora, totaling approximately $1.2 million. Closing of the Divestiture Agreement was completed on December 13, 2017, and the Company issued 4,382,872 shares of common stock to Navitus on December 14, 2017.

Aurora’s revenues, related expenses and loss on disposal are components of “income (loss) from discontinued operations” in the condensed consolidated statements of operations. The condensed consolidated statement of cash flows is reported on a consolidated basis without separately presenting cash flows from discontinued operations for all periods presented.

Results from discontinued operations were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues from discontinued operations	$69,882	$57,764	$210,411	$213,744
Income (loss) from discontinued operations before tax benefit	41,582	13,711	127,029	(5,544)
Tax benefit	-	-	-	-
Net income (loss) from discontinued operations	41,582	13,711	127,029	(5,544)
Loss on disposal of discontinued operations, net of tax	-	-	-	-
Income (loss) from discontinued operations, net of tax	$41,582	$13,711	$127,029	$(5,544)

6. Inventory

Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the three or nine months ended September 30, 2018 and 2017.

7. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

September 30, 2018
Trucks	$491,299
Welding equipment	285,991
Office equipment	23,408
Machinery and equipment	18,663
Furniture and equipment	12,767
Computer hardware	8,663
Computer software	22,191
Total property, plant and equipment, at cost	862,982
Less -- accumulated depreciation	(70,803)
Property, plant and equipment, net	$792,179

Depreciation expense for the three months ended September 30, 2018 and 2017 was $27,358 and $1,461, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $27,670 and $10,779, respectively.

8. Goodwill and Other Intangible Assets

The Company recorded $244,542 of amortization of intangible assets for both the three and nine months ended September 30, 2018, and no amortization of intangible assets for the three and nine months ended September 30, 2017.

The following table shows intangible assets and related accumulated amortization as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
AVV sublicense	$11,330,000	$11,330,000
Trademark license	6,030,000	6,030,000
Non-compete agreements	270,000	270,000
Pro-Tech customer relationships	129,680	-
Pro-Tech trademark	42,840	-
Accumulated amortization	(244,542)	-
Other intangible assets, net	$17,557,977	$17,630,000

9. Notes Payable

Rogers Note

In February 2015, the Company entered into an 18% Contingent Promissory Note in the amount of $250,000 with Louise H. Rogers (the “Rogers Note”), in connection with a proposed business combination with Lucas Energy Inc. Subsequent to the issuance of the Rogers Note, the Company and Louise H. Rogers entered into an agreement (the “Rogers Settlement Agreement”) to terminate the Rogers Note with a lump sum payment of $258,125 to be made on or before July 15, 2015. The Company’s failure to make the required payment resulted in default interest on the amount due accruing at a rate of $129.0625 per day.

The amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $409,515 at September 30, 2018 and is reported in Short-term notes payable on the Company’s condensed consolidated balance sheets. At December 31, 2017, the amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $374,281 and was included in Accrued liabilities in the consolidated balance sheets in the Company’s Annual Report on Form 10-K.

Attorney fees due in connection with the Rogers Settlement Agreement were included in Accounts payable on the consolidated balance sheets at December 31, 2017 and the condensed consolidated balance sheets at September 30, 2018.

The Company recorded interest expense of $11,874 and $35,234 related to the Rogers Settlement Agreement for the three and nine months ended September 30, 2018, respectively. The Company also recorded interest expense of $11,874 and $35,234 related to the Rogers Settlement Agreement for the three and nine months ended September 30, 2017, respectively.

See Note 15, Subsequent Events, for information regarding the restructuring of the Rogers Settlement Agreement during October 2018.

Kodak Note

On July 31, 2018, the Company entered into a loan agreement to fund the acquisition of Pro-Tech with Kodak Brothers Real Estate Cash Flow Fund, LLC, a Texas limited liability company (“Kodak”), pursuant to which the Company borrowed $375,000 from Kodak under a 10% secured convertible promissory note maturing March 31, 2019 (the “Kodak Note”). Pursuant to the issuance of the Kodak Note, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share (the “Kodak Warrants”).

The grant date fair value of the Kodak Warrants was recorded as a discount on the Kodak Note and will be amortized into interest expense using a method consistent with the interest method.

The Company recorded interest expense of $15,527 and $15,527 related to the Kodak Note for the three and nine months ended September 30, 2018, respectively.

Matheson Note

In connection with the Purchase Agreement (see Note 3, Pro-Tech Acquisition, for further information), the Company is required to make a series of eight quarterly payments of $87,500 each beginning October 31, 2018 and ending July 31, 2020 to Stewart Matheson, the seller of Pro-Tech (the “Matheson Note”). The Company is treating this obligation as a 12% zero-coupon note, with amounts falling due in less than one year included in Short-term notes payables and the remainder included in Long-term notes payable on the Company’s condensed consolidated balance sheets. The discount is being amortized into interest expense on a method consistent with the interest method.

The Company recorded interest expense of $7,148 and $7,148 related to the Matheson Note for the three and nine months ended September 30, 2018, respectively.

New VPEG Note

See Note 4, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $830,500 and $0 at September 30, 2018 and December 31, 2017, respectively.

The Company recorded interest expense of $23,500 and $75,500 related to the New VPEG Note for the three and nine months ended September 30, 2018, respectively. No interest expense was recorded on the New VPEG Note for the three and nine months ended September 30, 2017.

10. Stockholders’ Equity

Preferred Stock

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

Common Stock

On July 31, 2018, the Company issued 11,000 shares of its $0.001 par value common stock to Stewart Matheson, the seller of Pro-Tech, in connection with the acquisition. See Note 3, Pro-Tech Acquisition, for further information.

11. Share-Based Compensation

2014 Long-Term Incentive Plan

In 2014, the Board of Directors and stockholders of the Company approved the 2014 Long Term Incentive Plan for the employees, directors and consultants of the Company and its affiliates. As of September 30, 2018, 3,367,500 shares of unrestricted common stock and 595,000 options had been issued under the 2014 Long Term Incentive Plan, with 131,579 unvested shares remaining. As of September 30, 2018, no shares remain available under the 2014 Long Term Incentive Plan.

2017 Equity Incentive Plan

On September 14, 2017, the Board of Directors of the Company approved the Victory Energy Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was adopted by the Company’s stockholders on November 20, 2017. The 2017 Plan provides for awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, and performance compensation awards to officers, employees, consultants, and directors of the Company and its subsidiaries. The plan is administered by the compensation committee. The maximum number of shares of common stock that may be delivered to participants under the 2017 Plan is 15,000,000 shares. Shares subject to an award under the 2017 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2017 Plan. The maximum number of shares that may be covered by awards to any single individual in any year is 250,000 shares. As of September 30, 2018, no shares of unrestricted common stock and no options had been issued under the 2017 Plan.

For the three and nine months ended September 30, 2018, the Company did not grant stock awards to directors, officers, or employees. For both the three and nine months ended September 30, 2017, the Company granted 197,369 stock options with a related fair value of $1.52 per option.

As of September 30, 2018, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $200,000 and is expected to be amortized over a weighted-average period of 2.0 years.

The Company recognized share-based compensation expense from stock options of $53,805 and $161,472 for the three months ended September 30, 2018 and 2017, respectively and $108,350 and $286,221 for the nine months ended September 30, 2018 and 2017, respectively. In addition, the Company recognized $11,281,602 of share-based compensation in connection with the Settlement Agreement. See Note 4, Related Party Transactions, for further information.

12. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended September 30, 2018 and 2017 was $7,500 and $7,500, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $22,500 and $22,500, respectively. The Company’s office space is leased on a month-to-month basis, and therefore future annual minimum payments under non-cancellable operating leases were $0 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

13. Segment and Geographic Information

The Company has one reportable segment: Hardband Services. Hardband Services provides various hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars. All Hardband Services revenue is generated in the United States, and all assets related to Hardband Services are located in the United States. Because the Company operates with only one reportable segment in one geographical area, there is no supplementary revenue or asset information to present.

14. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at September 30, 2018 and 2017, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,034,087 and 821,588 for the three months ended September 30, 2018 and 2017, respectively and 19,017,292 and 821,588 for the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(609,795)	$(605,128)	$(12,695,933)	$(1,883,477)
Denominator
Basic weighted average common shares outstanding	28,034,087	821,588	19,017,292	821,588
Effect of dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	28,034,087	821,588	19,017,292	821,588

Net loss per common share
Basic	$(0.02)	$(0.74)	$(0.67)	$(2.29)
Diluted	$(0.02)	$(0.74)	$(0.67)	$(2.29)

15. Subsequent Events

Amendment of Rogers Settlement Agreement

On October 17, 2018, the Company entered into a settlement agreement with Louise H. Rogers (the “New Rogers Settlement Agreement”), pursuant to which the amount owed by the Company under the Rogers Settlement Agreement was reduced to a $375,000 principal balance, which will accrue interest at the rate of 5% per annum beginning October 2, 2018, until paid in full.

The New Rogers Settlement Agreement will be repaid through 24 equal monthly installments of approximately $16,607 per month beginning January 10, 2019. The Company also agreed to reimburse Louise H. Rogers for attorney fees in the amount of $7,686, to be paid on or before November 10, 2018, and to reimburse Louise H. Rogers for additional attorney fees incurred in connection with the New Rogers Settlement Agreement.

In connection with the New Rogers Settlement Agreement, the Company agreed to pay Sharon E. Conway, the attorney for Louise H. Rogers, a total of $26,616 in three equal installment payments of $8,872, beginning on November 10, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and Items 7 and 8 of our 2017 Form 10-K.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

We are an Austin, Texas based publicly held oilfield energy technology products company focused on improving well performance and extending the lifespan of the industry’s most sophisticated and expensive equipment. America’s resurgence in oil and gas production is largely driven by new innovative technologies and processes as most dramatically and recently demonstrated by fracking. We exclusively license intellectual property related to amorphous metal alloys for use in the global oilfield services industry. Amorphous alloys are mechanically stronger, harder and more corrosion resistant than typical crystalline structure alloys found in the market today. This combination of characteristics creates opportunities for drillers to dramatically improve lateral drilling lengths, well completion time and total well costs.

Our patented and licensed products utilize amorphous coatings designed to reduce drill-string torque, friction, wear and corrosion in a cost-effective manner, while protecting the integrity of the base metal. Our industry leading Armacor brand of hardbanding products have coated millions of tool joints across a variety of geologic basins. The company is also testing a revolutionary amorphous technology based drill pipe mid-section coating product and ruggedized RFID enclosure that will allow tracking and optimization of production tubing in harsh environments and enable the provision of related data services to our customers. These products should help substantially scale our business when they become commercially available in the near future. These products will be sold directly by Victory and through authorized distributors.

This intellectual property-based technology platform provides significant opportunity for us to continue an expansion of our product line as we meet additional needs of our exploration and production customers. With further development, we anticipate our amorphous alloy coating technology will be extendible to hundreds of other metal components such as frac pump plunger rods, mud pump extension rods, gate valves, drill string torque reducers, pump impellers, stabilizers, wear sleeves and a host of other items used in the drilling and completion process.

We plan to continue our U.S. oilfield services company acquisition initiative, aimed at companies which are already using one or more of the Armacor brand of Liquidmetal products and/or which are recognized as a high-quality services provider to strategic customers in the major North American oil and gas basins. When completed, we expect that each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our amorphous alloy technology products. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration, future product development and planning.

We believe that a well-capitalized technology-enabled oilfield services business, with ownership of a worldwide, perpetual, royalty free, fully paid up and exclusive license and rights to all future Liquidmetal oil and gas product innovations, will provide the basis for more accessible financing to grow the company and execute our oilfield services company acquisitions strategy. This patent protected intellectual property helps create a meaningfully differentiated oilfield services business, with little effective competition. The combination of friction reduction, torque reduction, reduced corrosion, wear and better data collection from the deployment of our ruggedized RFID enclosures, only represent our initial product line. We anticipate new innovative products will come to market as we collaborate with drillers to solve their other down-hole needs.

Recent Developments

On July 31, 2018, the Company entered into a stock purchase agreement to purchase 100% of the issued and outstanding common stock of Pro-Tech, a hardbanding company servicing Oklahoma Texas, Kansas, Arkansas, Louisiana, and New Mexico. The Company believes that the acquisition of Pro-Tech will create opportunities to leverage its existing portfolio of intellectual property to fulfill its mission of operating as a technology-focused oilfield services company. The stock purchase agreement was included as Exhibit 10-1 on the form 8-K filed by us on August 2, 2018.

On July 31, 2018, the Company entered into a loan agreement to fund the acquisition of Pro-Tech with Kodak, pursuant to which the Company borrowed from Kodak $375,000 under the Kodak Note. Under the Kodak Loan Agreement, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share. The Kodak Loan Agreement was included as Exhibit 10-3 on the form 8-K filed by us on August 2, 2018.

Results of Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

The condensed consolidated statements of operation for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 were as follows:

	For the Three Months Ended September 30,			Percentage
	2018	2017	Change	Change
Total revenue	$399,000	$-	$399,000	100%

Total cost of revenue	215,286	-	215,286	100%

Gross profit	183,714	-	183,714	100%

Operating expenses
Selling, general and administrative	767,689	512,097	255,592	50%
Total operating expenses	767,689	512,097	255,592	50%
Loss from operations	(583,976)	(512,097)	(71,879)	14%
Other income/(expense)
Interest expense	(67,402)	(106,742)	39,340	-37%
Total other income/(expense)	(67,402)	(106,742)	39,340	-37%
Loss from continuing operations before tax benefit	(651,378)	(618,839)	(32,539)	5%
Tax benefit	-	-	-	0%
Loss from continuing operations	(651,378)	(618,839)	(32,539)	5%
Income/(loss) from discontinued operations	41,582	13,711	27,871	203%
Loss applicable to common stockholders	$(609,795)	$(605,128)	$(4,667)	1%

Total revenue: Total revenue increased by $399,000, or 100%, for the three months ended September 30, 2018 from $0 for the three months ended September 30, 2017. The increase is due to hardbanding revenue generated by Pro-Tech subsequent to the July 31, 2018 acquisition date. See Note 3, Pro-Tech Acquisition, to the condensed consolidated financial statements for further information.

Total cost of revenue: Total cost of revenue increased by $215,286, or 100%, for the three months ended September 30, 2018 from $0 for the three months ended September 30, 2017. The increase is due to expenses related to the provision of Pro-Tech’s hardbanding revenue, including materials, direct labor, other direct costs, and depreciation on equipment.

Selling, general and administrative: Selling, general and administrative expenses increased $255,592 or 50%, to $767,689 for the three months ended September 30, 2018 from $512,097 for the three months ended September 30, 2017. $134,648 of this increase is due to the consolidation of Pro-Tech selling, general and administrative expenses for the period subsequent to the July 31, 2018 acquisition date. The remaining increase is due to an increase of $241,667 in amortization of intangible assets, partially offset by a $48,837 decrease in share-based compensation and a $96,096 decrease in recruiting fees.

Interest expense: Interest expense decreased by $39,340, or 37%, to $67,402 for the three months ended September 30, 2018 from $106,742 for the three months ended September 30, 2017. Interest expense was lower during the three months ended September 30, 2018 primarily due to amortization related to warrants issued to VPEG included in interest expense for the three months ended September 30, 2017.

Tax benefit: There is no tax benefit recorded for either the three months ended September 30, 2018 or 2017 due to the net operating losses (“NOL”) of both periods. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Income from discontinued operations: Income from discontinued operations increased by $27,871 or 203%, to $41,582 for the three months ended September 30, 2018 from $13,711 for the three months ended September 30, 2017. Income from discontinued operations in both periods is due to the divestiture of our 50% interest in the Aurora partnership.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

The condensed consolidated operating statements of our revenue, operating expenses, and net income for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 were as follows:

	For the Nine Months Ended September 30,			Percentage
	2018	2017	Change	Change
Total revenue	$399,000	-	$399,000	100%

Total cost of revenue	215,286	-	215,286	100%

Gross profit	183,714	-	183,714	100%

Operating expenses
Selling, general and administrative	12,817,214	1,583,200	11,234,013	710%
Total operating expenses	12,817,214	1,583,200	11,234,013	710%
Loss from operations	(12,633,500)	(1,583,200)	(11,050,300)	698%
Other income/(expense)
Interest expense	(189,462)	(294,733)	105,271	-36%
Total other income/(expense)	(189,462)	(294,733)	105,271	-36%
Loss from continuing operations before tax benefit	(12,822,962)	(1,877,933)	(10,945,029)	583%
Tax benefit	-	-	-	0%
Loss from continuing operations	(12,822,962)	(1,877,933)	(10,945,029)	583%
Income/(loss) from discontinued operations	127,029	(5,544)	132,573	-2391%
Loss applicable to common stockholders	$(12,695,933)	$(1,883,477)	$(10,812,456)	574%

Total revenue: Total revenue increased by $399,000, or 100%, for the nine months ended September 30, 2018 from $0 for the nine months ended September 30, 2017. The increase is due to hardbanding revenue generated by Pro-Tech subsequent to the July 31, 2018 acquisition date. See Note 3, Pro-Tech Acquisition, to the condensed consolidated financial statements for further information.

Total cost of revenue: Total cost of revenue increased by $215,286, or 100%, for the nine months ended September 30, 2018 from $0 for the nine months ended September 30, 2017. The increase is due to expenses related to the provision of Pro-Tech’s hardbanding revenue, including materials, direct labor, other direct costs, and depreciation on equipment.

Selling, general and administrative: Selling, general and administrative expenses increased $11,234,013 or 710%, to $12,817,214 for the nine months ended September 30, 2018 from $1,583,200 for the nine months ended September 30, 2017, due primarily to $11,281,602 of share-based compensation recognized in connection with the Settlement Agreement (see Note 4, Related Party Transactions, to the condensed consolidated financial statements for further information). Other factors included a $177,871 decrease in other share-based compensation, partially offset by a $134,648 increase due to the consolidation of Pro-Tech selling, general and administrative expenses for the period subsequent to the July 31, 2018 acquisition date

Interest expense: Interest expense decreased by $105,271, or 36%, to $189,462 for the nine months ended September 30, 2018 from $294,733 for the nine months ended September 30, 2017. Interest expense was lower during the nine months ended September 30, 2018 primarily due to amortization related to warrants issued to VPEG included in interest expense for the nine months ended September 30, 2017.

Tax benefit: There is no tax benefit recorded for either the nine months ended September 30, 2018 or 2017 due to the NOL of both periods.

Income/(loss) from discontinued operations: Income/(loss) from discontinued operations increased by $132,573, or 2,391%, %, to $127,029 for the nine months ended September 30, 2018 from a loss of $5,544 for the nine months ended September 30, 2017. The income/(loss) from discontinued operations in both periods is due to the divestiture of our 50% interest in the Aurora partnership.

Liquidity and Capital Resources

Going Concern

Historically we have experienced, and we continue to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern.

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New Loan Agreement to fund operations. In addition to increasing cashflow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, including the Proposed Private Placement, which will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

Based upon the anticipated Proposed Private Placement, and ongoing near-term funding provided through the New VPEG Note, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully, and in the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive.

Capital Resources

During 2017 and 2018, we converted several related party debt instruments to equity, including the McCall Settlement Agreement, the Navitus Settlement Agreement, the Insider Settlement Agreement, the VPEG Private Placement, the VPEG Settlement Agreement, the VPEG Note and the Settlement Agreement. Cash proceeds from loans and new contributions to the Aurora partnership by Navitus have allowed the Company to continue operations and enter into agreements including the Purchase Agreement, the Transaction Agreement, the AVV Sublicense and the Trademark License. We currently rely on financing obtained from VPEG through the New Loan Agreement to fund operations while we enact our strategy to become a technology-focused oilfield services company and seek to close the Proposed Private Placement.

See Note 4, Related Party Transactions, to the condensed consolidated financial statements for further information on these agreements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition.

Cash Flow

At September 30, 2018, the Company had a working capital deficit of $2,105,691 compared to a working capital deficit of $1,734,334 at December 31, 2017. Current liabilities increased to $2,688,080 at September 30, 2018 from $1,870,934 at December 31, 2017, primarily due to the issuance of short-term notes payable related to the acquisition of Pro-Tech.

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(159,407)	$(1,468,587)
Net cash provided by (used in) investing activities	(832,039)	3,261
Net cash provided by financing activities	1,023,129	1,419,500
Net decrease in cash and cash equivalents	31,684	(45,826)
Cash and cash equivalents at beginning of period	24,383	56,456
Cash and cash equivalent at end of period	$56,067	$10,630

Net cash used in operating activities for the nine months ended September 30, 2018 was $159,407, compared to cash used in operating activities for the nine months ended September 30, 2017 of $1,468,587 after the net loss of $1,410,756 was decreased by $1,181,503 in in non-cash charges and decreased by $69,847 in changes to other operating assets and liabilities.

Net cash used in investing activities was $832,039 for the nine months ended September 30, 2018 compared to $3,261 cash provided by investing activities for the nine months ended September 30, 2017, due to cash paid for the Pro-Tech acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $1,023,129 and primarily relates to proceeds from the New VPEG Note. This compares to net cash provided by financing activities for the nine months ended September 30, 2017 of $1,419,500 which included $1,170,000 of contributions from Navitus and debt financing proceeds-affiliate of $820,000 which were partially offset by $570,500 of principal payments on debt financing.

Summary of Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, under different assumptions or conditions, actual results could differ materially from those estimates. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2017.

Changes to our significant accounting policies are below, adopted as a result of our acquisition of Pro-Tech.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis. The Company recognizes revenue as it satisfies contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. All performance obligations of the Company’s contracts with customers are satisfied over the duration of the contract as customer-owned equipment is serviced and then made available for immediate use as completed during the service period. The Company has reviewed its contracts with customers, all of which relate to Pro-Tech, and determined that due to their short-term nature, with durations of several days of service at the customer’s location, it is only those contracts that occur near the end of a financial reporting period that will potentially require allocation to ensure revenue is recognized in the proper period. The Company has reviewed all such transactions and recorded revenue accordingly.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, the Company has not recorded an allowance for doubtful accounts at September 30, 2018. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

Inventory

The Company’s inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. See Note 6, Inventory, to our condensed consolidated financial statements, for further information.

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property, plant and equipment is disposed of, the cost and related accumulated depreciation are removed from the condensed consolidated balance sheets and any gain or loss is included in Other income/(expense) in the condensed consolidated statement of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Asset category	Useful Life
Welding equipment, Trucks, Machinery and equipment	5 years
Office equipment	5 - 7 years
Computer hardware and software	3 - 5 years

See Note 7, Property, plant and equipment, to our condensed consolidated financial statements, for further information.

Goodwill and Other Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, an impairment of goodwill has not been recorded.

The Company’s Goodwill balance consists of the amount recognized in connection with the acquisition of Pro-Tech. See Note 3, Pro-Tech Acquisition, for further information. The Company’s other intangible assets are comprised of contract-based and marketing-related intangible assets, as well as acquisition-related intangibles. Acquisition-related intangibles include the value of Pro-Tech’s trademark and customer relationships, both of which are being amortized over their expected useful lives of 10 years beginning August 2018.

The Company’s contract-based intangible assets include an agreement to sublicense certain patents belonging to AVV (the “AVV Sublicense”) and a license (the “Trademark License”) to the trademark of Liquidmetal Coatings Enterprises LLC (“Liquidmetal”). The contract-based intangible assets have useful lives of approximately 11 years for the AVV Sublicense and 15 years for the Trademark License. With the initiation of a multi-year strategy plan involving synergies between the acquisition of Pro-Tech and the Company’s existing intellectual property, the Company has begun to use the economic benefits of its intangible assets, and therefore began amortization of its intangible assets on a straight-line basis over the useful lives indicated above beginning July 31, 2018, the effective date of the Pro-Tech acquisition.

See Note 8, Goodwill and Other Intangible Assets, to our condensed consolidated financial statements, for further information.

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s condensed consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. See Note 11, Share-Based Compensation, to our condensed consolidated financial statements, for further information.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our chief executive officer and chief financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we are still in the process of remediating as of September 30, 2018, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, our management identified the following material weaknesses:

●	We lack sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal 2018, we continued to implement these remedial procedures. In order to cure the foregoing material weakness, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the third quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the third quarter of fiscal year 2018 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the second quarter of fiscal year 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the nine months ended September 30, 2018, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)
3.2	Certificate of Designation of Series D Preferred Stock of Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)
3.4	Amended and Restated Bylaws of Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)
4.1	Form of Common Stock Certificate of Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)
4.2	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)
4.3*	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018
4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 2, 2018)
10.1	Supplementary Agreement dated April 10, 2018, between Victory Oilfield Tech, Inc. and Armacor Victory Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2018)
10.2	Settlement Agreement and Mutual Release dated April 10, 2018, between Victory Oilfield Tech, Inc. and Visionary Private Equity Group I, LP. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 12, 2018)
10.3	Loan Agreement dated April 10, 2018, by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date:	November 14, 2018	By:	/s/ Kenneth Hill
Kenneth Hill
Chief Executive Officer and Chief Financial Officer