Form 10-K
period 2018-12-31
VICTORY OILFIELD TECH, INC.
filed 2020-01-27
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 002-76219-NY

VICTORY OILFIELD TECH, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on December 31, 2018 was approximately $178,464 based on the closing price of such stock and such date of $0.30.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of January 27, 2020 was 28,037,713.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VICTORY OILFIELD TECH, INC.

ANNUAL REPORT ON

FORM 10-K

For the year ended December 31, 2018

i

INTRODUCTORY NOTE

Use of Terms

In this report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” and “Company” refer to Victory Oilfield Tech, Inc., a Nevada corporation.

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to business, strategies, future results and events and financial performance. All statements made in this Annual Report on Form 10-K other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non- historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

●	continued operating losses;

●	the competitive nature of our industry;

●	downturns in the oil and gas industry, including the oilfield services business;

●	hazards inherent in the oil and natural gas industry;

●	our ability to realize the anticipated benefits of acquisitions or divestitures;

●	our ability to successfully integrate and manage businesses that we plan to acquire in the future;

●	our ability to grow our oilfield services business;

●	our dependence on key management personnel and technical experts;

●	the impact of severe weather;

●	our compliance with complex laws governing our business;

●	our failure to comply with environmental laws and regulations;

●	the impact of oilfield anti-indemnity provisions enacted by many states;

●	delays in obtaining permits by our future customers or acquisition targets for their operations;

●	our ability to obtain patents, licenses and other intellectual property rights covering our services and products;

●	our ability to develop or acquire new products;

●	our dependence on third parties; and

●	the results of pending litigation.

Stock Split

On December 19, 2017, we completed a 1-for-38 reverse stock split of our outstanding common stock. As a result of this stock split, our issued and outstanding common stock decreased from 197,769,460 to 5,206,150 shares. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of this stock split. As of January 27, 2020 there were 28,037,713 shares of common stock outstanding.

ii

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

Our patented and licensed products utilize amorphous coatings designed to reduce drill-string torque, friction, wear and corrosion in a cost-effective manner, while protecting the integrity of the base metal. Our industry leading Armacor brand of hardbanding products have coated millions of tool joints across a variety of geologic basins. The Company is also testing a revolutionary amorphous technology-based drill pipe mid-section coating product and ruggedized RFID enclosure that will allow tracking and optimization of production tubing in harsh environments and enable the provision of related data services to our customers. These products should help substantially scale our business when they become commercially available in the near future. These products will be sold directly by Victory and through authorized distributors.

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

We plan to continue our U.S. oilfield services company acquisition initiative, aimed at companies which are already using one or more of the Armacor brand of Liquidmetal coating products and/or which are recognized as a high-quality service providers to strategic customers in the major North American oil and gas basins. When completed, we expect that each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our amorphous alloy technology products. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration, future product development and planning.

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

Recent Developments

On July 31, 2018, the Company entered into a stock purchase agreement to purchase 100% of the issued and outstanding common stock of Pro-Tech Hardbanding Services, Inc., or Pro-Tech, an Oklahoma corporation which is a hardbanding company servicing Oklahoma, Texas, Kansas, Arkansas, Louisiana, and New Mexico. The Company believes that the acquisition of Pro-Tech will create opportunities to leverage its existing portfolio of intellectual property to fulfill its mission of operating as a technology-focused oilfield services company. The stock purchase agreement was included as Exhibit 10.1 on the form 8-K filed by us on August 2, 2018.

On July 31, 2018, the Company entered into a loan agreement to fund the acquisition of Pro-Tech with Kodak Brothers Real Estate Cash Flow Fund, LLC, or Kodak, a Texas limited liability company, pursuant to which the Company borrowed from Kodak $375,000 under a 10% secured convertible promissory note maturing March 31, 2019, or the Kodak Note. Pursuant to the terms of the Kodak Note, we elected to extend the maturity date to June 30, 2019. Under the loan agreement with Kodak, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share. The loan agreement with Kodak was included as Exhibit 10.3 on the form 8-K filed by us on August 2, 2018.

On July 11, 2019, the Company, Kodak and Pro-Tech entered into an Extension and Modification Agreement, effective June 30, 2019, pursuant to which, the maturity date of the Kodak Note was extended from June 30, 2019 to September 30, 2019 and the interest rate was increased from 10% to 15%. Upon the execution of the extension agreement, we paid to Kodak interest on the Loan for the third quarter of 2019 in the amount of $14,062.50, and an extension fee in the amount of $14,062.50.

On October 21, 2019, the Company, Kodak and Pro-Tech entered into a Second Extension and Modification Agreement, effective September 30, 2019, pursuant to which the maturity date of the Kodak Note was extended from September 30, 2019 to December 20, 2019, and the interest rate was increased from 15% to 17.5%. Upon the execution of the Second Extension and Modification Agreement, we paid to Kodak interest on the Loan for the fourth quarter of 2019 in the amount of $11,059.03, and an extension fee in the amount of $14,062.50. The Company agreed to: (i) pay a total of $12,500.00 to Kodak and its manager, which represents due diligence fees; (ii) pay to Kodak and its manager a total of $27,500, which represents $25,000 of loan monitoring fees and $2,500 of loan extension fees; (iii) on or before October 31, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company will incur a late of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after October 31, 2019; (iv) on or before November 29, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company will incur a late of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after November 29, 2019; and (v) on or before December 30, 2019, Victory will pay to Kodak any unpaid and/or outstanding balances owed on the Note. If the Note and any late fees, other fees, interest, or principal is not paid in full by December 30, 2019, Victory will pay to Kodak $25,000 as liquidated damages. As of January 10, 2020, VPEG, on behalf of the Company, has paid in full all amounts due in connection the Kodak Note. The November 29, 2019 payment was not paid timely and therefore Victory incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly Victory incurred penalties of $45,000 and interest of $9,076.

Transaction Agreement

On August 21, 2017, we entered into a Transaction Agreement with Armacor Victory Ventures, LLC, or AVV, a Delaware limited liability company, pursuant to which AVV (i) granted to us a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense, or the License, to all of AVV’s owned and licensed intellectual property for use in the oilfield services industry, except for a tubular solutions company headquartered in France, and (ii) agreed to contribute to us $5,000,000, or the Cash Contribution, in exchange for which we issued 800,000 shares of our newly designated Series B Convertible Preferred Stock, constituting approximately 90% of our issued and outstanding common stock on a fully-diluted basis and after giving effect to the issuance of the shares and other securities being issued as contemplated by the Transaction Agreement. The closing of the Transaction Agreement also occurred on August 21, 2017.

In connection with the Transaction Agreement, on August 21, 2017 we entered into (i) an exclusive sublicense agreement with AVV, or the AVV Sublicense, pursuant to which AVV granted the License to us, and (ii) a trademark license agreement, or the Trademark License, with Liquidmetal Coatings Enterprises, LLC, or LMCE, an affiliate of AVV, pursuant to which LCME granted a license for the Liquidmetal® Coatings Products and Armacor® trademarks and service marks to us in accordance with a mutually agreeable supply agreement. The Liquidmetal - Armacor product line has been widely tested and down-hole validated by several large U.S. based oil and gas companies, which are currently using the product. On September 6, 2019, we entered into a supply and services agreement with LMC, pursuant to which we will purchase from LMC metal powders and wire including the Liquidmetal® Armacor coating materials, coating formulations (whether existing formulations or formations hereafter created), and related wire products (whether existing products or those hereafter created). The prices paid by the Company for such products shall be no greater than the lowest prices charged by LMC, or any of its affiliates or designated or contracted partners, for the same products to any current or future purchasers during any period covered by the supply and services agreement. The supply and services agreement constitutes the mutually agreeable supply agreement contemplated in the exclusive sublicense agreement. Pursuant to the Transaction Agreement, payment of the entire Cash Contribution was to be made by AVV within three (3) business days following stockholder approval of certain amendments to our articles of incorporation and our satisfaction of certain other conditions specified in the Transaction Agreement. These conditions were satisfied by our Company effective November 24, 2017. To date, AVV has contributed a total of $255,000 to our Company, but has yet to make the entire Cash Contribution.

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

The value attributed to the warrants issued in connection with the VPEG Private Placement was amortized over the life of the underlying promissory note using a method consistent with the interest method and reported in interest expense. Interest expense related to this amortization was $210,000 for the twelve months ended December 31, 2017. No interest expense was recorded on the VPEG Private Placement for the twelve months ended December 31, 2018.

Settlement and Loan Agreements

Navitus Settlement Agreement

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release (the “Navitus Settlement Agreement”) with Dr. Ronald Zamber and Mr. Greg Johnson, an affiliate of Navitus Energy Group, or Navitus, pursuant to which all obligations of the Company to Dr. Zamber and Mr. Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, was converted into approximately 65,591 shares of Series C Preferred Stock, approximately 46,700 shares of which were issued to Dr. Zamber and approximately 18,891 shares of which were issued to Mr. Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of common stock, with 243,948 shares issued to Dr. Zamber and 98,685 shares issued to Mr. Johnson.

Insider Settlement Agreement

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release (the “Insider Settlement Agreement”) with Dr. Ronald Zamber and Mrs. Kim Rubin Hill, the wife of Kenneth Hill, the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to which all obligations of the Company to Dr. Zamber and Mrs. Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, was converted into approximately 4,408 shares of Series C Preferred Stock, approximately 1,889 shares of which were issued to Dr. Zamber and approximately 2,519 shares of which were issued to Mrs. Hill. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 23,027 shares of common stock, with 9,869 shares issued to Dr. Zamber and 13,158 shares issued to Mrs. Hill.

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

VPEG Settlement Agreement

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release (the “VPEG Settlement Agreement”) with VPEG, pursuant to which all obligations of the Company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,409.64, was converted into approximately 110,000 shares of Series C Preferred Stock. Pursuant to the VPEG Settlement Agreement, the 12% unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 940,272 shares of common stock.

McCall Settlement Agreement

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release with David McCall, the former general counsel and former director of Victory (the “McCall Settlement Agreement”), pursuant to which all obligations of the Company to David McCall to repay indebtedness related to payment for legal services rendered by David McCall, which totaled $380,323 including accrued interest, was converted into 20,000 shares of the Company’s newly designated Series D Preferred Stock. During the twelve months ended December 31, 2017, the Company did not redeem any shares of Series D Preferred Stock. During the twelve months ended December 31, 2018, the Company redeemed 16,666 shares of Series D Preferred Stock for cash payments of $316,942.

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

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan to VPEG up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of the Company’s assets, and at the option of VPEG will be convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. The balance of the New VPEG Note was $1,115,400 and $0 as of December 31, 2018 and December 31, 2017, respectively (see Note 8, Notes Payable, for further information).

Divestiture of Aurora

On August 21, 2017, we entered into the Divestiture Agreement with Navitus, and on September 14, 2017, we entered into Amendment No. 1 to the Divestiture Agreement. Pursuant to the Divestiture Agreement, as amended, we agreed to divest and transfer our 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest, in consideration for a release from Navitus of all of our obligations under the second amended partnership agreement, dated October 1, 2011, between us and Navitus, including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity. We also agreed to (i) issue 4,382,872 shares of our common stock to Navitus and (ii) pay off or otherwise satisfy all indebtedness and other material liabilities of Aurora at or prior to closing of the Divestiture Agreement. Closing of the Divestiture Agreement was completed on December 13, 2017.

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

Sector Insights

The upstream sector of the oil and gas industry involves activities such as exploration and production of crude oil and natural gas. These activities primarily include drilling of exploratory wells, making requisite operations and bringing natural gas and other products to the ground surface. For these activities, various components require protection as they get older. Carbon steel is extensively used in this industry especially for pipelines and it freely corrodes when it comes into contact with water, which is produced with the natural gas and crude oil from underwater reservoirs.

The midstream sector consists of transportation activity of crude oil and natural gas. These products are transported by various medium including pipelines, tankers, tank cars, and trucks. The outer surface of the tanks or pipelines is prevented from the atmospheric corrosion with the help of coatings and cathodic protection.

In the downstream sector, during the refinery operations, most of the corrosion occurs due to the presence of water, H2S, CO2 , sodium chloride and sulfuric acid. In downstream, deterioration occurs due to curing agents those are present in crude oil or feedstock and are associated with process or control. To prevent such corrosion, various products including coatings, inhibitors, cathodic protection and paints are used.

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

With the acquisition of Pro-Tech, a hardbanding service provider servicing Oklahoma Texas, Kansas, Arkansas, Louisiana, and New Mexico, we believe we will create opportunities to leverage our existing portfolio of intellectual property to fulfill our mission of operating as a technology-focused oilfield services company.

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

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively.

●	AVV, a Liquidmetal Coatings related company, has granted us a worldwide, perpetual, royalty free, fully paid up sublicense to all intellectual property related to oil and gas sector products. We have the right to develop our own “use patents” under the license. Liquidmetal Coatings’ advanced material technology is providing solutions to decades-old problems across a wide range of industries and products.

●	Our product development partner Liquidmetal Coatings has been working with major oil and gas upstream companies for several years to develop the right products for their current needs. Liquidmetal Coatings is a private U.S. based company with over 20 years of leading-edge materials innovation. We believe that we have developed the most advanced family of metal coatings for protection against wear and corrosion.

●	Our patented oil and gas technology drilling products will be designed to reduce torque, friction, wear resistance, corrosion and other well drilling and completion needs. Our core products will be developed around patented amorphous alloy technology originally invented by NASA. Amorphous alloys are mechanically stronger and less susceptible to corrosion and wear, because they do not have naturally occurring weak regions or break points of crystalline atomic structure. Metals lacking a crystalline structure possess superior corrosion resistance, hardness, strength and a lower friction coefficient.

Our Growth Strategies

Our goal is to continue to expand the range of oil and gas product solutions provided to us as exclusive license holder of this patented technology.

●	Our Company will initially embark on a U.S. oilfield services company acquisition initiative, aimed at companies who are already using one or more of the Armacor® brand of Liquidmetal® Coatings Products and/or who are recognized as a high-quality services provider to strategic customers in the major north American oil and gas basins. When completed, each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our amorphous alloy technology products. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration future product development and planning.

●	We believe that a well-capitalized technology-enabled oilfield services business, with ownership of a worldwide, perpetual, royalty free, fully paid up and exclusive license and rights to all future Liquidmetal® Coatings oil and gas product innovations, will provide the basis for more accessible financing to grow our Company and execute our oilfield services company acquisitions strategy. This patented protected intellectual property also creates a meaningfully differentiated oilfield services business, with little effective competition. The combination of friction reduction, torque reduction, reduced corrosion, wear and better data collection from the deployment of our RFID enclosures, only represent our initial product line. We anticipate new innovative products will come to market as we collaborate with drillers to solve their other down-hole needs.

●	Much like the relationship that Dell Computer has with Intel and other strategic vendors, Liquidmetal Coatings and our Company will work together to establish a customer-focused “needs set” for research and development, our core product line, and value added product features and optimize well performance and customer satisfaction. We intend to further strengthen our market position by implementing the following growth strategies.

●	Metal Products – we plan to establish full service facilities in each major geographic area of drilling with products and services such as RFID enclosures, pipe coating services, hardbanding, inspection services, and machining and thread repair.

●	Software – we plan to develop life cycle management services, providing drill pipe asset tracking from cradle to grave, predictive maintenance modeling, collection and maintenance of all service history and delivery of this data-driven software tool to customers via cloud-based systems.

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

Employees

We have 14 full-time employees as of December 31, 2018. We believe that our relationships with our employees are satisfactory. We utilize the services of independent contractors to perform various daily operational and administrative duties.

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

Our Corporate History

Our Company was organized under the laws of the State of Nevada on January 7, 1982 under the name All Things Inc. On March 21, 1985, our Company’s name was changed to New Environmental Technologies Corporation. On April 28, 2003, our Company’s name was changed to Victory Capital Holdings Corporation. On May 3, 2006, our Company’s name was changed to Victory Energy Corporation. On May 29, 2018, our Company’s name was changed to Victory Oilfield Tech, Inc.

From inception until 2004, we had no material business operations. In 2004, we began the search for the acquisition of assets, property or businesses that could benefit our Company and its stockholders. In 2005, management determined that we should focus on projects in the oil and gas industry.

In January 2008, we and Navitus established Aurora. Prior to the Divesture of Aurora described below, our Company was the managing partner of Aurora and held a 50% partnership interest in Aurora. All of our oil and natural gas operations were conducted through Aurora.

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

As of December 31, 2018, we had $76,746 of cash, current assets of $646,006, current liabilities of $2,801,248 and a working capital deficit of $2,155,242. Our current liabilities mainly include accounts payable and short-term notes payable. We are currently unable to pay our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we have incurred losses of $27,309,510 and $20,720,286 for the twelve months ended December 31, 2018 and 2017, respectively.

The cash proceeds from new contributions to the Aurora partnership by Navitus, and loans from affiliates have allowed us to continue operations. We anticipate that operating losses will continue in the near term until we begin to operate as a technology focused oilfield services business.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	Our ability to raise capital to fund our operations, working capital needs, capital expenses and potential acquisitions;

●	The success of our oilfield services acquisition initiative;

●	Our ability to leverage our intellectual property, including our License;

●	Our ability to establish full service facilities in each major geographic area of drilling with products and services such are RFID enclosures, pipe coating services, hardbanding, inspection services, and machining and thread repair; and

●	Our ability to develop life cycle management services, providing drill pipe asset tracking from cradle to grave, predictive maintenance modeling, collection and maintenance of all service history and delivery of this data-driven software tool to customers via cloud-based systems.

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

The oil and gas industry is highly cyclical and demand for most our future oilfield services and products will be substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our future services and products, which are summarized as:

●	general and economic business conditions;

●	market prices of oil and gas and expectations about future prices;

●	cost of producing and the ability to deliver oil and natural gas;

●	the level of drilling and production activity;

●	mergers, consolidations and downsizing among our future clients or acquisition targets;

●	coordination by OPEC;

●	the impact of commodity prices on the expenditure levels of our future clients or acquisition targets;

●	financial condition of our client base and their ability to fund capital expenditures;

●	the physical effects of climatic change, including adverse weather, such as increased frequency or severity of storms, droughts and floods, or geologic/geophysical conditions;

●	the adoption of legal requirements or taxation, including, for example, a carbon tax, relating to climate change that lowers the demand for petroleum-based fuels;

●	civil unrest or political uncertainty in oil producing or consuming countries;

●	level of consumption of oil, gas and petrochemicals by consumers;

●	changes in existing laws, regulations, or other governmental actions, including temporary or permanent moratoria on hydraulic fracturing or offshore drilling, or shareholder activism or governmental rulemakings or agreements to restrict greenhouse gas emissions, or GHGs, which developments could have an adverse impact on the oil and gas industry and/or demand for our future services;

●	the business opportunities (or lack thereof) that may be presented to and pursued by us;

●	availability of services and materials for our future clients or acquisition targets to grow their capital expenditures;

●	ability of our future clients or acquisition targets to deliver product to market;

●	availability of materials and equipment from key suppliers; and

●	cyber-attacks on our network that disrupt operations or result in lost or compromised critical data.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and products and downward pressure on pricing. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our future operating results.

Our oilfield services business depends on domestic drilling activity and spending by the oil and natural gas industry in the United States. The level of oil and natural gas exploration and production activity in the United States is volatile and we may be adversely affected by industry conditions that are beyond our control.

We depend on our future customers’ willingness to make expenditures to explore for and to develop and produce oil and natural gas in the United States. We cannot accurately predict which or what level of our future services and products our clients will need in the future. Our future customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:

●	domestic and worldwide economic conditions;

●	the supply and demand for oil and natural gas;

●	the level of prices, and expectations about future prices, of oil and natural gas;

●	the cost of exploring for, developing, producing and delivering oil and natural gas;

●	the expected rates of declining current production;

●	the discovery rates of new oil and natural gas reserves;

●	available pipeline, storage and other transportation capacity;

●	federal, state and local regulation of exploration and drilling activities;

●	weather conditions, including hurricanes that can affect oil and natural gas operations over a wide area;

●	political instability in oil and natural gas producing countries;

●	technical advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	the ability of oil and natural gas producers to raise equity capital and debt financing; and

●	merger and divestiture activity among oil and natural gas producers.

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

We continually seek opportunities to increase efficiency and value through various transactions, including purchases or sales of assets or businesses. We intend to pursue our U.S. oilfield services company acquisition initiative, aimed at companies who are already using one or more of the Armacor® brand of Liquidmetal® Coatings Products and/or who are recognized as a high- quality services provider to strategic customers in the major North American oil and gas basins. These transactions are intended to result in the offering of new services or products, the entry into new markets, the generation of income or cash, the creation of efficiencies or the reduction of risk. Whether we realize the anticipated benefits from an acquisition or any other transactions depends, in part, upon our ability to timely and efficiently integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure or increase our leverage. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write- downs. Except as required by law or applicable securities exchange listing standards, which would only apply when, and if, we are listed on a national securities exchange, we do not expect to ask our shareholders to vote on any proposed acquisition or divestiture. Moreover, we generally do not announce our acquisitions or divestitures until we have entered into a definitive agreement for an acquisition or divestiture.

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

One of our key business strategies is to acquire technologies, operations and assets that are complementary to our existing businesses. There are financial, operational and legal risks inherent in any acquisition strategy, including:

●	increased financial leverage;

●	ability to obtain additional financing;

●	increased interest expense; and

●	difficulties involved in combining disparate company cultures and facilities.

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

Effective April 17, 2019, Mr. Kenneth Hill resigned as the Company’s Chief Executive Officer, interim Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors. On April 23, 2019, the Company’s Board of Directors appointed Mr. Kevin DeLeon as interim Chief Executive Officer and interim Secretary of the Company until a permanent replacement is appointed. Mr. DeLeon has assumed the duties of these positions effective immediately. If we are not able to find a qualified permanent replacement for these positions, it could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover of other key officers and employees.

Severe weather could have a material adverse effect on our future business.

Our business could be materially and adversely affected by severe weather. Our future clients or acquisition targets with oil and natural gas operations located in various parts of the United States may be adversely affected by hurricanes and storms, resulting in reduced demand for our future services. Furthermore, our future clients or acquisition targets may be adversely affected by seasonal weather conditions. Adverse weather can also directly impede our own future operations. Repercussions of severe weather conditions may include:

●	curtailment of services;

●	weather-related damage to facilities and equipment, resulting in suspension of operations;

●	inability to deliver equipment, personnel and products to job sites in accordance with contract schedules; and

●	loss of productivity.

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

Our operations and the operations of our customers are subject to extensive and frequently changing regulation. More stringent legislation, regulation or taxation of drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. Numerous federal, state and local departments and agencies are authorized by statute to issue, and have issued, rules and regulations binding upon participants in the oil and gas industry. Our operations and the markets in which we participate are affected by these laws and regulations and may be affected by changes to such laws and regulations in the future, which may cause us to incur materially increased operating costs or realize materially lower revenue, or both.

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

We anticipate that a significant portion of our customers’ oil and gas production will be developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. We do not engage in any hydraulic fracturing activities ourselves although many of our customers may do so. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level that could lead to delays, increased operating costs and prohibitions for our customers, such regulations could reduce demand for our services and materially adversely affect our results of operations.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services we provide.

In recent years, the U.S. Congress has considered legislation to restrict or regulate greenhouse gases (“GHGs”), such as carbon dioxide and methane that may be contributing to global warming. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHGs, primarily through the planned development of emission inventories or regional GHG cap and trade programs.

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

New environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our customers’ operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance. Water that is used to fracture gas wells must be removed when it flows back to the wellbore. Our future customers’ or acquisition targets’ ability to remove and dispose of water will affect production and the cost of water treatment and disposal and may affect their profitability. The imposition of new environmental initiatives and regulations could include restrictions on our customers’ ability to conduct hydraulic fracturing or disposal of waste, including produced water, drilling fluids and other wastes associated with the exploration, development and production of hydrocarbons. This may have an adverse impact on our business.

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

The market for our future services and products is characterized by changing technology and product introduction. As a result, our success is dependent upon our ability to develop or acquire new services and products on a cost-effective basis and to introduce them into the marketplace in a timely manner. While we intend to continue committing substantial financial resources and effort to the development of new services and products, we may not be able to successfully differentiate our future services and products from those of our competitors. Our future clients may not consider our proposed services and products to be of value to them; or if the proposed services and products are of a competitive nature, our clients may not view them as superior to our competitors’ services and products. In addition, we may not be able to adapt to evolving markets and technologies, develop new products, or achieve and maintain technological advantages.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses. These material weaknesses were associated with our lack of sufficient segregation of duties within accounting functions. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

Risks Related to Our Common Stock

Because we did not timely comply with our SEC filing obligations, our common stock was dropped to the OTC Pink Market and is currently designated with a “stop sign,” which may limit our trading market and may adversely affected the liquidity of our common stock.

We did not timely file with the SEC this Annual Report on Form 10-K for the year ended December 31, 2018, and we have not yet filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019.  As a consequence, our common stock has been moved from the OTCQB Venture Market to the OTC Pink Market, which is a more limited market than the OTCQB marketplace. Securities on the Pink Market are more volatile, and the risk to investors is greater.  Furthermore, our common stock is currently designated with a Pink Market “stop sign,” indicating that current public information about our Company is not available due to “delinquent SEC reporting.” The quotation of our common stock on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have an adverse impact on our ability to raise capital in the future.

Once we are current with our SEC filing obligations and the “stop sign” is removed, we will need to reapply to the OTC Markets Group before our common stock can trade on the OTCQB, which application may or may not be approved. There can be no assurance that there will be a more active market for our shares of common stock either now or in the future or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, our stockholders may not find purchasers for our securities should they to desire to sell them.

The price of our common stock could experience significant volatility.

The market price for our common stock could fluctuate due to various factors. In addition to other factors described in this section, these factors may include, among others:

●	conversion of outstanding stock options or warrants;

●	announcements by us or our competitors of new investments;

●	developments in existing or new litigation;

●	changes in government regulations;

●	fluctuations in our quarterly and annual operating results; and

●	general market and economic conditions.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

As of December 31, 2018, we had outstanding stock options to purchase an aggregate of 221,713 shares of common stock and warrants to purchase an aggregate of 2,713,103 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants and we would be able to obtain a higher price for our common stock than we would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and the terms on which we could obtain additional financing. The ownership interest of our existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

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

There was no further activity related to this case during the years ended December 31, 2018 and 2017, respectively.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Pink Market operated by OTC Markets Group under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2018 and 2017 during which time our common stock was quoted on the OTCQB Venture Market. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

On December 19, 2017, we completed a 1-for-38 reverse stock split of our outstanding common stock. As a result of this stock split, our issued and outstanding common stock decreased from 197,769,460 to 5,206,150 shares. Accordingly, the bid prices in the following table have been adjusted to show the effect of this stock split.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2018	First Quarter	$4.00	$3.01
	Second Quarter	$3.05	$1.90
	Third Quarter	$1.92	$1.01
	Fourth Quarter	$1.15	$0.30
2017	First Quarter	$5.32	$1.90
	Second Quarter	$3.04	$1.14
	Third Quarter	$9.12	$1.14
	Fourth Quarter	$9.50	$3.80

Holders

On December 31, 2018, there were approximately, 1,424 holders of record of our common stock. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2018 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2018 fiscal year.

Purchases of Equity Securities

We did not purchase any of our own common stock during the fourth quarter of 2018.

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

We plan to continue our U.S. oilfield services company acquisition initiative, aimed at companies which are already using one or more of the Armacor brand of Liquidmetal coating products and/or which are recognized as a high-quality services provider to strategic customers in the major North American oil and gas basins. When completed, we expect that each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our amorphous alloy technology products. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration, future product development and planning.

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

Recent Developments

On July 31, 2018, the Company entered into a stock purchase agreement to purchase 100% of the issued and outstanding common stock of Pro-Tech, a hardbanding company servicing Oklahoma, Texas, Kansas, Arkansas, Louisiana, and New Mexico. The Company believes that the acquisition of Pro-Tech will create opportunities to leverage its existing portfolio of intellectual property to fulfill its mission of operating as a technology-focused oilfield services company. The stock purchase agreement was included as Exhibit 10-1 on the form 8-K filed by us on August 2, 2018.

On July 31, 2018, the Company entered into a loan agreement to fund the acquisition of Pro-Tech with Kodak, pursuant to which the Company borrowed from Kodak $375,000 under the Kodak Note. Under the loan agreement with Kodak, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share. The loan agreement with Kodak was included as Exhibit 10-3 on the form 8-K filed by us on August 2, 2018.

Results of Operations

The following summarizes key components of our results of operations during the years ended December 31, 2018 and 2017.

General and Administrative Expense: General and administrative expenses increased $11,510,924, or 526%, to $13,701,391 for the year ended December 31, 2018 from $2,190,467 for the year ending December 31, 2017. The increase is primarily due to share based compensation of $11,281,602 recorded in connection with a settlement agreement and mutual release entered into by the Company with VPEG. See Note 13, Related Party Transactions, for further information.

Depreciation and Amortization: Depreciation and amortization expenses increased $666,486 or 4,299% to $681,988 for the twelve months ended December 31, 2018 from $15,502 for the twelve months ended December 31, 2017 mainly due to the amortization of intangible assets acquired in connection with the Transaction Agreement described in Item 1 under the header Transaction Agreement. Also see Note 6, Goodwill and Other Intangible Assets, for further information.

Interest Expense: Interest expense decreased $92,201, or 27%, to $246,035 for the twelve months ended December 31, 2018 from $338,236 for the twelve months ended December 31, 2017. The decrease is primarily due to the restructuring of notes payable to affiliates under the Settlement Agreement and the restructuring of the Rogers note payable under the New Rogers Settlement Agreement. See Note 8, Notes Payable, for further information.

Income Taxes: There is no provision for income tax expenses recorded for either the twelve months ended December 31, 2018 or December 31, 2017 due to the net operating losses, (“NOL”) for both years. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance thus be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Loss from Continuing Operations: Loss from continuing operations increased $24,949,601, or 987%, to $27,478,304 for the twelve months ended December 31, 2018 from $2,528,703 for the twelve months ended December 31, 2017. The increase is primarily due to impairment of intangible assets of $14,165,833 and share-based compensation expense of $11,281,602 incurred associated with the Settlement Agreement and the Divestiture Agreement. See Note 6, Goodwill and Other Intangible Assets and Note 13, Related Party Transactions, for further information.

Income/(Loss) from Discontinued Operations: Income from discontinued operations was $168,794 for the twelve months ended December 31, 2018, which represents an increase of $18,360,377, or 101%, from a loss of $18,191,583 for the twelve months ended December 31, 2017. The loss from discontinued operations in 2017 is due to the divestiture of our 50% interest in the Aurora partnership. Income from discontinued operations in 2018 is due to trailing activity managed by the Company on behalf of the Aurora partnership.

Liquidity and Capital Resources

Going Concern

Historically we have experienced, and we continue to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New VPEG Note to fund operations. In addition to increasing cashflow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, including the Proposed Private Placement, which will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

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

Capital Resources

During 2018 and 2017, we converted several related party debt instruments to equity, including the McCall Settlement Agreement, the Navitus Settlement Agreement, the Insider Settlement Agreement, the VPEG Private Placement, the VPEG Settlement Agreement, the VPEG Note and the Settlement Agreement. Cash proceeds from loans and new contributions to the Aurora partnership by Navitus have allowed the Company to continue operations and enter into agreements including the Purchase Agreement, the Transaction Agreement, the AVV Sublicense and the Trademark License. We currently rely on financing obtained from VPEG through the New VPEG Note to fund operations while we enact our strategy to become a technology-focused oilfield services company and seek to close the Proposed Private Placement.

See Note 13, Related Party Transactions, to the consolidated financial statements for further information on these agreements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

	Cash Flow
	Fiscal Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(1,401,685)	$(1,938,140)
Net cash provided by (used in) investing activities	(563,633)	3,261
Net cash provided by financing activities	2,017,684	1,902,806
Net increase (decrease) in cash and cash equivalents	52,366	(32,073)
Cash and cash equivalents at beginning of year	24,383	56,456
Cash and cash equivalent at end of year	$76,749	$24,383

Net cash used in operating activities for the year ended December 31, 2018 was $1,401,685 after the net loss of $27,309,510 was decreased by impairment of intangible assets of $14,165,533 and $11,414,952 in share based compensation expense. This compares to cash used in operating activities for the year ended December 31, 2017 of $1,938,140 after the net loss for that period of $20,720,286 was decreased by loss on disposal of discontinued operations of $18,205,884 and $312,351 in share based compensation expense.

Net cash used in investing activities for the year ended December 31, 2018 was $563,633, due to the acquisition of Pro-Tech. This compares to $3,261 of cash provided by investing activities for the year ended December 31, 2017 due to the revision of furniture and fixtures.

Net cash provided by financing activities for the year ended December 31, 2018 was $2,017,684, primarily due to debt financing proceeds from an affiliate. This compares to $1,902,806 in net cash provided by financing activities during the year ended December 31, 2017, which includes $1,135,000 of debt financing proceeds from an affiliate, $1,170,000 of contributions from Navitus and others, which were partially offset by $570,500 in principal payments on debt financing.

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

Cash and Cash Equivalents:

We consider all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. We had no cash equivalents at December 31, 2018 and 2017.

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property, plant and equipment is disposed of, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is included in Other income/(expense) in the consolidated statement of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Asset category	Useful Life
Welding equipment, Trucks, Machinery and equipment	5 years
Office equipment	5 - 7 years
Computer hardware and software	7 years

See Note 5, Property, plant and equipment, to our consolidated financial statements, for further information.

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of three to seven years.

Fair Value:

At December 31, 2018 and December 31, 2017, the carrying value of our financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, the Company has not recorded an allowance for doubtful accounts at December 31, 2018. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

Inventory

The Company’s inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2018 or 2017.

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

The Company’s Goodwill balance consists of the amount recognized in connection with the acquisition of Pro-Tech. See Note 4, Pro-Tech Acquisition, for further information. The Company’s other intangible assets are comprised of contract-based and marketing-related intangible assets, as well as acquisition-related intangibles. Acquisition-related intangibles include the value of Pro-Tech’s trademark and customer relationships, both of which are being amortized over their expected useful lives of 10 years beginning August 2018.

The Company’s contract-based intangible assets include an agreement to sublicense certain patents belonging to AVV (the “AVV Sublicense”), a license (the “Trademark License”) to the trademark of Liquidmetal Coatings Enterprises LLC (“Liquidmetal”), and several non-compete agreements made in connection with the acquisition of the AVV Sublicense and the Trademark License (the “Non-Compete Agreements”). The contract-based intangible assets have useful lives of approximately 11 years for the AVV Sublicense and 15 years for the Trademark License. With the initiation of a multi-year strategy plan involving synergies between the acquisition of Pro-Tech and the Company’s existing intellectual property, the Company has begun to use the economic benefits of its intangible assets, and therefore began amortization of its intangible assets on a straight-line basis over the useful lives indicated above beginning July 31, 2018, the effective date of the Pro-Tech acquisition.

During the year ended December 31, 2018, we recorded impairment of the AVV Sublicense, the Trademark License and the Non-Compete Agreements totaling $14,165,833. See Note 6, Goodwill and Other Intangible Assets, for further information.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), on a modified retrospective basis. The Company recognizes revenue as it satisfies contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. All performance obligations of the Company’s contracts with customers are satisfied over the duration of the contract as customer-owned equipment is serviced and then made available for immediate use as completed during the service period. The Company has reviewed its contracts with customers, all of which relate to Pro-Tech, and determined that due to their short-term nature, with durations of several days of service at the customer’s location, it is only those contracts that occur near the end of a financial reporting period that will potentially require allocation to ensure revenue is recognized in the proper period. The Company has reviewed all such transactions and recorded revenue accordingly. No unearned revenue has been recognized as a result of the adoption of ASC 606.

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 11, Stock Options, for further information.

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

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2018 and 2017, respectively. The weighted average number of common shares outstanding was 21,290,933 at December 31, 2018. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table outlines outstanding common stock shares and common stock equivalents.

	Years Ended December 31,
	2018	2017
Common Stock Shares Outstanding	28,037,713	5,206,174
Common Stock Equivalents Outstanding
Warrants	2,713,103	527,367
Stock Options	221,713	223,556
Unconverted Preferred A Shares	68,966	137,932
Total Common Stock Equivalents Outstanding	3,003,782	888,855

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, on a modified retrospective basis. See Summary of Critical Accounting Policies above under the header Revenue Recognition for further information.

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

Recently Issued Accounting Standards

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2018, our internal control over financial reporting was not effective due to the following material weaknesses.

We lack sufficient segregation of duties within accounting functions, which is a basic internal control. In addition, we currently do not have any full-time accounting personnel. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness.

In order to cure the foregoing material weakness, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2018, that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding the names, ages (as of January 27, 2020) and positions held by each of our executive officers.

Name	Age	Positions Held
Kevin DeLeon	51	Chief Executive Officer, President, Principal Financial and Accounting Officer and Director
Ronald W. Zamber	57	Chairman of the Board of Directors
Robert Grenley	60	Director
Ricardo A. Salas	55	Director

Effective March 1, 2019, Mr. Julio C. Herrera resigned as a member of the Board of Directors.

Effective April 17, 2019, Mr. Kenneth Hill resigned as the Chief Executive Officer, interim Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors.

Effective November 6, 2019, Mr. Eric Eilertsen resigned as a member of the Board of Directors.

Kevin DeLeon – Chief Executive Officer, President, Principal Financial and Accounting Officer and Director

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

Ricardo A. Salas – Director

Mr. Salas has served as a member of our Board of Directors since August 21, 2017. He has served as the President of Armacor Holdings, LLC, an investment holding company for Liquidmetal Coatings, LLC, which develops, supplies and provides application service of leading metallic coatings which protect against wear and corrosion in oil & gas, power, pulp & paper and other industrial environments, since May of 2012. He has served as a Director of Liquidmetal Coatings, LLC since June 2007. Between 2008 and 2015, Mr. Salas served as Executive Vice President and a Director of Liquidmetal Technologies, Inc., a pioneer in developing and commercializing a family of amorphous metal alloys. In 2001, he founded and became CEO of iLIANT Corporation, a health care information technology and outsourcing service provider. Following iLIANT’s merger with MED3000 Group, Inc., he continued to serve as a Director of MED3000 Group, Inc. and on its Special Committee leading up to its sale to McKesson Corporation in December of 2012. He serves as a Director of Advantum Health, a private equity backed healthcare IT enabled services company. Mr. Salas received an Economics degree from Harvard College in 1986. Mr. Salas was selected to serve on our Board of Directors due to his extensive management experience.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We chose to appoint a separate chairman of our Board of Directors who is not our Chief Executive Officer. Our Board of Directors has made this decision based on their belief that an independent Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

Our Board of Directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. While management is responsible for identifying risks, our Board of Directors has charged the Audit Committee of the Board of Directors with evaluating financial and accounting risk and the Compensation Committee of the Board of Directors with evaluating risks associated with employees and compensation. Investor- related risks are usually addressed by the Board of Directors as a whole. We believe an independent Chairman of the Board adds an additional layer of insight to our Board of Directors’ risk oversight process.

Independent Directors

In considering and making decisions as to the independence of each of the directors of our Company, the Board considered transactions and relationships between our Company and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). For the year ended December 31, 2018, the Board has determined that the following directors and director nominees are independent as defined in applicable SEC and Nasdaq Stock Market rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Marketplace Rule 5605: Ron Zamber, Rob Grenley, and Ricardo A. Salas. Mr. Herrera resigned as a member of the Board of Directors effective March 1, 2019. Mr. Eilertsen resigned as a member of the Board of Directors effective November 6, 2019.

Audit Committee

Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee is responsible for, among other things:

●	appointing, evaluating and determining the compensation of our independent auditors;

●	establishing policies and procedures for the review and pre-approval by the Audit Committee of all auditing services and permissible non-audit services (including the fees and terms thereof) to be performed by the independent auditor;

●	reviewing with our independent auditors any audit problems or difficulties and management’s response;

●	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

●	discussing our financial statements with management and our independent auditors;

●	reviewing and discussing reports from the independent auditor on critical accounting policies and practices used by our Company and alternative accounting treatments;

●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

●	reviewing and discussing with management our major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	meeting separately and periodically with management and our internal and independent auditors;

●	reviewing matters related to the corporate compliance activities of our Company;

●	reviewing and approving our code of ethics, as it may be amended and updated from time to time, and reviewing reported violations of the code of ethics;

●	annually reviewing and reassessing the adequacy of our Audit Committee charter; and

●	such other matters that are specifically delegated to our Audit Committee by our Board from time to time.

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

Compensation Committee

Our Board of Directors has established a Compensation Committee to discharge our Board’s responsibilities relating to compensation of our Chief Executive Officer and other executive officers and to provide general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include:

●	reviewing and approving objectives relevant to executive officer compensation;

●	evaluating performance and recommending to the Board of Directors the compensation, including any incentive compensation, of our Chief Executive Officer and other executive officers in accordance with such objectives;

●	reviewing and approving compensation packages for new executive officers and termination packages for executive officers;

●	recommending to the Board of Directors the compensation for our directors;

●	administering our equity compensation plans and other employee benefit plans;

●	reviewing periodic reports from management on matters relating to our personnel appointments and practices;

●	evaluating periodically the Compensation Committee charter;

●	such other matters that are specifically delegated to our Compensation Committee by our Board from time to time.

Our Board of Directors has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Ronald W. Zamber and Ricardo A. Salas. Dr. Zamber serves as the chair of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee satisfies the independence requirements of The Nasdaq Stock Market.

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

Our Board does not have a specific policy with regard to the consideration of candidates recommended by stockholders, however any nominees proposed by our stockholders will be considered on the same basis as nominees proposed by the Board. If you or another stockholder want to submit a candidate for consideration to the Board, you may submit your proposal to our interim Corporate Secretary, Kevin DeLeon, in with the stockholder communication procedures set forth below.

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Kevin DeLeon, Corporate Secretary, at kdeleon@vpeg.net, or to the following address (our principal executive offices): Board of Directors, c/o Corporate Secretary, 3355 Bee Caves Road, Suite 608, Austin, Texas 78746.

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

During and with respect to our 2018 fiscal year, the following forms were filed past their respective deadlines: Form 3 for Armacor Victory Ventures LLC.

Item 11. Executive Compensation

Summary Compensation Table - Fiscal Years Ended December 31, 2018 and 2017

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Kenneth Hill, Chief Executive Officer and Chief Financial Officer (2)	2018	250,000	—	250,000
	2017	230,809	300,000	530,809

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	On August 21, 2017, we entered into an amended and restated employment agreement with Mr. Kenneth Hill. Under the amended and restated employment agreement, we agreed to pay Mr. Hill a salary of $250,000 per year, and he will be eligible for annual bonuses at the discretion of our Board. In addition, we agreed to grant Mr. Hill an option to purchase 197,369 shares of our common stock, which option has an exercise price of $1.52 per share and vests in 36 equal monthly installments. Mr. Hill will also be eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and our generally applicable policies. The term of the amended and restated employment agreement is for three (3) years and automatically renews for additional one-year periods unless terminated. Either party may terminate the amended and restated employment agreement at any time upon at least 30 days written notice (other than a termination by us for Cause).

Mr. Hill’s employment with the Company was terminated in April 2019, at which time Mr. Kevin DeLeon assumed the role of Chief Executive Officer of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2018.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	3,948	—	—	$13.30	4/23/2024
	9,869	—	—	$10.26	8/28/2025
Kenneth Hill	87,720	109,649	—	$1.52	8/21/2027

Director Compensation

No member of our Board of Directors received any compensation for services as a director during the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of January 27, 2020 (i) by each person who is known by us to beneficially own more than 5% of our voting stock; (ii) by each of our officers, directors and director nominees; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our Company, 3355 Bee Caves Road, Suite 608, Austin, Texas 78746.

				Amount of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Shares	Options	Warrants	Common Stock	Series D PS Converted to CS	Percent of Common Stock(2)	Percent of Total Voting Stock(3)
Ronald Zamber, Director (4)	7,261,501	-	2,205,868	9,467,369	-	31.30%	31.30%
Robert Grenley, Director (5)	3,357	-	10,000	13,357	-	0.05%	0.05%
Ricardo A. Salas, Director (6)	20,000,000	-	-	20,000,000	-	71.33%	71.33%
All directors and officers as a group (4 persons named above)	27,264,858	-	2,215,868	29,480,726	-	97.45%	97.45%
David McCall (7)	23,171	-	8,948	32,119	145,958	0.11%	0.63%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 28,037,713 shares of our common stock outstanding as of January 27, 2020.

(3)	There were no shares of voting stock other than common stock outstanding as of January 27, 2020.

(4)	Includes 291,866 shares of common stock and warrants for the purchase of 23,158 shares of common stock exercisable within 60 days held by Dr. Zamber; 4,382,872 shares of common stock owned by Navitus Energy Group, of which Mr. Zamber is the managing member of its managing partner, James Capital Consulting, LLC; 2,787 shares of common stock and warrants for the purchase of 2,343 shares of common stock exercisable within 60 days owned by James Capital Consulting, LLC; 64,951 shares of common stock owned by Visionary Investments, LLC, of which Dr. Zamber is sole member; 2,519,025 shares of common stock and warrants for the purchase of 2,090,223 shares of common stock exercisable within 60 days owned by Visionary Private Equity Group I, LP, of which Dr. Zamber is senior managing director of its general partner, Visionary PE GP I, LLC; and warrants for the purchase of 90,144 shares of common stock exercisable within 60 days owned by Navitus Partners, LLC, of which Dr. Zamber is a Director.

(5)	Includes 3,357 shares of common stock and warrants for the purchase of 10,000 shares of common stock exercisable within 60 days.

(6)	Represents 20,000,000 shares issued to Armacor Victory Ventures, LLC, pursuant to the Supplementary Agreement, dated April 10, 2018 among the Company and Armacor Victory Ventures, LLC. Mr. Salas is the managing member of Armacor Victory Ventures, LLC.

(7)	Includes 19,348 shares of common stock and warrants for the purchase of 8,948 shares of common stock exercisable within 60 days owned by Mr. McCall, and 3,823 shares of common stock owned by 1519 Partners LLC, of which Mr. McCall is the controlling partner.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2018.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	15,660	$11.38	15,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	15,660	$11.38	15,000,000

In 2014, our Board of Directors and stockholders approved our 2014 Long Term Incentive Plan. As of December 31, 2018, 3,367,500 shares of unrestricted common stock and 595,000 options were issued under our 2014 Long Term Incentive Plan. As of December 31, 2018, no shares remain available under the 2014 Long Term Incentive Plan.

In 2017, our Board of Directors and stockholders approved our 2017 Equity Incentive Plan. As of December 31, 2018, no shares have been granted under our 2017 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2018 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions

●	On August 21, 2017, we entered into a settlement agreement and mutual release with Messrs. Ronald Zamber and Greg Johnson (affiliate of Navitus), pursuant to which all obligations of our Company to Messrs. Zamber and Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, was converted into 65,591.4971298402 shares of our Series C Preferred Stock, 46,699.9368965913 shares of which were issued to Dr. Zamber and 18,891.5602332489 shares of which were issued to Mr. Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of our common stock, with 243,948 shares issued to Ron Zamber and 98,685 shares issued to Greg Johnson.

●	On August 21, 2017, we entered into a settlement agreement and mutual release with Dr. Zamber and Mrs. Kim Rubin Hill, the wife of Kenneth Hill, our Chief Executive Officer, pursuant to which all obligations of our Company to Dr. Zamber and Mrs. Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, was converted into 4,408.03072109141 shares of our Series C Preferred Stock, 1,889.1560233248900 shares of which were issued to Dr. Zamber and 2,518.8746977665200 shares of which were issued to Mrs. Hill. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 23,027 shares of our common stock, with 9,869 shares issued to Dr. Zamber and 13,158 shares issued to Ms. Hill.

●	On August 21, 2017, we entered into a settlement agreement and mutual release with VPEG, pursuant to which all obligations of our Company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,409.64, was converted into 110,000.472149068 shares of our Series C Preferred Stock. Some of the obligations to VPEG arose pursuant to the private placement note described above. Pursuant to the settlement agreement and mutual release, the 12% unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 940,272 shares of our common stock.

●	On January 17, 2018, the Company and VPEG entered into a second amendment to the VPEG Note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the VPEG Note; (ii) that VPEG will have the option but not the obligation to loan the Company additional amounts under the VPEG Note; and (iii) that, in the event that VPEG exercises its option to convert the note into shares of common stock at any time after the maturity date and prior to payment in full of the principal amount of the VPEG Note, the Company shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share.

●	On April 10, 2018, the Company and AVV entered into a supplementary agreement (the “Supplementary Agreement”) to address breaches or potential breaches under the Transaction Agreement, including AVV’s failure to contribute the full amount of the Cash Contribution. Pursuant to the Supplementary Agreement, the Series B Convertible Preferred Stock issued under the Transaction Agreement was canceled and, in lieu thereof, the Company issued to AVV 20,000,000 shares of its common stock (the “AVV Shares”). The Supplementary Agreement contains certain covenants by AVV, including a covenant that AVV will use its best efforts to help facilitate approval of a proposed $7 million private placement of the Company’s common stock at a price per share of $0.75, which will include 50% warrant coverage at an exercise price of $0.75 per share (the “Proposed Private Placement”), and that AVV will invest a minimum of $500,000 in the Proposed Private Placement.

●	On April 10, 2018, the Company and VPEG entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which VPEG agreed to release and discharge the Company from its obligations under the VPEG Note. Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Note, the Company issued to VPEG 1,880,267 shares of its common stock and a five-year warrant to purchase 1,880,267 shares of its common stock at an exercise price of $0.75 per share, to be reduced to the extent the actual price per share in the Proposed Private Placement is less than $0.75.

●	On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan to VPEG up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of the Company’s assets, and at the option of VPEG will be convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. The balance of the New VPEG Note was $0 and $720,000 as of December 31, 2017 and September 30, 2018, respectively (see Note 8, Notes Payable, for further information).

●	On April 23, 2018, the Company filed a Certificate of Withdrawal with the Nevada Secretary of State to withdraw the designation of the Series B Convertible Preferred Stock and return such shares to undesignated preferred stock of the Company.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our board of directors has determined that Ron Zamber, Robert Grenley and Ricardo A. Salas are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2018 and 2017, we paid $132,171 and $152,256, respectively, in fees to our principal accountants.

Tax Fees

For the years ended December 31, 2018 and 2017, we paid $2,375 and $5,000, respectively, in fees to our principal accountants for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

All fees described above for the years ended December 31, 2018 and 2017, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to the Consolidated Financial Statements:

(2) Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(a) Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

10.1	Transaction Agreement, dated August 21, 2017, between Victory Energy Corporation and Armacor Victory Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2017)

10.2	Exclusive Sublicense Agreement, dated August 21, 2017, between Armacor Victory Ventures, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 24, 2017)

10.3	Trademark License Agreement, dated August 21, 2017, between Liquidmetal Coatings Enterprises, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 24, 2017)

10.4	Lock-Up and Resale Restriction Agreement, dated August 21, 2017, by and among Victory Energy Corporation and certain holders signatory thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 24, 2017)

10.5	Non-Competition and Non-Solicitation Agreement, dated August 21, 2017, between Armacor Victory Ventures, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 24, 2017)

10.6	Non-Competition and Non-Solicitation Agreement, dated August 21, 2017, between Armacor Holdings, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on August 24, 2017)

10.7	Non-Competition and Non-Solicitation Agreement, dated August 21, 2017, between LM Group Holdings, LLC and Victory Energy Corporation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 24, 2017)

10.8	Loan Agreement, dated August 21, 2017, between Visionary Private Equity Group I, LP and Victory Energy Corporation (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 24, 2017)

10.9	Secured Convertible Original Issue Discount Promissory Note issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on August 21, 2017 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on August 24, 2017)

10.10	Amendment No. 1 to Secured Convertible Original Issue Discount Promissory Note and to Loan Agreement, dated October 11, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 17, 2017)

10.11	Amendment No. 2 to Secured Convertible Original Issue Discount Promissory Note and to Loan Agreement, dated January 17, 2018 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 17, 2018)

10.12	Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and Visionary Private Equity Group I, LP (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on August 24, 2017)

10.13	Securities Purchase Agreement, dated as of February 1, 2017, among Victory Energy Corporation and Visionary Private Equity Group I, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2017)

10.14	Registration Rights Agreement, dated February 3, 2017, between Victory Energy Corporation and Visionary Private Equity Group I, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2017)

10.15	Unsecured Promissory Note issued by Victory Energy Corporation in favor of Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 7, 2017)

10.16	Divestiture Agreement, dated August 21, 2017, between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on August 24, 2017)

10.17	Amendment No. 1 to the Divestiture Agreement, dated September 14, 2017, between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 20, 2017)

10.18	Lock-Up and Resale Restriction Agreement, dated September 14, 2017, by and between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 20, 2017)

10.19	Mutual Release, dated December 13, 2017, between Victory Energy Corporation and Navitus Energy Group (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 19, 2017)

10.20	Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and McCall Law Firm (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on August 24, 2017)

10.21	Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and Ron Zamber and Greg Johnson (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on August 24, 2017)

10.22	Settlement Agreement and Mutual Release, dated August 21, 2017, between Victory Energy Corporation and Ron Zamber and Kim Rubin Hill (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on August 24, 2017)

10.23	Mutual Release and Settlement Agreement, effective December 9, 2016, by and among Tela Garwood Limited, LP, Aurora Energy Partners and Victory Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2016)

10.24	Settlement and Forbearance Agreement, dated March 22, 2016, between Victory Energy Corporation and Oz Gas Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed on March 29, 2016)

10.25	Credit Agreement, dated as of February 20, 2014, between Aurora Energy Partners and Texas Capital Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2014)

10.26	Forbearance Agreement, dated December 2, 2016, by and between Aurora Energy Partners and Texas Capital Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2016)

10.27 †	Amended and Restated Employment Agreement, dated August 21, 2017, between Victory Energy Corporation and Kenneth E. Hill (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on August 24, 2017)

10.28 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.29 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.30	Supplementary Agreement dated April 10, 2018, between Victory Oilfield Tech, Inc. and Armacor Victory Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2018)

10.31	Settlement Agreement and Mutual Release dated April 10, 2018, between Victory Oilfield Tech, Inc. and Visionary Private Equity Group I, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 12, 2018)

10.32	Loan Agreement dated April 10, 2018, by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2018)

10.33	Loan Agreement dated as of July 31, 2018, by and between Kodak Brothers Real Estate Cash Flow Fund, LKLC and Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 2, 2018)

10.34	Secured Convertible Promissory Note, issued by Victory Oilfield Tech, Inc. to Kodak Real Estate Cash Flow Fund, LLC on July 31, 2018 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed August 2, 2018)

10.35	Extension and Modification Agreement, dated as of July 11, 2019, among Victory Oilfield Tech, Inc., Kodak Brothers Real Estate Cash Flow Fund, LLC and Pro-Tech Hardbanding Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2019)

10.36	Second Extension and Modification Agreement, dated as of October 21, 2019, among Victory Oilfield Tech, Inc., Kodak Brothers Real Estate Cash Flow Fund, LLC and Pro-Tech Hardbanding Services, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 24, 2019)

10.37	Supply and Service Agreement, dated as of September 6, 2019, by and between Liquidmetal Coatings Enterprises, LLC and Victory Oilfield Tech, Inc. ((incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 10. 2019)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2017)

99.2	Compensation Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 20, 2017)

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Victory Oilfield Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Oilfield Tech, Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers effective January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weaver and Tidwell, L.L.P.

We have served as the Company’s auditor since 2013.

Austin, Texas

January 27, 2020

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$76,746	$24,383
Accounts receivables, net	399,325	-
Inventory	62,575	-
Prepaid & other current assets	107,360	113,967
Total current assets	646,006	138,350

Property, plant and equipment	721,983	43,622
Accumulated depreciation	(106,316)	(43,133)
Property, plant and equipment, net	615,667	489
Goodwill	145,149	-
Other intangible assets , net	3,027,860	17,630,000

Total Assets	$4,434,682	$17,768,839
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$700,234	$590,870
Accrued and other short term liabilities	118,130	383,564
Short term notes payable, net	867,484	-
Short term notes payable - affiliate, net	1,115,400	896,500
Total current liabilities	2,801,248	1,870,934

Long term notes payable, net	436,770	-
Total long term liabilities	436,770	-
Total Liabilities	$3,238,018	$1,870,934

Stockholders’ Equity
Preferred Series B stock, $0.001 par value, 0 shares authorized and 0 shares issued and outstanding at December 31, 2018; 800,000 shares authorized and 800,000 shares issued and outstanding at December 31, 2017	$-	$800
Preferred Series C stock, $0.001 par value, 0 shares authorized and 0 shares issued and outstanding at December 31, 2018; 810,000 shares authorized and 180,000 shares issued and outstanding at December 31, 2017	-	180
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 18,333 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	8	18
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 5,206,174 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	28,038	5,206
Receivable for stock subscription	(245,000)	(4,800,000)
Additional paid-in capital	95,584,164	87,552,737
Accumulated deficit	(94,170,546)	(66,861,036)
Total stockholders’ equity	1,196,664	15,897,905
Total Liabilities and Stockholders’ Equity	$4,434,682	$17,768,839

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2018 and 2017

	For the 12 Months Ended
	December 31,
	2018	2017
Total revenue	1,034,317	-
Total cost of revenue	504,091	-
Gross profit	530,226	-
Operating expenses
Selling, general and administrative	13,701,391	2,190,467
Impairment loss	14,165,833	-
Total operating expenses	27,867,224	2,190,467
Loss from operations	(27,336,998)	(2,190,467)
Other income/(expense)
Other income	11,198	-
Interest expense	(246,035)	(338,236)
Total other income/(expense)	(234,837)	(338,236)
Loss from continuing operations before tax benefit	(27,571,835)	(2,528,703)
Tax benefit	93,531	-
Loss from continuing operations	(27,478,304)	(2,528,703)
Income/(loss) from discontinued operations	168,794	(18,191,583)
Loss applicable to common stockholders	(27,309,510)	(20,720,286)
Loss per share applicable to common stockholders
Basic and diluted
Loss per share from continuing operations	$(1.29)	$(2.43)
Income/(loss) per share from discontinued operations	$0.01	$(17.50)
Loss per share, basic and diluted	$(1.28)	$(19.93)
Weighted average shares, basic and diluted	21,290,933	1,039,420

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018 and 2017

	For the 12 Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,309,510)	$(20,720,286)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on disposal of discontinued operations, net of tax		18,205,884
Accretion of asset retirement obligations	-	9,613
Amortization of deferred financing costs	-	6,237
Amortization of debt discount	41,060	210,000
Amortization of intangible assets	611,355	-
Provision for deferred taxes	(88,820)	-
Impairment of intangible assets	14,165,833	-
Warrants issued with note payable	37,109	-
Depreciation	63,183	91,321
Share-based compensation	11,413,072	312,351
Change in operating assets and liabilities:	-
Accounts receivable	(135,247)	(2,304)
Accounts receivable - affiliate	-	126,243
Inventory	(8,211)	-
Prepaid & Other Current Assets	16,541	(104,016)
Accounts payable	53,806	215,924
Accrued liabilities - related parties	-	(58,435)
Accrued and other short term liabilities	(261,859)	(312,172)
Accrued interest on short term notes payable - affiliate	-	81,500
Net cash used in operating activities	(1,401,688)	(1,938,140)
CASH FLOWS FROM INVESTING ACTIVITIES
Revisions of furniture and fixtures	-	3,261
Acquisition of Pro-Tech, net of cash acquired	(563,633)	-
Net cash provided by (used in) investing activities	(563,633)	3,261
CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest contributions	-	1,170,000
Debt financing proceeds - affiliate	1,729,100	1,135,000
Repayment of debt - affiliate	(100,000)	-
Proceeds from long-term notes payable	747,664	(570,500)
Payment of long-term notes payable	(87,500)	-
Debt forgiveness	(11,196)	-
Receivable for stock subscription	-	200,000
Contributions - affiliate	(70,384)	-
Redemption of preferred stock	(190,000)	(31,694)
Net cash provided by financing activities	2,017,684	1,902,806
Net change in cash and cash equivalents	52,363	(32,073)
Beginning cash and cash equivalents	24,383	56,456
Ending cash and cash equivalents	$76,746	$24,383

	For the 12 Months Ended December 31,
	2018	2017
Supplemental cash flow information:
Cash paid for:
Interest	$22,625	$20,469
Non-cash investing and financing activities:
Accrued interest and amortization of debt discount	$224,656	$317,767
Equity conversion of note payable	$1,410,200	$-
Revisions to depreciation	$-	$6,086
Intangible assets acquired	$172,519	$17,330,000
Receivable for stock subscription	$-	$4,800,000
Note payable to seller	$614,223	$-

The accompanying notes are an integral part of these consolidated financial statements.

The Consolidated Statements of Cash Flows include cash flows from continuing operations along with discontinued operations.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

For the years ended December 31, 2018 and 2017

	Common Stock		Preferred B		Preferred C		Preferred D		Receivable	Additional
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		for Stock	Paid	Accumulated	Noncontrolling
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	In Capital	Deficit	Interest	Total Equity
December 31, 2016 Balance	823,278	$823	-	$-	-	$-	-	$-	$-	$35,825,876	$(46,140,750)	$7,885,166	$(2,428,885)
Contributions from noncontrolling interest owners												1,170,000	1,170,000
Change in non-controlling interest												(9,055,166)	(9,055,166)
Discount on note payable										210,000			210,000
Share based compensation										312,351			312,351
Receivable for stock subscription									(4,800,000)				(4,800,000)
Preferred shares issued, net of redemptions			800,000	800	180,000	180	18,333	18		99,907,100			99,908,098
Discount on preferred stock										(75,500,259)			(75,500,259)
Issuance of common stock	4,382,896	4,383								26,797,669			26,802,052
Loss attributable to common stockholders											(20,720,286)		(20,720,286)
December 31, 2017 Balance	5,206,174	$5,206	800,000	$800	180,000	$180	18,333	$18	$(4,800,000)	$87,552,737	$(66,861,036)	$-	$15,897,905
Cancellation of Preferred Series B	20,000,000	20,000	(800,000)	(800)		-		-	(245,000)	225,800	-		-
Issuance of warrants	-	-		-		-		-	-	5,677,910	-		5,677,910
Preferred Series C conversion	940,270	940		-	(180,000)	(180)		-	-	(760)	-		-
Preferred Series D redemptions	-	-		-		-	(10,000)	(10)	-	10	-		-
ProTech acquisition	11,000	11		-		-		-	-	8,261	-		8,272
Redemption of preferred stock	-	-		-		-		-	-	(317,265)	-		(317,265)
Settlement of Note payable - affiliate	1,880,269	1,881		-		-		-	-	1,410,200	-		1,412,081
Share based compensation	-	-		-		-		-	-	133,350	-		133,350
Stock grant per Settlement Agreement	-	-		-		-		-	-	5,638,921	-		5,638,921
Stock subscription receivable receipt	-	-		-		-		-	55,000	-	-		55,000
Stock subscription receivable write-off	-	-		-		-		-	4,745,000	(4,745,000)	-		-
Loss attributable to common stockholders	-	-		-		-		-	-	-	(27,309,510)		(27,309,510)

December 31, 2018 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,584,164	$(94,170,546)	$-	$1,196,664

 The accompanying notes are an integral part of these consolidated financial statements.

Victory Oilfield Tech, Inc.

Notes to the Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and nature of operations

Victory Oilfield Tech, Inc. (“Victory”), a Nevada corporation, is an oilfield technology products company offering patented oil and gas drilling products designed to improve well performance and extend the lifespan of the industry’s most sophisticated and expensive equipment. On July 31, 2018, Victory entered into an agreement to acquire Pro-Tech Hardbanding Services, Inc., an Oklahoma corporation (“Pro-Tech”), which provides various hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars. See Note 4, Pro-Tech Acquisition, for further information.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Victory for all periods presented and the accounts of Pro-Tech for periods occurring after the date of acquisition. All significant intercompany transactions and accounts between Victory and Pro-Tech (together, the “Company”) have been eliminated.

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. The Company has incurred an accumulated deficit of $94,170,546 through December 31, 2018 and has a working capital balance of $(2,155,242) at December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as Management continues efforts to leverage the Company’s intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. The Company intends to meet near-term obligations through funding under the New VPEG Note (defined below in Note 13, Related Party Transactions) as it seeks to generate positive cashflow from operations.

In addition to increasing cashflow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, including the Proposed Private Placement (defined below in Note 13, Related Party Transactions), which will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

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

Capital Resources

During 2018 and 2017, we converted several related party debt instruments to equity, including the McCall Settlement Agreement, the Navitus Settlement Agreement, the Insider Settlement Agreement, the VPEG Private Placement, the VPEG Settlement Agreement, the VPEG Note and the Settlement Agreement. Cash proceeds from loans and new contributions to the Aurora partnership by Navitus have allowed the Company to continue operations and enter into agreements including the Purchase Agreement, the Transaction Agreement, the AVV Sublicense and the Trademark License. We currently rely on financing obtained from VPEG through the New VPEG Note to fund operations while we enact our strategy to become a technology-focused oilfield services company and seek to close the Proposed Private Placement.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation and amortization expense, property costs, estimated future net cash flows from proved reserves, assumptions related to abandonments and impairments of oil and natural gas properties, taxes and related valuation allowance, accruals of capitalized costs, operating costs and production revenue, general and administrative costs and interest, purchase price allocation on properties acquired, various common stock, warrants and option transactions, and loss contingencies.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at December 31, 2018 and December 31, 2017.

Fair Value

At December 31, 2018 and 2017, the carrying value of our financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other liabilities approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

The Company has one revenue stream, which relates to the provision of hardbanding services by its subsidiary Pro-Tech. All performance obligations of the Company’s contracts with customers are satisfied over the duration of the contract as customer-owned equipment is serviced and then made available for immediate use as completed during the service period. The Company has reviewed its contracts with Pro-Tech customers and determined that due to their short-term nature, with durations of several days of service at the customer’s location, it is only those contracts that occur near the end of a financial reporting period that will potentially require allocation to ensure revenue is recognized in the proper period. The Company has reviewed all such transactions and recorded revenue accordingly.

For the twelve months ended December 31, 2018, the Company recognized revenue of $1,034,317 from contracts with oilfield operators, and the Company did not recognize impairment losses on any receivables or contract assets. The Company had no revenue for the twelve months ended December 31, 2017.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Management evaluated, and determined that no disaggregation of revenue disclosure was appropriate.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, the Company has not recorded an allowance for doubtful accounts at December 31, 2018 and 2017. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of December 31, 2018, one customer comprised 27%, one customer comprised 16% and a third customer comprised 13% of the Company’s gross accounts receivables. As of December 31, 2018, two customers comprised 36% of the Company’s revenues. The Company had no revenue or accounts receivable for the twelve months ended December 31, 2017.

Inventory

The Company’s inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2018 and 2017.

Property, Plant and Equipment

Property, Plant and Equipment is stated at cost. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When property, plant and equipment is disposed of, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is included in Other income/(expense) in the consolidated statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Asset category	Useful Life
Welding equipment, Trucks, Machinery and equipment	5 years
Office equipment	5 - 7 years
Computer hardware and software	7 years

See Note 5, Property, Plant and Equipment, for further information.

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

The Company’s Goodwill balance consists of the amount recognized in connection with the acquisition of Pro-Tech. See Note 4, Pro-Tech Acquisition, for further information. The Company’s other intangible assets are comprised of contract-based and marketing-related intangible assets, as well as acquisition-related intangibles. Acquisition-related intangibles include the value of Pro-Tech’s trademark and customer relationships, both of which are being amortized over their expected useful lives of 10 years beginning August 2018.

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

See Note 6, Goodwill and Other Intangible Assets, for further information.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 11, Stock Options, for further information.

Income Taxes

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2018 and 2017, respectively. The weighted average number of common shares outstanding was 21,290,933 and 1,039,420, respectively, at December 31, 2018 and 2017. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

The following table outlines outstanding common stock shares and common stock equivalents.

	Years Ended December 31,
	2018	2017
Common Stock Shares Outstanding	28,037,713	5,206,174
Common Stock Equivalents Outstanding
Warrants	2,713,103	527,367
Stock Options	221,713	223,556
Unconverted Preferred A Shares	68,966	137,932
Total Common Stock Equivalents Outstanding	3,003,782	888,855

The presentation of loss per share and weighted average shares outstanding for the year ended December 31, 2017 has been restated from its previous presentation, as a result of erroneously including anti-dilutive shares in the calculation.

Note 2 – Recent Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize on the balance sheet the assets and liabilities that arise from leases, including leases classified as operating leases under current GAAP, and disclose qualitative and quantitative information about leasing arrangements. The new standard requires a modified-retrospective approach to adoption and is effective for interim and annual periods beginning on January 1, 2019, but may be adopted earlier. The Company expects to adopt this standard beginning in the first quarter of 2019. The Company does not expect that this standard will have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, on a modified retrospective basis. See Note 1, Organization and Summary of Significant Accounting Policies, under the header Revenue Recognition, for further information.

On May 17, 2017, FASB issued Accounting Standards Update (“ASU”) 2017-09, Scope of Modification Accounting (clarifies Topic 718) Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification; the ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2018. The Company expects the adoption of this ASU will only impact financial statements if and when there is a modification to share-based award agreements.

In January 2017, FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under ASU 2017-01, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. ASU 2017-01 may result in more transactions being accounted for as asset acquisitions rather than business combinations. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. The Company adopted ASU 2017-01 on January 1, 2018 and will apply the new guidance to applicable transactions going forward.

Note 3 – Discontinued Operations

Divestiture of Aurora

On August 21, 2017, the Company entered into a divestiture agreement with Navitus, and on September 14, 2017, the Company entered into amendment no. 1 to the divestiture agreement (as amended, the “Divestiture Agreement”). Pursuant to the Divestiture Agreement, the Company agreed to divest and transfer its 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest, in consideration for a release from Navitus of all of the Company’s obligations under the second amended partnership agreement, dated October 1, 2011, between the Company and Navitus, including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity. The Company also agreed to (i) issue 4,382,872 shares of common stock to Navitus and (ii) pay off or otherwise satisfy all indebtedness and other material liabilities of Aurora at or prior to closing of the Divestiture Agreement. Closing of the Divestiture Agreement was completed on December 31, 2017.

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

Aurora’s revenues, related expenses and loss on disposal are components of “income (loss) from discontinued operations” in the consolidated statements of operations. The consolidated statements of cash flows are reported on a consolidated basis without separately presenting cash flows from discontinued operations for all periods presented.

Results from discontinued operations were as follows:

	12 Months Ended
	December 31,
	2018	2017
Revenues from discontinued operations	$284,397	$276,705
Income from discontinued operations before tax benefit	168,794	14,301
Tax benefit	-	-
Net income from discontinued operations	168,794	14,301
Loss on disposal of discontinued operations, net of tax	-	(18,205,884)
Income (loss) from discontinued operations, net of tax	$168,794	$(18,191,583)

Note 4 – Pro-Tech Acquisition

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

In exchange for the outstanding common stock of Pro-Tech, Victory agreed to pay consideration of approximately $1,386,000, comprised of the following:

(i) a total of $500,000 in cash at closing, including $150,000 previously deposited into escrow;

(ii) 11,000 shares of the Company’s common stock valued at $0.75 per share;

(iii) $264,078 in cash on the 60th day following the closing date, and

(iv) a zero-coupon note payable with discounted value of $614,223 at the date of acquisition (for further information, see Note 8, Notes Payable)

The fair value of customer relationships and trademarks is provisional pending determination of final valuation of those assets. The Company believes the methodology and estimates utilized to determine the net tangible assets and intangible assets are reasonable.

Net tangible assets acquired, at fair value	$1,068,905
Intangible assets acquired:	-
Customer relationships	129,680
Trademark	42,840
Goodwill	145,148
Total purchase price	$1,386,573

The following table summarizes the components of the net tangible assets acquired, at fair value:

Cash and cash equivalents	$203,883
Accounts receivable	264,078
Inventories	54,364
Property and equipment	678,361
Deferred tax liability	(87,470)
Other assets and liabilities, net	(44,311)
Net tangible assets acquired	$1,068,905

Pro-Tech’s results of operations subsequent to the July 31, 2018 acquisition date are included in the Company’s consolidated financial statements. The below unaudited combined pro-forma financial data of Victory and Pro-Tech reflects results of operations as though the companies had been combined as of the beginning of each of the periods presented.

	12 Months Ended
	December 31,
	2018	2017
Pro forma net revenue	$2,224,031	$1,641,153
Pro forma net loss	$(27,374,775)	$(20,698,319)
Pro forma net loss per share (basic)	$(1.29)	$(18.12)
Pro forma net loss per share (diluted)	$(1.29)	$(18.12)

This unaudited pro-forma combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

Note 5 – Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following at December 31:

	2018	2017
Trucks	$350,299	$-
Welding equipment	285,991	-
Office equipment	23,408	-
Machinery and equipment	18,663	-
Furniture and office equipment	12,768	12,768
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	721,983	43,622
Less -- accumulated depreciation	(106,316)	(43,133)
Property, plant and equipment, net	$615,667	$489

Depreciation expense for the twelve months ended December 31, 2018 and 2017 was $63,183 and $91,321, respectively.

Note 6 – Goodwill and Other Intangible Assets

The Company recorded $611,355 of amortization of intangible assets for the twelve months ended December 31, 2018, and no amortization of intangible assets for the twelve months ended December 31, 2017.

For the twelve months ended December 31, 2018, the Company recorded impairments to the AVV Sublicense, the Trademark License and the Non-Compete Agreements of $9,115,833, $4,847,500 and $202,500, respectively, for a total impairment loss of $14,165,833, based on a revision of estimated future net cash flows to be generated by these assets. The revaluation was performed by a third party business valuation firm. This loss was recorded to Impairment Loss on the Company’s consolidated statements of operations.

The following table shows intangible assets and related accumulated amortization as of December 31, 2018 and 2017.

	December 31,	December 31,
	2018	2017
AVV sublicense	$11,330,000	$11,330,000
Trademark license	6,030,000	6,030,000
Non-compete agreements	270,000	270,000
Pro-Tech customer relationships	129,680	-
Pro-Tech trademark	42,839	-
Accumulated amortization and impairment	(14,777,188)	-
Other intangible assets, net	$3,025,331	$17,630,000

Note 7 – Income Taxes

There was no provision for (benefit of) income taxes for the years ended December 31, 2018 and 2017, after the application of ASC 740 “Income Taxes.”

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. There have been transactions that have changed the Company’s ownership structure since inception that may have resulted in one or more ownership changes as defined by the IRC Section 382. The Company’s transaction in 2017 has resulted in a limitation of pre-change in control net operating loss carry forwards to $8,163,281 over a 20-year period.

For the years ending December 31, 2018 and 2017, the Company incurred a net operating loss carry forward of $1,118,000 and $2,186,513, respectively. Combined with the Section 382 limitation, the Company has net operating losses available of approximately $10,369,000 as of December 31, 2018. The Federal net operating loss carry forwards begin to expire in 2028. Capital loss carryovers may only be used to offset capital gains.

Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2018 and 2017, respectively. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

The Tax Cuts and Jobs Act (“TCJA”) reduced the corporate income tax rate from 34% to 21% effective January 1, 2018. All deferred income tax assets and liabilities, including NOL’s have been measured using the new rate under the TCJA and are reflected in the valuation of these assets as of December 31, 2018.

Significant components of the Company’s deferred income tax assets are as follows:

	2018	2017
Net operating loss carryforwards	$2,179,000	$1,880,000
Depreciation and accretion	2,920,000	-
Equity based expenses	192,000	119,000
Other	(2,000)	-
Deferred taxes	5,289,000	1,999,000
Valuation allowance	(5,289,000)	(1,999,000)
Net deferred income tax assets	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2018	2017
Federal taxes at statutory rate	21.0%	34.0%
Noncompulsary stock warrants	-8.5%	0.0%
Rate reduction due to the TCJA	-0.1%	-49.2%
Net operating loss reduction due to IRC 382	0.0%	203.3%
Change in valuation allowance	-12.0%	218.5%
Effective income tax rate	0.4%	0.0%

ASC 740 provides guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2018 and 2017 the Company does not have a liability for unrecognized tax benefits.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years 2015 forward are open and subject to examination by the Federal taxing authority. The Company is not currently under examination and it has not been notified of a pending examination.

Note 8 – Notes Payable

Notes payable were comprised of the following at December 31:

	2018	2017
Rogers Note	$398,576	$-
Kodak Note	375,000	-
Matheson Note	612,500	-
VPEG Note	-	896,500
New VPEG Note	1,115,400	-
Total notes payable	2,501,476	896,500
Less unamortized discount and issuance costs	(81,823)	-
Total notes payable, net	$2,419,653	$896,500
Current portion of notes payable	1,982,884	896,500
Long term notes payable, net	$436,770	$-

Amortization of discount and issuance costs during the year ended December 31, 2018 was $41,063. The Company did not record amortization of discount and issuance costs during the year ended December 31, 2017.

Future payments on notes payable at December 31, 2018 were:

2019	$2,039,688
2020	461,788
Total	$2,501,476

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

On October 17, 2018, the Company entered into a settlement agreement with Louise H. Rogers (the “New Rogers Settlement Agreement”), pursuant to which the amount owed by the Company under the Rogers Settlement Agreement was reduced to a $375,000 principal balance, which accrues interest at the rate of 5% per annum. A gain of $11,198, or $0.00 per share, was recorded in Other income on the Company’s consolidated statements of operations for the twelve months ended December 31, 2018 in connection with the New Rogers Settlement Agreement.

The New Rogers Settlement Agreement is being repaid through 24 equal monthly installments of approximately $16,607 per month beginning January 2019. The Company also agreed to reimburse Louise H. Rogers for attorney fees in the amount of $7,686, to be paid on or before November 10, 2018, and to reimburse Louise H. Rogers for additional attorney fees incurred in connection with the New Rogers Settlement Agreement.

In connection with the New Rogers Settlement Agreement, the Company agreed to pay Sharon E. Conway, the attorney for Louise H. Rogers, a total of $26,616 in three equal installment payments of $8,872, the first of which was paid in November 2018 and the last of which was paid in February 2019.

The amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $398,576 at December 31, 2018. Of this amount, $199,288 is reported in Short term notes payable, net and $199,288 is reported in Long term notes payable, net on the Company’s consolidated balance sheets. At December 31, 2017, the amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $374,281 and was included in Accrued liabilities in the consolidated balance sheets in the Company’s Annual Report on Form 10-K.

The Company recorded interest expense of $35,492 and $47,108 related to the Rogers Settlement Agreement for the twelve months ended December 31, 2018 and 2017, respectively.

Kodak Note

On July 31, 2018, the Company entered into a loan agreement to fund the acquisition of Pro-Tech with Kodak Brothers Real Estate Cash Flow Fund, LLC, a Texas limited liability company (“Kodak”), pursuant to which the Company borrowed $375,000 from Kodak under a 10% secured convertible promissory note maturing March 31, 2019, with an option to extend maturity to June 30, 2019 (the “Kodak Note”). See Note 17, Subsequent Events, for further information.

Pursuant to the issuance of the Kodak Note, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share (the “Kodak Warrants”). The grant date fair value of the Kodak Warrants was recorded as a discount of approximately $37,000 on the Kodak Note and will be amortized into interest expense using a method consistent with the interest method. The Company amortized $23,193 related to the Kodak Note for the twelve months ended December 31, 2018.

Matheson Note

In connection with the Purchase Agreement (see Note 4, Pro-Tech Acquisition, for further information), the Company is required to make a series of eight quarterly payments of $87,500 each beginning October 31, 2018 and ending July 31, 2020 to Stewart Matheson, the seller of Pro-Tech (the “Matheson Note”). The Company is treating this obligation as a 12% zero-coupon note, with amounts falling due in less than one year included in Short-term notes payables and the remainder included in Long-term notes payable on the Company’s consolidated balance sheets. The discount is being amortized into interest expense on a method consistent with the interest method.

The Company recorded interest expense of $17,870 related to the Matheson Note for the twelve months ended December 31, 2018.

New VPEG Note

See Note 13, Related Party Transactions, for a definition and description of the VPEG Note and the New VPEG Note. The outstanding balance on the New VPEG Note was $1,115,400 at December 31, 2018, and the Company recorded interest expense of $101,400 related to the New VPEG Note for the twelve months ended December 31, 2018. The balance of the VPEG Note was $896,500 at December 31, 2017, and the Company recorded interest expense of $210,000 related to the VPEG Note for the twelve months ended December 31, 2017.

Note 9 – Stockholders Equity

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

Common Stock

On July 31, 2018, the Company issued 11,000 shares of its $0.001 par value common stock to Stewart Matheson, the seller of Pro-Tech, in connection with the acquisition. See Note 4, Pro-Tech Acquisition, for further information.

Note 10 – Warrants for Stock

At December 31, 2018 and 2017 warrants outstanding for common stock of the Company were as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance at January 1, 2018	527,367	$5.53
Granted	2,255,267	0.75
Exercised	—	—
Canceled	69,531	10.90
Balance at December 31, 2018	2,713,103	$1.42

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance at January 1, 2017	292,308	$11.71
Granted	291,011	2.74
Exercised	—	—
Canceled	(55,952)	23.27
Balance at December 31, 2017	527,367	$5.53

During the year ended December 31, 2018, the Company granted 375,000 warrants in connection with the Kodak Note. See Note 8, Notes Payable, for further information.

During the year ended December 31, 2017, the Company granted 30,799 warrants for $1,170,000 in capital contributions through Navitus Partners, LLC. The Company granted 53,808 warrants in exchange for services during the year ended December 31, 2017. The Company granted 69,476 warrants to purchase shares of common stock to directors, officers and employees for services related to fiscal year 2016 during the year ended December 31, 2017. The Company also issued 136,928 warrants to purchase shares of common stock to Visionary Private Equity Group I, LP in conjunction with a private placement during the year ended December 31, 2017. All warrants were valued using the Black Scholes pricing model.

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $13.30	147,346	$8.92	1.45	147,346	$8.92
$0.75 – $3.51	2,565,757	$0.99	4.19	2,565,757	$0.99
	2,713,103			2,713,103

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

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	2018	2017
Risk free interest rates	2.67% – 2.83%	1.19% – 2.13%
Expected life	5 years	5 years
Estimated volatility	1.0%	918.7% – 972.10%
Dividend yield	0%	0%

Expected volatility is based primarily on historical volatility. The schedule of fair value assumptions of warrant Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected term of these warrants is likely to differ materially from historical volatility. The expected term is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities.

At December 31, 2018 and 2017 the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $408,938, respectively. The intrinsic value of a warrant is the amount by which the market value of the underlying warrant exercise price exceeds the market price of the stock at December 31 of each year.

Note 11 – Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the year ended December 31, 2018. All options issued were non-qualified stock options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options Exercisable	Weighted Average Fair Value At Date of Grant
Outstanding at December 31, 2016	27,766	$12.47	—	21,187	$13.16
Granted at Fair Value	197,369	1.52	—	—	—
Exercised	—	—	—	—	—
Canceled	(1,579)	38.00	—	—	—
Outstanding at December 31, 2017	223,556	$2.62	$489,475	44,827	$13.49
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	(12,370)	10.71	—	—	—
Outstanding at December 31, 2018	211,186	$2.15	$—	101,537	$2.83

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the balance sheet date. If the exercise price exceeds the market value, there is no intrinsic value.

During the year ended December 31, 2018, the Company did not grant employee stock options or stock options for consulting services.

The fair value of the stock option grants is amortized over the respective vesting period using the straight-line method. Forfeitures and cancellations are recorded as they occur.

Compensation expense related to stock options included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017, was $133,350 and $312,351, respectively.

Stock options are granted at the fair market value of the Company’s common stock on the date of grant. Options granted to officers and other employees vest immediately or over 36 months as provided in the option agreements at the date of grant.

The fair value of each option granted in 2017 was estimated using the Black-Scholes Option Pricing Model. No options were granted in 2018. The following assumptions were used to compute the weighted average fair value of options granted during the periods presented.

	2018	2017
Expected term of option	N/A	10 Years
Risk free interest rates	N/A	2.18%
Estimated volatility	N/A	972.1
Dividend yield	N/A	0%

The following table summarizes information about stock options outstanding at December 31, 2018:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value (1)
$1.52- $13.30	211,186	8.48	$2.15	$—	101,537	$2.83	$—

The following table summarizes information about options outstanding at December 31, 2017:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value (1)
$1.52- $13.30	223,556	9.04	$2.62	$489,475	44,827	$13.49	$54,386

A summary of the Company’s non-vested stock options at December 31, 2018 and December 31, 2017 and changes during the years are presented below.

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2017	178,729	$1.68
Granted	—	$—
Vested	69,080	$—
Forfeited	(12,370)	$—
Non-Vested at December 31, 2018	109,649	$1.52

Note 12 – Commitments and Contingencies

Leases

Rent expense for the years ended December 31, 2018 and 2017 was $30,000 for both years. The Company’s office space in Austin, Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma County, Oklahoma is cancellable at any time by giving 90 days notice. Therefore, future annual minimum payments under non-cancellable operating leases are $0 for the years ending December 31, 2018 and 2017.

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Note 13 – Related Party Transactions

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

The value attributed to the warrants issued in connection with the VPEG Private Placement was amortized over the life of the underlying promissory note using a method consistent with the interest method and reported in interest expense. Interest expense related to this amortization was $160,000 for the twelve months ended December 31, 2017.

Settlement Agreement

On April 10, 2018, the Company and VPEG entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which VPEG agreed to release and discharge the Company from its obligations under the VPEG Note. Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Note, the Company issued to VPEG 1,880,267 shares of its common stock and a five-year warrant to purchase 1,880,267 shares of its common stock at an exercise price of $0.75 per share, to be reduced to the extent the actual price per share in the Proposed Private Placement is less than $0.75. The Company recorded share based compensation of $11,281,602 in connection with the Settlement Agreement.

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan to the Company up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of the Company’s assets, and at the option of VPEG will be convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. The balance of the New VPEG Note was $1,115,400 as of December 31, 2018 (see Note 8, Notes Payable, for further information).

VPEG Settlement Agreement

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “VPEG Settlement Agreement”) with VPEG, pursuant to which all obligations of the Company to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,409.64, was converted into approximately 110,000 shares of Series C Preferred Stock. Pursuant to the VPEG Settlement Agreement, the 12% unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 940,272 shares of common stock.

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

On October 11, 2017, the Company and VPEG entered into an amendment to the VPEG Note, pursuant to which the parties agreed (i) to increase the loan amount to $565,000, (ii) to increase the principal amount of the VPEG Note to $621,500, reflecting an original issue discount of $56,500, (iii) to extend the maturity date to November 30, 2017 and (iv) that VPEG will have the option, but not the obligation, to loan the Company up to an additional $250,000 under the VPEG Note. The balance of the VPEG Note was $896,500 at December 31, 2017.

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

On August 21, 2017, in connection with the Transaction Agreement, the Company entered into a settlement agreement and mutual release with David McCall, the former general counsel and former director of Victory (the “McCall Settlement Agreement”), pursuant to which all obligations of the Company to David McCall to repay indebtedness related to payment for legal services rendered by David McCall, which totaled $380,323 including accrued interest, was converted into 20,000 shares of the Company’s newly designated Series D Preferred Stock. During the twelve months ended December 31, 2017, the Company did not redeem any shares of Series D Preferred Stock. During the twelve months ended December 31, 2018, the Company redeemed 16,666 shares of Series D Preferred Stock for cash payments of $316,942.

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

Consulting Fees

During the twelve months ended December 31, 2018 and 2017, the Company paid $105,030 and $120,000, respectively, in consulting fees to Kevin DeLeon, a director of the Company.

Note 14 – Segment and Geographic Information

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

Note 15 – Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at December 31, 2018 and 2017, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table sets forth the computation of net loss per common share – basic and diluted:

	12 months ended
	December 31,
	2018	2017
Numerator:
Net loss	(27,309,510)	(20,720,286)
Denominator
Basic weighted average common shares outstanding	21,290,933	1,039,420
Net loss per common share
Basic and diluted	(1.28)	(19.93)

For the years ended December 31, 2018 and 2017, potentially dilutive shares of 3,003,782 and 888,855, respectively, were excluded from the calculation of dilutive shares because the effect of including them would have been anti-dilutive.

Note 16 – Employee Benefit Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering full-time employees of Pro-Tech (“Pro-Tech 401(k) Plan”). The Pro-Tech 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Molecular Templates 401(k) Plan by the Company were $7,915 and $0 for the years ended December 31, 2018 and 2017, respectively.

Note 17 – Subsequent Events

On April 1, 2019, the Company elected to extend the maturity date of the Kodak Note from March 31, 2019 to June 30, 2019, and paid an extension fee of $9,375 in connection with this extension. On July 10, 2019, the Company entered into an Extension and Modification Agreement with Kodak (the “Kodak Extension”), under which the terms of the Kodak Note were amended as follows: (i) the maturity date was extended to September 30, 2019, (ii) the interest rate was increased to 15% beginning July 1, 2019, with a prepayment of interest in the amount of $14,063 for the period from July through September 2019 made upon execution of the Kodak Extension, and (iii) an extension fee of $14,063 was paid to Kodak upon execution of the Kodak Extension.

On October 21, 2019, the Company, Kodak and Pro-Tech entered into a Second Extension and Modification Agreement, effective September 30, 2019, pursuant to which the maturity date of the Kodak Note was extended from September 30, 2019 to December 20, 2019, and the interest rate was increased from 15% to 17.5%. Upon the execution of the Second Extension and Modification Agreement, we paid to Kodak interest on the Loan for the fourth quarter of 2019 in the amount of $11,059.03, and an extension fee in the amount of $14,062.50. The Company agreed to: (i) pay a total of $12,500.00 to Kodak and its manager, which represents due diligence fees; (ii) pay to Kodak and its manager a total of $27,500, which represents $25,000 of loan monitoring fees and $2,500 of loan extension fees; (iii) on or before October 31, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company will incur a late of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after October 31, 2019; (iv) on or before November 29, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company will incur a late fees of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after November 29, 2019; and (v) on or before December 30, 2019, the Company will pay to Kodak any unpaid and/or outstanding balances owed on the Note. If the Note and any late fees, other fees, interest, or principal is not paid in full by December 30, 2019, the Company will pay to Kodak $25,000 as liquidated damages. As of January 10, 2020, VPEG, on behalf of the Company, has paid in full all amounts due in connection with the Kodak Note. The November 29, 2019 payment was not paid timely and therefore Victory incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly Victory incurred penalties of $45,000 and interest of $9,076.

During the period of January 1, 2019 through December 31, 2019 the Company received additional loan proceeds of $798,750 from VPEG.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 27th day of January, 2020.

VICTORY ENERGY CORPORATION

By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin DeLeon	Chief Executive Officer, Principal Financial and Accounting Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	January 27, 2020
Kevin DeLeon

/s/ Ronald W. Zamber	Chairman of the Board of Directors	January 27, 2020
Ronald W. Zamber

/s/ Robert Grenley	Director	January 27, 2020
Robert Grenley

/s/ Ricardo A. Salas	Director	January 27, 2020
Ricardo A. Salas