Form 10-Q
period 2019-03-31
VICTORY OILFIELD TECH, INC.
filed 2020-11-13
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2020, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$146,938	$76,746
Accounts receivables, net	410,382	399,325
Inventory	45,148	62,575
Prepaid and other current assets	86,541	109,889
Total current assets	689,009	648,535

Property, plant and equipment	721,983	721,983
Accumulated depreciation	(147,370)	(106,316)
Property, plant and equipment, net	574,613	615,667
Goodwill	145,149	145,149
Other intangible assets, net	2,960,194	3,025,331
Total Assets	$4,368,965	$4,434,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$670,158	$700,234
Accrued and other short term liabilities	56,364	118,130
Short term notes payable, net	804,622	867,484
Short term notes payable - affiliate, net	1,347,400	1,115,400
Total current liabilities	2,878,544	2,801,248

Long term notes payable, net	388,501	436,770
Total long term liabilities	388,501	436,770
Total Liabilities	3,267,045	3,238,018

Stockholders' Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,609,162	95,584,164
Accumulated deficit	(94,290,288)	(94,170,546)
Total stockholders' equity	1,101,920	1,196,664
Total Liabilities and Stockholders' Equity	$4,368,965	$4,434,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Total revenue	$545,104	$-

Total cost of revenue	262,645	-

Gross profit	282,459	-

Operating expenses
Selling, general and administrative	350,847	427,387
Depreciation and amortization	66,394	193
Total operating expenses	417,241	427,580
Loss from operations	(134,782)	(427,580)
Other expense
Interest expense	(44,918)	(58,316)
Total other income/(expense)	(44,918)	(58,316)
Loss from continuing operations before tax benefit	(179,700)	(485,896)
Tax benefit	-	-
Loss from continuing operations	(179,700)	(485,896)
Income from discontinued operations	59,958	49,086
Loss applicable to common stockholders	$(119,742)	$(436,810)

Income/(loss) per share applicable to common stockholders
Basic and diluted
Loss per share from continuing operations	$(0.01)	$(0.08)
Income/(loss) per share from discontinued operations	$0.00	$0.01
Loss per share, basic and diluted	$(0.01)	$(0.07)
Weighted average shares, basic and diluted	28,037,713	5,903,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(119,742)	$(436,810)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	89,775	-
Depreciation	41,054	193
Share-based compensation	24,998	25,000
Change in operating assets and liabilities:
Accounts receivable	(11,057)	-
Inventory	17,427	-
Prepaid and other current assets	23,348	6,750
Accounts payable	(30,076)	(109,947)
Accrued and other short term liabilities	(61,766)	18,326
Accrued interest on short term notes payable - affiliate	-	46,700
Net cash used in operating activities	(26,039)	(449,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and fixtures	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing proceeds - affiliate	232,000	467,000
Principal payments on debt financing	(135,769)	-
Contributions - affiliate	-	55,000
Redemption of preferred stock	-	(76,271)
Net cash provided by financing activities	96,231	445,729
Net change in cash and cash equivalents	70,192	(4,059)
Beginning cash and cash equivalents	76,746	24,383
Ending cash and cash equivalents	$146,938	$20,324

Supplemental cash flow information:
Cash paid for:
Interest	$10,905	$-
Non-cash investing and financing activities:
Accrued interest and amortization of debt discount	$34,013	$58,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2018 Balance	5,206,174	$5,206	800,000	$800	180,000	$180	18,333	$18	$(4,800,000)	$87,552,737	$(66,861,036)	$15,897,905
Stock subscription receivable write-off	-	-	-	-	-	-	-	-	4,745,000	(4,745,000)	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Stock subscription receivable receipt	-	-	-	-	-	-	-	-	55,000	-	-	55,000
Preferred Series C conversion	940,270	940		-	(180,000)	(180)	-	-	-	(760)	-	-
Preferred Series D redemptions	-	-	-	-	-	-	(5,000)	(5)	-	(95,076)	-	(95,081)
Adjustment for immaterial difference	-	-	-	-	-	-	-	-	-	18,809	-	18,809
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(436,810)	(436,810)
March 31, 2018 Balance	6,146,444	$6,146	800,000	$800	-	$-	13,333	$13	$-	$82,755,710	$(67,297,846)	$15,464,823

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,584,164	$(94,170,546)	$1,196,664
Share based compensation	-	-	-	-	-	-	-	-	-	24,998	-	24,998
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(119,742)	(119,742)
March 31, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,609,162	$(94,290,288)	$1,101,920

The accompanying notes are an integral part of these condensed consolidated financial statement

VICTORY OILFIELD TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Victory for all periods presented and the accounts of Pro-Tech for periods occurring after the date of acquisition. All significant intercompany transactions and accounts between Victory and Pro-Tech (together, the “Company”) have been eliminated.

The preparation of the Company’s financial statements is in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2019, and the results of its operations and cash flows for the three months ended March 31, 2019 and 2018.

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

The Company anticipates that operating losses will continue in the near term as management continues efforts to leverage the Company’s intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. The Company intends to meet near-term obligations through funding under the New VPEG Note (See Note 4, Related Party Transactions) as it seeks to generate positive cash flow from operations.

In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, which we believe will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

Based upon anticipated new sources of capital, and ongoing near-term funding provided through the New VPEG Note, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully, and in the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive.

Capital Resources

During the three months ended March 31, 2019, the Company received loan proceeds of $232.000 from VPEG through the New VPEG Note to provide funding for operations. As of October 31, 2020 and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note. As of October 31, 2020, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $515,000.

In addition, during 2019, the Company extended the maturity date of the Kodak Note. See Note 8, Notes Payable and Note 13, Subsequent Events, for additional information regarding the Kodak Note.

During 2018, the Company converted several related party debt instruments to equity. See Note 4, Related Party Transactions.

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

For the three months ended March 31, 2019 and 2018, all of the Company’s revenue was recognized from contracts with oilfield operators, and the Company did not recognize impairment losses on any receivables or contract assets.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, the Company has not recorded an allowance for doubtful accounts at March 31, 2019. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2019, three customers comprised 37% of the Company’s gross accounts receivables.

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

The Company’s contract-based intangible assets include an agreement to sublicense certain patents belonging to Armacor Victory Ventures, LLC (the “AVV Sublicense”) and a license (the “Trademark License”) to the trademark of a proprietary coating technology. The contract-based intangible assets have useful lives of approximately 11 years for the AVV Sublicense and 15 years for the Trademark License. With the initiation of a multi-year strategy plan involving synergies between the acquisition of Pro-Tech and the Company’s existing intellectual property, the Company has begun to use the economic benefits of its intangible assets, and therefore began amortization of its intangible assets on a straight-line basis over the useful lives indicated above beginning July 31, 2018, the effective date of the Pro-Tech acquisition.

See Note 7, Goodwill and Other Intangible Assets, for further information.

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

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. See Note 9, Stock Options, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2019 and December 31, 2018, respectively. The weighted average number of common shares outstanding was 28,037,713 and 5,903,454, respectively, at March 31, 2019 and March 31, 2018. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

(iii) $264,078 in cash on the 60th day following the closing date, and

(iv) a zero-coupon note payable with discounted value of $614,223 at the date of acquisition (for further information, see Note 8, Notes Payable).

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

Three Months Ended
March 31,
2018
Pro forma revenue	$542,626
Pro forma net loss	$354,976)
Pro forma net loss per share (basic and diluted)	$(0.06)

This unaudited pro-forma combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

4. Related Party Transactions

Settlement Agreement

On April 10, 2018, the Company and Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”) entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which VPEG agreed to release and discharge the Company from its obligations under the VPEG Note (see below). Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Note, the Company issued to VPEG 1,880,267 shares of its common stock and a five-year warrant to purchase 1,880,267 shares of its common stock at an exercise price of $0.75 per share, to be reduced to the extent the actual price per share in a proposed future private placement (the ”Proposed Private Placement”) is less than $0.75. The Company recorded share based compensation of $11,281,602 in connection with the Settlement Agreement.

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan to the Company up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of the Company’s assets, and at the option of VPEG will be convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. On October 30, 2020, the Company and VPEG amended the New Debt Agreement. See Note 8, Notes Payable, and Note 13 Subsequent Events, for further information.

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

Navitus Energy Corp Settlement Agreement

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Navitus Settlement Agreement”) with Dr. Ronald Zamber and Mr. Greg Johnson, an affiliate of Navitus Energy Group (“Navitus”), pursuant to which all obligations of the Company to Dr. Zamber and Mr. Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, was converted into approximately 65,591 shares of Series C Preferred Stock, approximately 46,700 shares of which were issued to Dr. Zamber and approximately 18,891 shares of which were issued to Mr. Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of common stock, with 243,948 shares issued to Dr. Zamber and 98,685 shares issued to Mr. Johnson.

Insider Settlement Agreement

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Insider Settlement Agreement”) with Dr. Ronald Zamber and Mrs. Kim Rubin Hill, the wife of Kenneth Hill, the Company’s then Chief Executive Officer and Chief Financial Officer, pursuant to which all obligations of the Company to Dr. Zamber and Mrs. Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, was converted into approximately 4,408 shares of Series C Preferred Stock, approximately 1,889 shares of which were issued to Dr. Zamber and approximately 2,519 shares of which were issued to Mrs. Hill. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 23,027 shares of common stock, with 9,869 shares issued to Dr. Zamber and 13,158 shares issued to Mrs. Hill.

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

In connection with the Transaction Agreement, on August 21, 2017 we entered into (i) an exclusive sublicense agreement with AVV, or the AVV Sublicense, pursuant to which AVV granted the License to us, and (ii) a trademark license agreement, or the Trademark License, with Liquidmetal Coatings Enterprises, LLC (”LMCE”), an affiliate of AVV, pursuant to which LMCE granted a license for the Liquidmetal® Coatings Products and Armacor® trademarks and service marks to us in accordance with a mutually agreeable supply agreement. See Note 13, Subsequent Events, for additional information.

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

Consulting Fees

During the three months ended March 31, 2019 and 2018, the Company paid $10,000 and $30,000 respectively, in consulting fees to Kevin DeLeon, a director of the Company.

5. Discontinued operations

On August 21, 2017, the Company entered into a divestiture agreement with Navitus, which was amended on September 14, 2017 (the “Divestiture Agreement”). Pursuant to the Divestiture Agreement, the Company agreed to divest and transfer its 50% ownership interest in Aurora Energy Partners (“Aurora”) to Navitus, which owned the remaining 50% interest, in consideration for a release from Navitus of all of the Company’s obligations under the second amended partnership agreement, dated October 1, 2011, between the Company and Navitus, including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity.

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

Results from discontinued operations were as follows.

	Three Months Ended March 31,
	2019	2018
Net income from discontinued operations before tax benefit	59,958	49,086
Tax benefit	-	-
Net income from discontinued operations	59,958	49,086
Loss on disposal of discontinued operations, net of tax	-	-
Income (loss) from discontinued operations, net of tax	$59,958	$49,086

6. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

	March 31,	December 31,
	2019	2018
Trucks	$350,299	$350,299
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,768	12,768
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	721,983	721,983
Less -- accumulated depreciation	(147,370)	(106,316)
Property, plant and equipment, net	$574,613	$615,667

Depreciation expense for the three months ended March 31, 2019 and 2018 was $41,054 and $193, respectively.

7. Goodwill and Other Intangible Assets

The Company recorded $65,137 and $0.00 of amortization of intangible assets for the three and months ended March 31, 2019 and 2018, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
AVV sublicense	$11,330,000	$11,330,000
Trademark license	6,030,000	6,030,000
Non-compete agreements	270,000	270,000
Pro-Tech customer relationships	129,680	129,680
Pro-Tech trademark	42,839	42,839
Accumulated amortization and impairment	(14,842,325)	(14,777,188)
Other intangible assets, net	$2,960,194	$3,025,331

8. Notes Payable

Rogers Note

In February 2015, the Company entered into an 18% Contingent Promissory Note in the amount of $250,000 with Louise H. Rogers (the “Rogers Note”), in connection with a proposed business combination with Lucas Energy Inc. Subsequent to the issuance of the Rogers Note, the Company and Louise H. Rogers entered into an agreement (the “Rogers Settlement Agreement”) to terminate the Rogers Note with a lump sum payment of $258,125 to be made on or before July 15, 2015. The Company’s failure to make the required payment resulted in default interest on the amount due accruing at a rate of $129 per day.

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

The amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $348,754 at March 31, 2019. Of this amount, $199,288 is reported in Short term notes payable, net and $149,466 is reported in Long term notes payable, net on the Company’s condensed consolidated balance sheets. At December 31, 2018, the amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $398,576. Of this amount, $199,288 is reported in Short term notes payable, net and $199,288 is reported in Long term notes payable, net on the Company’s consolidated balance sheets.

The Company recorded interest expense of $3,231 and $0.00 related to the New Rogers Settlement Agreement for the three months ended March 31, 2019 and 2018, respectively.

Kodak Note

On July 31, 2018, the Company entered into a loan agreement to fund the acquisition of Pro-Tech with Kodak Brothers Real Estate Cash Flow Fund, LLC, a Texas limited liability company (“Kodak”), pursuant to which the Company borrowed $375,000 from Kodak under a 10% secured convertible promissory note maturing March 31, 2019, with an option to extend maturity to June 30, 2019 (the “Kodak Note”). See Note 13, Subsequent Events, for further information.

Pursuant to the issuance of the Kodak Note, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share (the “Kodak Warrants”). The grant date fair value of the Kodak Warrants was recorded as a discount of approximately $37,000 on the Kodak Note and will be amortized into interest expense using a method consistent with the interest method. The Company amortized $13,916 and $0.00 related to the Kodak Note for the three months ended March 31, 2019 and 2018, respectively.

The Company recorded interest expense of $18,750 and $0.00 related to the Kodak Note for the three months ended March 31, 2019 and 2018, respectively.

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

The Company recorded interest expense of $10,722 and $0.00 related to the Matheson Note for the three months ended March 31, 2019 and 2018, respectively.

New VPEG Note

See Note 4, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $1,347,400 and $1,410,200 at March 31, 2019 and December 31, 2018, respectively.

The Company recorded interest expense of $0.00 and $0.00 related to the New VPEG Note for the three months ended March 31, 2019 and 2018, respectively.

9. Stock Options

For the three months ended March 31, 2019 and 2018, the Company did not grant stock awards to directors, officers, or employees.

As of March 31, 2019, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $140,778 and is expected to be amortized over a weighted-average period of 2.0 years.

The Company recognized share-based compensation expense from stock options of $25,000 and $25,000 for the three months ended March 31, 2019 and 2018, respectively.

10. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended March 31, 2019 and 2018 was $3,000 and $10,500, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of March 31, 2019 and 2018, respectively.

11. Segment and Geographic Information

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

12. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at March 31, 2019 and 2018, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 821,588 for the three months ended March 31, 2019 and 2018, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(119,742)	$(436,810)
Denominator
Basic weighted average common shares outstanding	28,037,713	5,903,454
Effect of dilutive securities	-	-
Diluted weighted average common shares outstanding	28,037,713	5,903,454

Net loss per common share
Basic	(0.00)	(0.07)
Diluted	(0.00)	(0.07)

13. Subsequent Events

During the period of April 1, 2019 through October 31, 2020 the Company received additional loan proceeds of $1,216,500 from VPEG.

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

Effective September 1, 2020, the Company and AVV have mutually agreed to terminate the AVV Sublicense Agreement and Trademark License. Since the date of the Transaction Agreement, the Company has not realized any revenue from products or services related to the AVV Sublicense Agreement or Trademark License. Also effective September 1, 2020, the Company and LMCE have agreed to terminate the supply and services agreement dated September 6, 2019 although the Company continues to purchase and utilize the products of LMCE. The Company is evaluating its business strategy in light of the current conditions of the national and global oil and gas markets.

On October 30, 2020, the Company and VPEG entered into an amendment to the New Debt Agreement (the “Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $3,000,000 to cover advances from VPEG through October 30, 2020 and the Company’s working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

General Overview

Victory Oilfield Tech, Inc. (“Victory”, the “Company”, “we”), a Nevada corporation, is an Austin, Texas based publicly held oilfield energy technology products company focused on improving well performance and extending the lifespan of the industry’s most sophisticated and expensive equipment. America’s resurgence in oil and gas production is largely driven by new innovative technologies and processes as most dramatically and recently demonstrated by fracking. We provide and apply wear-resistant alloys for use in the global oilfield services industry which are mechanically stronger, harder and more corrosion resistant than typical alloys found in the market today. This combination of characteristics creates opportunities for drillers to dramatically improve lateral drilling lengths, well completion time and total well costs.]

Our wear-resistant alloys reduce drill-string torque, friction, wear and corrosion in a cost-effective manner, while protecting the integrity of the base metal. We apply our coatings using advanced welding techniques and thermal spray methods. We also utilize common materials, such as tungsten carbide to chromium carbide, to deliver the optimal solution to the customers. Some of our hardbanding processes protect wear in tubulars using materials that achieve a low coefficient of friction to protect the drillstring and casing from abrasion.

We plan to continue our U.S. oilfield services company acquisition initiative, aimed at companies which are already recognized as a high-quality service providers to strategic customers in the major North American oil and gas basins. When completed, we expect that each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our existing products. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration, future product development and planning.

We believe that a well-capitalized technology-enabled oilfield services business will provide the basis for more accessible financing to grow the Company and execute our oilfield services company acquisitions strategy. We anticipate new innovative products will come to market as we collaborate with drillers to solve their other down-hole needs..

Recent Developments

Impact of Coronavirus Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency. Most states and cities have reacted by instituting quarantines, restrictions on travel, “stay-at-home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it.

Although stay at home orders and lock downs on businesses in the areas where we operate have caused our staff to conduct business operations from their homes, this change has not resulted in a significant impact to our ability to operate. However, the spread of the coronavirus outbreak across the world has driven sharp demand destruction for crude oil as whole economies ordered curtailed activity. As a result, companies across the industry have responded with severe capital spending budget cuts, personnel layoffs, facility closures and bankruptcy filings. We expect industry activity levels and spending by customers to remain depressed throughout the remainder of 2020 and into 2021 as destruction of demand for oil and gas continues.

As the coronavirus continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition. The extent of the impact of the coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, all of which are uncertain and cannot be predicted. The extent of the pandemic’s continued effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift, the availability of government financial support to our business and our customers, and whether a resurgence of the outbreak occurs. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, but it could be material.

Key Events

On July 31, 2018, we entered into a stock purchase agreement to purchase 100% of the issued and outstanding common stock of Pro-Tech Hardbanding Services, Inc., an Oklahoma corporation (“Pro-Tech”), which provides various hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars and servicing Oklahoma, Texas, Kansas, Arkansas, Louisiana, and New Mexico. We believe that the acquisition of Pro-Tech will create opportunities to leverage its existing portfolio of intellectual property to fulfill its mission of operating as a technology-focused oilfield services company. The stock purchase agreement was included as Exhibit 10.1 on the Form 8-K filed by us on August 2, 2018.

On July 31, 2018, we entered into a loan agreement to fund the acquisition of Pro-Tech with Kodak Brothers Real Estate Cash Flow Fund, LLC, a Texas limited liability company (“Kodak”), pursuant to which the Company borrowed $375,000 from Kodak under a 10% secured convertible promissory note maturing March 31, 2019, with an option to extend maturity to June 30, 2019 (the “Kodak Note”). Under the loan agreement with Kodak, we issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of our common stock with an exercise price of $0.75 per share. The loan agreement with Kodak was included as Exhibit 10-3 on the Form 8-K filed by us on August 2, 2018.

Subsequent Events

During the period of April 1, 2019 through October 31, 2020, we received additional loan proceeds of $1,216,500 from VPEG pursuant to the New VPEG Note.

On October 21, 2019, we, Kodak and Pro-Tech entered into a Second Extension and Modification Agreement, effective September 30, 2019, pursuant to which the maturity date of the Kodak Note was extended from September 30, 2019 to December 20, 2019, and the interest rate was increased from 15% to 17.5%. Upon the execution of the Second Extension and Modification Agreement, we paid to Kodak interest on the Loan for the fourth quarter of 2019 in the amount of $11,059.03, and an extension fee in the amount of $14,062.50. We agreed to: (i) pay a total of $12,500.00 to Kodak and its manager, which represents due diligence fees; (ii) pay to Kodak and its manager a total of $27,500, which represents $25,000 of loan monitoring fees and $2,500 of loan extension fees; (iii) on or before October 31, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and we will incur a late of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after October 31, 2019; (iv) on or before November 29, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and we will incur a late fees of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after November 29, 2019; and (v) on or before December 30, 2019, we will pay to Kodak any unpaid and/or outstanding balances owed on the Note. If the Note and any late fees, other fees, interest, or principal is not paid in full by December 30, 2019, we will pay to Kodak $25,000 as liquidated damages. As of January 10, 2020, VPEG, on our behalf, has paid in full all amounts due in connection with the Kodak Note. The November 29, 2019 payment was not paid timely and therefore Victory incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly Victory incurred penalties of $45,000 and interest of $9,076.

Effective September 1, 2020, we and AVV have mutually agreed to terminate the AVV Sublicense Agreement and Trademark License. Since the date of the Transaction Agreement, we have not realized any revenue from products or services related to the AVV Sublicense Agreement or Trademark License. Also effective September 1, 2020, we and LMCE have agreed to terminate the supply and services agreement dated September 6, 2019 although we continue to purchase and utilize the products of LMCE. We are evaluating our business strategy in light of the current conditions of the national and global oil and gas markets.

On October 30, 2020, we and VPEG entered into an amendment to the New Debt Agreement (the “Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $3,000,000 to cover advances from VPEG through October 30, 2020 and our working capital needs.

Results of Operations

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

The condensed consolidated statements of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31,			Percentage
	2019	2018	Change	Change
Total revenue	$545,104	$-	$545,104	100%
Total cost of revenue	262,645	-	262,645	100%
Gross profit	282,459	-	282,459	100%
Operating expenses
Selling, general and administrative	350,847	427,387	(76,540)	-17%
Depreciation and amortization	66,394	193	66,201	100%
Total operating expenses	417,241	427,580	(10,339)	-2%
Loss from operations	(134,782)	(427,580)	292,798	-68%
Other expense
Interest expense	(44,918)	(58,316)	13,398	-23%
Total other income/(expense)	(44,918)	(58,316)	13,398	-23%
Loss from continuing operations before tax benefit	(179,700)	(485,896)	306,196	-63%
Tax benefit	-	-	-	100%
Loss from continuing operations	(179,700)	(485,896)	306,196	-63%
Income from discontinued operations	59,958	49,086	10,872	-22%
Loss applicable to common stockholders	$(119,742)	$(436,810)	$317,068	-73%

Total revenue: Total revenue increased by $545,104, or 100%, for the three months ended March 31, 2019 from $0 for the three months ended March 31, 2018. The increase is primarily due to revenue from the provision of hardbanding services by our subsidiary Pro-Tech.

Total cost of revenue: Total cost of revenue increased by $262,645, or 100%, for the three months ended March 31, 2019 from $0 for the three months ended March 31, 2018, as a result costs associated with the revenue producing activities of our subsidiary Pro-Tech.

Selling, general and administrative: Selling, general and administrative expenses decreased by $76,540, or 17%, to $350,847 for the three months ended March 31, 2019 from $427,387 for the three months ended March 31, 2018. $81,290 of this decrease is due to accounting fees. The remaining decrease is due to decreases of $37,600, $59,000, $32,666, and $15,979 in legal fees, consulting fees, uncategorized expense, and software, respectively. These decreases are partially offset by a $169,334 increase in Pro-Tech operating expenses, including salary and related costs of $99,093, and $36,211 of insurance costs.

Depreciation and amortization: Depreciation and amortization increased by $66,201, or approximately 100%, to $66,394 for the three months ended March 31, 2019 from $193 for the three months ended March 31, 2018 as a result of Victory beginning to amortize its intangible assets in 2019.

Interest expense: Interest expense decreased by $13,398, or 23%, to $44,918 for the three months ended March 31, 2019 from $58,316 for the three months ended March 31, 2018. Interest expense was lower during the three months ended March 31, 2019 primarily due to converting the VPEG note to Series C Preferred Stock.

Tax benefit: There is no tax benefit recorded for either the three months ended March 31, 2019 or 2018 due to the net operating losses (“NOL”) of both periods. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Income from discontinued operations: Income from discontinued operations increased by $10,872 or 22%, to $59,958 for the three months ended March 31, 2019 from $49,086 for the three months ended March 31, 2018. Income from discontinued operations in the 2019 and 2018 periods was due to trailing activity managed by the Company on behalf of Aurora Energy Partners (“Aurora”).

Liquidity and Capital Resources

Going Concern

Historically we have experienced, and we continue to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the condensed consolidated financial statements. The condensed consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New VPEG Note to fund operations as we seek to generate positive cash flow from operations. See Note 8 “Notes Payable,” and Note 13 “Related Party Transactions,” to the accompanying condensed consolidated financial statements for additional information regarding the New VPEG Note. In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources which we believe will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

Based upon capital formation activities as well as the ongoing near-term funding provided through the New VPEG Note, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully, and in the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive.

Capital Resources

During the three months ended March 31, 2019, we received loan proceeds of $232,000 from VPEG through the New VPEG Note to provide funding for operations. As of October 31, 2020 and for the foreseeable future we expect to cover operating shortfalls, if any, with funding through the New VPEG Note we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of October 31, 2020 the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $515,000.

In addition, during 2019, we extended the maturity date of the Kodak Note. See Note 8, Notes Payable and Note 13, Subsequent Events, to the condensed consolidated financial statements for additional information regarding the Kodak Note.

During 2018, we converted several related party debt instruments to equity. See Note 4, Related Party Transactions, to the accompanying condensed consolidated financial statements for further information on these agreements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition.

Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(50,677)	$(449,788)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	120,869	445,729
Net increase (decrease) in cash and cash equivalents	70,192	(4,059)
Cash and cash equivalents at beginning of period	76,746	24,383
Cash and cash equivalents at end of period	$146,938	$20,324

Net cash used in operating activities for the three months ended March 31, 2019 was $50,677 after the net loss of ($119,742) was decreased by $106,192 of depreciation and amortization and $25,000 in share-based compensation as offset by aggregate changes in operating assets and liabilities of ($62,127). This compares to cash used in operating activities for the three months ended March 31, 2018 of $449,788 after the net loss for that period of ($436,810) was increased by aggregate changes in operating assets and liabilities of ($38,171) as offset by $25,000 in share based compensation expense.

Net cash provided by (used in) investing activities for the three months ended March 31, 2019 and 2018 was $0 in each of the respective periods.

Net cash provided by financing activities for the three months ended March 31, 2019 was $120,869 compared to $445,729 in net cash provided by financing activities during the three months ended March 31, 2018. In each of 2019 and 2018 three month periods net cash provided by financing activities was primarily due to debt financing proceeds from an affiliate

We believe it will be necessary to obtain additional liquidity resources in order to support our operations. We are addressing our liquidity needs by developing additional backup capital sources.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, on a modified retrospective basis. We recognize revenue as we satisfy contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service.

We have one revenue stream, which relates to the provision of hardbanding services by its subsidiary Pro-Tech. All performance obligations of our contracts with customers are satisfied over the duration of the contract as customer-owned equipment is serviced and then made available for immediate use as completed during the service period. We have reviewed its contracts with Pro-Tech customers and determined that due to their short-term nature, with durations of several days of service at the customer’s location, it is only those contracts that occur near the end of a financial reporting period that will potentially require allocation to ensure revenue is recognized in the proper period. We have reviewed all such transactions and recorded revenue accordingly.

For the three months ended March 31, 2019 and 2018, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because the our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, we have not recorded an allowance for doubtful accounts at March 31, 2019. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2019, three customers comprised 37% of our gross accounts receivables.

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

Our Goodwill balance consists of the amount recognized in connection with the acquisition of Pro-Tech. See Note 3, Pro-Tech Acquisition, for further information. Our other intangible assets are comprised of contract-based and marketing-related intangible assets, as well as acquisition-related intangibles. Acquisition-related intangibles include the value of Pro-Tech’s trademark and customer relationships, both of which are being amortized over their expected useful lives of 10 years beginning August 2018.

Our contract-based intangible assets include an agreement to sublicense certain patents belonging to Armacor Victory Ventures, LLC (the “AVV Sublicense”) and a license (the “Trademark License”) to the trademark of a proprietary coating technology. The contract-based intangible assets have useful lives of approximately 11 years for the AVV Sublicense and 15 years for the Trademark License. With the initiation of a multi-year strategy plan involving synergies between the acquisition of Pro-Tech and Victory’s existing intellectual property, we have begun to use the economic benefits of its intangible assets, and therefore began amortization of its intangible assets on a straight-line basis over the useful lives indicated above beginning July 31, 2018, the effective date of the Pro-Tech acquisition.

See Note 7, Goodwill and Other Intangible Assets, for further information.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in our condensed consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

Share-Based Compensation

From time to time we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. See Note 9, Stock Options, for further information.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2019 and 2018, respectively. The weighted average number of common shares outstanding was 28,037,713 and 5,903,454, respectively, at March 31, 2019 and March 31, 2018. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" as part of its initiative to reduce complexity in accounting standards. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our financial statements.

Item 3. Qualitative and Quantitative Discussions about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we are still in the process of remediating as of March 31, 2019, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal 2019, we continued to implement these remedial procedures. In order to cure the foregoing material weakness, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first quarter of fiscal year 2019 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first quarter of fiscal year 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended March 31, 2019, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

10.1†	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2†	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.3	Extension and Modification Agreement, dated as of July 11, 2019, among Victory Oilfield Tech, Inc., Kodak Brothers Real Estate Cash Flow Fund, LLC and Pro-Tech Hardbanding Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2019)

10.4	Second Extension and Modification Agreement, dated as of October 21, 2019, among Victory Oilfield Tech, Inc., Kodak Brothers Real Estate Cash Flow Fund, LLC and Pro-Tech Hardbanding Services, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 24, 2019)

10.5	Supply and Service Agreement, dated as of September 6, 2019, by and between Liquidmetal Coatings Enterprises, LLC and Victory Oilfield Tech, Inc. ((incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 10, 2019)

10.6	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date:	November 13, 2020	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director