Form 10-Q
period 2019-06-30
VICTORY OILFIELD TECH, INC.
filed 2020-11-16
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$99,266	$76,746
Accounts receivables, net	448,645	399,325
Inventory	64,924	62,575
Prepaid and other current assets	164,935	109,889
Total current assets	777,771	648,535

Property, plant and equipment, net	533,645	615,667
Goodwill	145,149	145,149
Other intangible assets, net	2,895,057	3,025,331
Deposits	1,750	-
Total Assets	$4,353,372	$4,434,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$687,595	$700,234
Short term advance from shareholder	10,150	$-
Accrued and other short term liabilities	93,619	118,130
Short term notes payable, net	727,844	867,484
Short term notes payable - affiliate, net	1,595,000	1,115,400
Total current liabilities	3,114,207	2,801,248

Long term notes payable, net	342,598	436,770
Total long term liabilities	342,598	436,770

Total Liabilities	3,456,805	3,238,018

Stockholders' Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,634,164	95,584,164
Accumulated deficit	(94,520,643)	(94,170,546)
Total stockholders' equity	896,567	1,196,664
Total Liabilities and Stockholders' Equity	$4,353,372	$4,434,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$584,035	$-	$1,129,139	$-

Total cost of revenue	289,573	-	552,218	-

Gross profit	294,462	-	576,921	-

Operating expenses
Selling, general and administrative	392,381	11,771,825	749,425	12,049,212
Depreciation and amortization	61,994	119	122,192	312
Total operating expenses	454,375	11,771,944	871,617	12,049,524
Loss from operations	(159,913)	(11,771,944)	(294,696)	(12,049,524)
Other expense
Interest expense	(76,977)	(63,744)	(121,895)	(122,060)
Total other expense	(76,977)	(63,744)	(121,895)	(122,060)
Loss from continuing operations before tax benefit	(236,890)	(11,835,688)	(416,591)	(12,171,584)
Tax benefit	-	-	-	-
Loss from continuing operations	(236,890)	(11,835,688)	(416,591)	(12,171,584)
Income from discontinued operations	6,536	36,361	66,494	85,447
Loss applicable to common stockholders	$(230,354)	$(11,799,327)	$(350,097)	$(12,086,137)

Income/(loss) per share applicable to common stockholders
Basic and diluted:
Loss per share from continuing operations	$(0.01)	$(0.50)	$(0.01)	$(0.82)
Income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.01
Loss per share, basic and diluted	$(0.01)	$(0.50)	$(0.01)	$(0.82)
Weighted average shares, basic and diluted	28,037,713	23,479,779	28,037,713	14,756,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(350,097)	$(12,086,137)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	211,929	-
Depreciation	82,022	312
Share-based compensation	50,000	11,331,602
Change in operating assets and liabilities:
Accounts receivable	(49,320)	-
Inventory	(2,349)	-
Prepaid and other current assets	(56,796)	20,986
Accounts payable	(12,639)	(97,467)
Accrued liabilities - related parties	-	39,305
Accrued and other short term liabilities	(24,511)	-
Accrued interest on short term notes payable - affiliate	-	98,700
Net cash used in operating activities	(151,762)	(692,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and fixtures	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing proceeds - affiliate	436,000	987,000
Principal payments on debt financing	(271,868)	-
Short term advance from shareholder	10,150	-
Contributions - affiliate	-	55,000
Redemption of preferred stock	-	(190,163)
Net cash provided by financing activities	174,282	851,837
Net change in cash and cash equivalents	22,520	159,138
Beginning cash and cash equivalents	76,746	24,383
Ending cash and cash equivalents	$99,266	$183,521

Supplemental cash flow information:
Cash paid for:
Interest	$16,525	$13,250
Non-cash investing and financing activities:
Accrued interest and amortization of debt discount	$107,085	$122,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
April 1, 2018 Balance	6,146,444	$6,146	800,000	$800	-	$-	13,333	$13	$-	$82,755,710	$(67,297,846)	$15,464,823
Settlement of Note payable - affiliate	-	-	-	-	-	-	-	-	-	1,408,320	-	1,408,320
Stock based compensation	1,880,267	1,880	-	-	-	-	-	-	-	11,304,722	-	11,306,602
Stock subscription receivable receipt	-	-	-	-	-	-	-	-	-	-	-	-
Cancellation of Preferred Series B	20,000,000	20,000	(800,000)	(800)	-	-	-	-	(245,000)	225,800	-	-
Preferred Series D redemptions	-	-	-	-	-	-	(5,000)	(5)	-	(95,076)	-	(95,081)
Adjustment for immaterial difference	-	-	-	-	-	-	-	-	-	(16,931)	-	(16,931)
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(11,799,327)	(11,799,327)
June 30, 2018 Balance	28,026,711	$28,026	-	$-	-	$-	8,333	$8	$(245,000)	$95,582,545	$(79,097,173)	$16,268,406

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
April 1, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,609,162	$(94,290,288)	$1,101,920
Share based compensation	-	-	-	-	-	-	-	-	-	25,002	-	25,002
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(230,354)	(230,354)
June 30, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,634,164	$(94,520,643)	$896,567

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
January 1, 2018 Balance	5,206,174	$5,206	800,000	$800	180,000	$180	18,333	$18	$(4,800,000)	$87,552,737	$(66,861,036)	$15,897,905
Stock subscription receivable write-off	-	-	-	-	-	-	-	-	4,745,000	(4,745,000)	-	-
Settlement of Note payable - affiliate	-	-	-	-	-	-	-	-	-	1,408,320	-	1,408,320
Stock based compensation	1,880,267	1,880	-	-	-	-	-	-	-	11,329,722	-	11,331,602
Stock subscription receivable receipt	-	-	-	-	-	-	-	-	55,000	-	-	55,000
Cancellation of Preferred Series B	20,000,000	20,000	(800,000)	(800)	-	-	-	-	(245,000)	225,800	-	-
Preferred Series C conversion	940,270	940	-	-	(180,000)	(180)	-	-	-	(760)	-	-
Preferred Series D redemptions	-	-	-	-	-	-	(10,000)	(10)	-	(190,152)	-	(190,162)
Adjustment for immaterial difference	-	-	-	-	-	-	-	-	-	1,878	-	1,878
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(12,086,137)	(12,086,137)
June 30, 2018 Balance	28,026,711	$28,026	-	$-	-	$-	8,333	$8	$(245,000)	$95,582,545	$(78,947,173)	$16,418,406

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
January 1, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,584,164	$(94,170,546)	$1,196,664
Share based compensation	-	-	-	-	-	-	-	-	-	50,000	-	50,000
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(350,097)	(350,097)
June 30, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,634,164	$(94,520,643)	$896,567

The accompanying notes are an integral part of these condensed consolidated financial statement

VICTORY OILFIELD TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2019, and the results of its operations and cash flows for the three and six months ended June 30, 2019 and 2018. Selling, general and administrative expenses for the six months ended June 30, 2018 on the Company’s condensed consolidated statement of operations, along with Accumulated deficit on the Company’s condensed consolidated balance sheet as of June 30, 2018, have been adjusted to reflect a $150,000 reduction to Selling, general and administrative expenses as reported on the Company’s form 10-Q as filed for the six months ended June 30, 2018. The adjustment was necessary because the amount deposited into escrow related to the acquisition of Pro-Tech was recorded to expense rather than to Current Assets. See Note 3, Pro-Tech Acquisition, for further details.

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

Based upon anticipated new sources of capital and ongoing near-term funding provided through the New VPEG Note, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully, and in the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive.

Capital Resources

During the six months ended June 30, 2019, the Company received loan proceeds of $436,000 from VPEG through the New VPEG Note and advances of $10,150 from Ron Zamber, who is a director and shareholder, to provide funding for operations. As of October 31, 2020 and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note. As of October 31, 2020, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $515,000.

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

For the three and six months ended June 30, 2019 and 2018, all of the Company’s revenue was recognized from contracts with oilfield operators, and the Company did not recognize impairment losses on any receivables or contract assets.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, the Company has not recorded an allowance for doubtful accounts at June 30, 2019. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2019, three customers comprised 54% of the Company’s gross accounts receivables.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at June 30, 2019 and December 31, 2018, respectively. The weighted average number of common shares outstanding was 28,037,713 and 14,756,246, respectively, at June 30, 2019 and June 30, 2018. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Pro forma revenue	$634,797	$1,093,787
Pro forma net loss	$(11,762,702)	$(12,117,678)
Pro forma net loss per share (basic)	$(0.50)	$(0.52)
Pro forma net loss per share (diluted)	$(0.50)	$(0.52)

This unaudited pro-forma combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

4. Related Party Transactions

Settlement Agreement

On April 10, 2018, the Company and Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”) entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which VPEG agreed to release and discharge the Company from its obligations under the VPEG Note (see below). Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Note, the Company issued to VPEG 1,880,267 shares of its common stock and a five-year warrant to purchase 1,880,267 shares of its common stock at an exercise price of $0.75 per share, to be reduced to the extent the actual price per share in a proposed future private placement (the “Proposed Private Placement”) is less than $0.75. The Company recorded share based compensation of $11,281,602 in connection with the Settlement Agreement.

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan to the Company up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of the Company’s assets, and at the option of VPEG will be convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement On October 30, 2020, the Company and VPEG amended the New Debt Agreement. See Note 8, Notes Payable, and Note 13 Subsequent Events, for further information.

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

Consulting Fees

During the three and six months ended June 30, 2019, the Company paid $10,000 and $38,000 respectively, in consulting fees to Kevin DeLeon, a director of the Company and, effective April 23, 2019, its Interim Chief Executive Officer.

During the three and six months ended June 30, 2018, the Company paid $30,000 and $60,000, respectively, in consulting fees to Kevin DeLeon, a director of the Company and, effective April 23, 2019, its Interim Chief Executive Officer.

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

Results from discontinued operations were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from discontinued operations before tax benefit	$6,536	$36,361	$66,494	$85,447
Tax benefit	-	-	-	-
Net income from discontinued operations	6,536	36,361	66,494	85,447
Loss on disposal of discontinued operations, net of tax	-	-	-	-
Income (loss) from discontinued operations, net of tax	$6,536	$36,361	$66,494	$85,447

6. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

	June 30, 2019	December 31, 2018
Trucks	$350,299	$350,299
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,767	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	721,982	721,982
Less — accumulated depreciation	(188,337)	(106,316)
Property, plant, and equipment, net	$533,645	$615,666

Depreciation expense for the three months ended June 30, 2019 and 2018 was $41,054 and $119, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $82,022 and $312, respectively.

7. Goodwill and Other Intangible Assets

The Company recorded $60,824 and $121,648 of amortization of intangible assets for the three and six months ended June 30, 2019, respectively, and no amortization of intangible assets for the three and six months ended June 30, 2018.

The following table shows intangible assets other than goodwill and related accumulated amortization as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
AVV sublicense	$11,330,000	$11,330,000
Trademark license	6,030,000	6,030,000
Non-compete agreements	270,000	270,000
Pro-Tech customer relationships	129,680	129,680
Pro-Tech trademark	42,840	42,839
Accumulated amortization and impairment	(14,907,463)	(14,777,188)
Other intangible assets, net	$2,895,057	$3,025,331

See Note 13, Subsequent Events, for additional information regarding the AVV Sublicense Agreement and Trademark License.

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

The amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $310,716 at June 30, 2019. Of this amount, $199,288 is reported in Short term notes payable, net and $111,428 is reported in Long term notes payable, net on the Company’s condensed consolidated balance sheets. At December 31, 2018, the amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $398,576. Of this amount, $199,288 is reported in Short term notes payable, net and $199,288 is reported in Long term notes payable, net on the Company’s consolidated balance sheets.

The Company recorded interest expense of $3,919 and $0.00 related to the Rogers Settlement Agreement for the three months ended June 30, 2019 and 2018, respectively. The Company recorded interest expense of $7,150 and $0.00 related to the Rogers Settlement Agreement for the six months ended June 30, 2019 and 2018, respectively.

Kodak Note

On July 31, 2018, the Company entered into a loan agreement to fund the acquisition of Pro-Tech with Kodak Brothers Real Estate Cash Flow Fund, LLC, a Texas limited liability company (“Kodak”), pursuant to which the Company borrowed $375,000 from Kodak under a 10% secured convertible promissory note maturing March 31, 2019, with an option to extend maturity to June 30, 2019 (the “Kodak Note”). On April 1, 2019, the Company elected to extend the maturity date of the Kodak Note from March 31, 2019 to June 30, 2019, and paid an extension fee of $9,375 in connection with this extension See Note 13, Subsequent Events, for further information.

Pursuant to the issuance of the Kodak Note, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share (the “Kodak Warrants”). The grant date fair value of the Kodak Warrants was recorded as a discount of approximately $37,000 on the Kodak Note and will be amortized into interest expense using a method consistent with the interest method. The Company amortized $0.00 and $0.00 related to the Kodak Note for the three months ended June 30, 2019 and 2018, respectively. The Company amortized $13,916 and $0.00 related to the Kodak Note for the six months ended June 30, 2019 and 2018, respectively.

The amount due pursuant to the Kodak Note, including accrued interest, was $375,000 at June 30, 2019, all of which is reported in Short term notes payable, net on the Company’s condensed consolidated balance sheets. At December 31, 2018, the amount due pursuant to the Kodak Note, including accrued interest, was $375,000, all of which is reported in Short term notes payable, net on the Company’s consolidated balance sheets.

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

The amount due pursuant to the Matheson Note was $437,500, at June 30, 2019. Of this amount, $175,000 is reported in Short term notes payable, net and $262,500 is reported in Long term notes payable, net on the Company’s condensed consolidated balance sheets. At December 31, 2018, the amount due pursuant to the Matheson Note was $612,500. Of this amount, $375,000 is reported in Short term notes payable, net and $262,500 is reported in Long term notes payable, net on the Company’s consolidated balance sheets.

The Company recorded interest expense of $10,722 and $21,444 related to the Matheson Note for the three and six months ended June 30, 2019, respectively.

New VPEG Note

See Note 4, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $1,595,000 and $1,410,200 at June 30, 2019 and December 31, 2018, respectively.

The Company recorded interest expense of $43,600 and $0.00 related to the New VPEG Note for the three months ended June 30, 2019 and 2018, respectively.

The Company recorded interest expense of $43,600 and $0.00 related to the New VPEG Note for the six months ended June 30, 2019 and 2018, respectively.

9. Stock Options

For the six months ended June 30, 2019 and 2018, the Company did not grant stock awards to directors, officers, or employees.

As of June 30, 2019, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $116,094 and is expected to be amortized over a weighted-average period of 2.0 years.

The Company recognized share-based compensation expense from stock options of $25,000 and $25,000 for the three months ended June 30, 2019 and 2018, respectively and $50,000 and $25,000 for the six months ended June 30, 2019 and 2018, respectively.

10. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the six months ended June 30, 2019 and 2018 was $15,500 and $15,000, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of June 30, 2019 and 2018, respectively.

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

12. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at June 30, 2019 and 2018, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 23,179,779 for the three months ended June 30, 2019 and 2018, respectively and 28,037,713 and 14,756.246 for the six months ended June 30, 2019 and 2018, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(230,354)	$(11,799,327)	$(350,097)	$(12,086,137)
Denominator
Basic weighted average common shares outstanding	28,037,713	23,479,779	28,037,713	14,756,246
Effect of dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	28,037,713	23,479,779	28,037,713	14,756,246

Net loss per common share
Basic	(0.01)	(0.50)	(0.01)	(0.82)
Diluted	(0.01)	(0.50)	(0.01)	(0.82)

13. Subsequent Events

During the period of July 1, 2019 through September 30, 2020, the Company received additional loan proceeds of $968,900 from VPEG pursuant to the New VPEG Note.

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

Subsequent Events

During the period of July 1, 2019 through September 30, 2020 we received additional loan proceeds of $968,900 from VPEG.

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

Results of Operations

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

The condensed consolidated statements of operations for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 were as follows:

	For the Three Months Ended June 30,			Percentage
	2019	2018	Change	Change
Total revenue	$584,035	$-	$584,035	100%
Total cost of revenue	289,573	-	289,573	100%
Gross profit	294,462	-	294,462	100%
Operating expenses
Selling, general and administrative	392,381	11,771,825	(11,379,444)	-97%
Depreciation and amortization	61,994	119	61,875	100%
Total operating expenses	454,375	11,771,944	(11,317,569)	-96%
Loss from operations	(159,913)	(11,771,944)	11,612,031	-99%
Other expense
Interest expense	(76,977)	(63,744)	(13,233)	21%
Total other income/(expense)	(76,977)	(63,744)	(13,233)	21%
Loss from continuing operations before tax benefit	(236,890)	(11,835,688)	11,598,798	-98%
Tax benefit	-	-	-	0%
Loss from continuing operations	(236,890)	(11,835,688)	11,598,798	-98%
Income/(loss) from discontinued operations	6,536	36,361	(29,825)	-82%
Loss applicable to common stockholders	$(230,354)	$(11,799,327)	$11,568,973	-98%

Total revenue: Total revenue increased by $584,035, or 100%, for the three months ended June 30, 2019 from $0 for the three months ended June 30, 2018. The increase is primarily due to revenue from the provision of hardbanding services by our subsidiary Pro-Tech.

Total cost of revenue: Total cost of revenue increased by $289,573, or 100%, for the three months ended June 30, 2019 from $0 for the three months ended June 30, 2018, as a result costs associated with the revenue producing activities of our subsidiary Pro-Tech.

Selling, general and administrative: Selling, general and administrative expenses decreased by $11,379,444, or 97%, to $392,381 for the three months ended June 30, 2019 from $11,771,825 for the three months ended June 30, 2018. $11,281,602 of this decrease is due to a reduction in stock based compensation. The remaining decrease is due to decreases of $92,000 and $50,861 in consulting and legal, respectively, which were partially offset by a $182,960 increase due to operating expenses of Pro-Tech.

Depreciation and amortization: Depreciation and amortization increased by $61,875, or approximately 100%, to $61,994 for the three months ended June 30, 2019 from $119 for the three months ended June 30, 2018 as a result of Victory beginning to amortize its intangible assets in 2019.

Interest expense: Interest expense increased by $13,233, or 21%, to $76,977 for the three months ended June 30, 2019 from $63,744 for the three months ended June 30, 2018. Interest expense was higher during the three months ended June 30, 2019 primarily due to additional interest on the VPEG note.

Tax benefit: There is no tax benefit recorded for either the three months ended June 30, 2019 or 2018 due to the net operating losses (“NOL”) of both periods. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Income from discontinued operations: Income from discontinued operations decreased by $29,825 or 82%, to $6,536 for the three months ended June 30, 2019 from $36,361 for the three months ended June 30, 2018. Income from discontinued operations in the 2019 and 2018 periods was due to trailing activity managed by the Company on behalf of Aurora Energy Partners (“Aurora”).

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

The condensed consolidated statements of operation for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 were as follows:

	For the Six Months Ended June 30,			Percentage
	2019	2018	Change	Change
Total revenue	$1,129,139	$-	$1,129,139	100%
Total cost of revenue	552,218	-	552,218	100%
Gross profit	576,921	-	576,921	100%
Operating expenses
Selling, general and administrative	749,425	12,049,212	(11,299,788)	-94%
Depreciation and amortization	122,192	312	121,880	100%
Total operating expenses	871,616	12,049,524	(11,177,908)	-93%
Loss from operations	(294,696)	(12,049,524)	11,754,828	-98%
Other expense
Interest expense	(121,895)	(122,060)	165	0%
Total other income/(expense)	(121,895)	(122,060)	165	0%
Loss from continuing operations before tax benefit	(416,591)	(12,171,584)	11,754,993	-97%
Tax benefit	-	-	-	0%
Loss from continuing operations	(416,591)	(12,171,584)	11,754,993	-97%
Income from discontinued operations	66,494	85,447	(18,953)	-22%
Loss applicable to common stockholders	$(350,097)	$(12,086,137)	$11,736,040	-97%

Total revenue: Total revenue increased by $1,129,139, or 100%, for the six months ended June 30, 2019 from $0 for the six months ended June 30, 2018. The increase is primarily due to revenue from the provision of hardbanding services by our subsidiary Pro-Tech.

Total cost of revenue: Total cost of revenue increased by $552,218, or 100%, for the six months ended June 30, 2019 from $0 for the six months ended June 30, 2018, as a result costs associated with the revenue producing activities of our subsidiary Pro-Tech.

Selling, general and administrative: Selling, general and administrative expenses decreased by $11,299,799, or 94%, to $749,425 for the six months ended June 30, 2019 from $12,049,212 for the six months ended June 30, 2018. $11,481,602 of this decrease is due to a decrease in stock based compensation. The remaining decrease is due to a decreases of $151,000 and $88,451 in consulting and legal, respectively, partially offset by a $353,463 increase due to expenses of Pro-Tech.

Depreciation and amortization: Depreciation and amortization increased by $121,880, or approximately 100%, to $122,192 for the six months ended June 30, 2019 from $312 for the six months ended June 30, 2018 as a result of Victory beginning to amortize intangible assets in 2019.

Interest expense: Interest expense decreased by $165 to $121,922 for the six months ended June 30, 2019 from $122,060 for the six months ended June 30, 2018.

Tax benefit: There is no tax benefit recorded for either the six months ended June 30, 2019 or 2018 due to the NOL of both periods. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Income from discontinued operations: Income from discontinued operations decreased by $85,447 or 100%, to $0 for the six months ended June 30, 2019 from $85,447 for the six months ended June 30, 2018. Income from discontinued operations in the 2019 and 2018 periods was due to trailing activity managed by the Company on behalf of Aurora.

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

Capital Resources

During the six months ended June 30, 2019, we received loan proceeds of $436,000 from VPEG through the New VPEG Note, and advances of $10,150 from Ron Zamber, who is a Director and shareholder, to provide funding for operations. As of October 31, 2020 and for the foreseeable future we expect to cover operating shortfalls, if any, with funding through the New VPEG Note we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of October 31, 2020 the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $515,000.

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

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(151,762)	$(692,699)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	174,282	851,837
Net increase in cash and cash equivalents	22,520	159,138
Cash and cash equivalents at beginning of period	76,746	24,383
Cash and cash equivalents at end of period	$99,266	$183,521

Net cash used in operating activities for the six months ended June 30, 2019 was $233,417 after cash flows from the net loss of ($350,097) were decreased by changes in operating assets and liabilities of $116,680. This compares to cash used in operating activities for the six months ended June 30, 2018 of $692,699 after the net loss for that period of ($12,086,137) was decreased by aggregate changes in operating assets and liabilities of $11,393,438.

Net cash provided by (used in) investing activities for the six months ended June 30, 2019 and 2018 was $0 in each of the respective periods.

Net cash provided by financing activities for the six months ended June 30, 2019 was $255,938 compared to $851,837 in net cash provided by financing activities during the six months ended June 30, 2018. In each of 2019 and 2018 six month periods net cash provided by financing activities was primarily due to debt financing proceeds from an affiliate

We believe it will be necessary to obtain additional liquidity resources in order to support our operations. We are addressing our liquidity needs by developing additional backup capital sources.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, on a modified retrospective basis. We recognize revenue as we satisfy contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services A good or service is transferred to a customer when, or as, the customer obtains control of that good or service.

We have one revenue stream, which relates to the provision of hardbanding services by its subsidiary Pro-Tech. All performance obligations of our contracts with customers are satisfied over the duration of the contract as customer-owned equipment is serviced and then made available for immediate use as completed during the service period. We have reviewed our contracts with Pro-Tech customers and determined that due to their short-term nature, with durations of several days of service at the customer’s location, it is only those contracts that occur near the end of a financial reporting period that will potentially require allocation to ensure revenue is recognized in the proper period. We have reviewed all such transactions and recorded revenue accordingly.

For the three and six months ended June 30, 2019 and 2018, all of our revenue was recognized from contracts with oilfield operators, and we not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, we have not recorded an allowance for doubtful accounts at June 30, 2019. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2019, three customers comprised 54% of our gross accounts receivables.

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

Our contract-based intangible assets include an agreement to sublicense certain patents belonging to Armacor Victory Ventures, LLC (the “AVV Sublicense”) and a license (the “Trademark License”) to the trademark of a proprietary coating technology. The contract-based intangible assets have useful lives of approximately 11 years for the AVV Sublicense and 15 years for the Trademark License. With the initiation of a multi-year strategy plan involving synergies between the acquisition of Pro-Tech and our existing intellectual property, we have begun to use the economic benefits of our intangible assets, and therefore began amortization of our intangible assets on a straight-line basis over the useful lives indicated above beginning July 31, 2018, the effective date of the Pro-Tech acquisition.

See Note 7, Goodwill and Other Intangible Assets, for further information.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date our condensed consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

Share-Based Compensation

We from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. See Note 12, Stock Options, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at June 30, 2019 and December 31, 2018, respectively. The weighted average number of common shares outstanding was 28,037,713 and 14,756,246, respectively, at June 30, 2019 and June 30, 2018. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given our historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we are still in the process of remediating as of June 30, 2019, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our management has identified the steps necessary to address the material weaknesses, and in the first half of fiscal 2019, we continued to implement these remedial procedures. In order to cure the foregoing material weakness, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the first and second quarters of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first six months of fiscal year 2019 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first six months of fiscal year 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three and six months ended June 30, 2019, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first six months of fiscal year 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.3	Extension and Modification Agreement, dated as of July 11, 2019, among Victory Oilfield Tech, Inc., Kodak Brothers Real Estate Cash Flow Fund, LLC and Pro-Tech Hardbanding Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2019)

10.4	Second Extension and Modification Agreement, dated as of October 21, 2019, among Victory Oilfield Tech, Inc., Kodak Brothers Real Estate Cash Flow Fund, LLC and Pro-Tech Hardbanding Services, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 24, 2019)

10.5	Supply and Service Agreement, dated as of September 6, 2019, by and between Liquidmetal Coatings Enterprises, LLC and Victory Oilfield Tech, Inc. ((incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 10. 2019)

10.6	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date:	November 16, 2020	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director