Form 10-Q
period 2019-09-30
VICTORY OILFIELD TECH, INC.
filed 2020-11-16
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$231,573	$76,746
Accounts receivable, net	375,040	399,325
Inventory	56,226	62,575
Prepaid and other current assets	150,689	109,889
Total current assets	813,528	648,535
Property, plant and equipment, net	492,677	615,667
Goodwill	145,149	145,149
Other intangible assets, net	2,829,921	3,025,331
Total Assets	$4,281,275	$4,434,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$655,054	$700,234
Accrued and other short term liabilities	146,231	118,130
Short term advance from shareholder	185,150	-
Short term notes payable, net	651,066	867,484
Short term notes payable - affiliate, net	1,684,100	1,115,400
Total current liabilities	3,321,601	2,801,248

Long term notes payable, net	296,181	436,770
Total long term liabilities	296,181	436,770

Total Liabilities	3,617,782	3,238,018

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,659,164	95,584,164
Accumulated deficit	(94,778,718)	(94,170,546)
Total stockholders’ equity	663,492	1,196,664
Total Liabilities and Stockholders’ Equity	$4,281,275	$4,434,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$509,160	$399,000	$1,638,299	$399,000

Total cost of revenue	240,638	215,286	792,856	215,286

Gross profit	268,522	183,714	845,443	183,714

Operating expenses
Selling, general and administrative	413,507	525,976	1,162,932	12,575,189
Depreciation and amortization	76,816	241,713	199,008	242,025
Total operating expenses	490,323	767,689	1,361,940	12,817,214
Loss from operations	(221,801)	(583,975)	(516,497)	(12,633,500)
Other expense
Interest expense	(36,274)	(67,402)	(158,169)	(189,462)
Total other expense	(36,274)	(67,402)	(158,169)	(189,462)
Loss from continuing operations before tax benefit	(258,075)	(651,377)	(674,666)	(12,822,962)
Tax benefit	-	-	-	-
Loss from continuing operations	(258,075)	(651,377)	(674,666)	(12,822,962)
Income from discontinued operations	-	41,582	66,494	127,029
Loss applicable to common stockholders	$(258,075)	$(609,795)	$(608,172)	$(12,695,933)

Income/(loss) per share applicable to common stockholders
Basic and diluted:
Loss per share from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.67)
Income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.01
Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.67)
Weighted average shares, basic and diluted	28,037,713	28,034,087	28,037,713	19,017,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(608,172)	$(12,695,933)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	97,782	16,425
Amortization of intangible assets	195,410	244,542
Issuance of short term notes payable	-	747,406
Warrants issued with note payable	-	37,109
Depletion, accretion, depreciation and amortization	122,990	27,670
Share-based compensation	75,000	108,350
Change in operating assets and liabilities:
Accounts receivable	24,285	(97,956)
Inventory	6,349	(6,964)
Prepaid and other current assets	(40,800)	19,189
Accounts payable	(45,180)	50,966
Accrued and other short term liabilities	28,100	(14,014)
Accrued interest on short term notes payable - affiliate	-	122,200
Net cash used in operating activities	(144,234)	(11,441,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Pro-Tech, net of cash acquired	-	(832,039)
Net cash provided by (used in) investing activities	-	(832,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing proceeds - affiliate	517,000	1,222,000
Principal payments on debt financing	(403,089)	-
Short term advance from shareholder	185,150
Contributions - affiliate	-	(190,000)
Conversion of preferred stock	-	244,997
Redemption of preferred stock	-	(253,868)
Net cash provided by financing activities	299,061	1,023,129
Net change in cash and cash equivalents	154,827	(11,249,920)
Beginning cash and cash equivalents	76,746	24,383
Ending cash and cash equivalents	$231,573	$(11,225,537)

Supplemental cash flow information:
Cash paid for:
Interest	$32,315	$13,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
July 1, 2018 Balance	28,026,711	$28,026	-	$-	-	$-	8,333	$8	$(245,000)	$95,582,545	$(78,947,173)	$16,418,406
Issued in connection with acquisition of Pro-Tech	11,000	11	-	-	-	-	-	-	-	8,261	-	8,272
Issuance of warrants	-	-	-	-	-	-	-	-	-	37,109	-	37,109
Stock based compensation	-	-	-	-	-	-	-	-	-	58,029	-	58,029
Preferred Series D redemptions	-	-	-	-	-	-	-	-	-	(63,387)	-	(63,387)
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-		(609,795)	(609,795)
September 30, 2018 Balance	28,037,711	$28,037	-	$-	-	$-	8,333	$8	$(245,000)	$95,622,557	$(79,556,968)	$15,848,634

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
July 1, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,634,164	$(94,520,643)	$896,567
Share based compensation	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(258,075)	(258,075)
September 30, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,659,164	$(94,778,718)	$663,492

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2018 Balance	5,206,174	$5,206	800,000	$800	180,000	$180	18,333	$18	$(4,800,000)	$87,552,737	$(66,861,036)	$15,897,905
Stock subscription receivable write-off	-	-	-	-	-	-	-	-	4,745,000	(4,745,000)	-	-
Settlement of Note payable - affiliate	-	-	-	-	-	-	-	-	-	1,408,320	-	1,408,320
Stock based compensation	1,880,267	1,881	-	-	-	-	-	-	-	11,387,752	-	11,389,633
Stock subscription receivable receipt	-	-	-	-	-	-	-	-	55,000	-	-	55,000
Cancellation of Preferred Series B	20,000,000	20,000	(800,000)	(800)	-	-	-	-	(245,000)	225,800	-	-
Preferred Series C conversion	940,270	940	-	-	(180,000)	(180)	-	-	-	(760)	-	-
Preferred Series D redemptions	-	-	-	-	-	-	(10,000)	(10)	-	(253,539)	-	(253,549)
Issued in connection with acquisition of Pro-Tech	11,000	11	-	-	-	-	-	-	-	8,260	-	8,271
Issuance of warrants	-	-	-	-	-	-	-	-	-	37,109	-	37,109
Adjustment for immaterial difference	-	-	-	-	-	-	-	-	-	1,878	-	1,878
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(12,695,933)	(12,695,933)
September 30, 2018 Balance	28,037,711	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,622,557	$(79,556,969)	$15,848,634

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,584,164	$(94,170,546)	$1,196,664
Share based compensation	-	-	-	-	-	-	-	-	-	75,000	-	75,000
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(608,172)	(608,172)
September 30, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,659,164	$(94,778,718)	$663,492

The accompanying notes are an integral part of these condensed consolidated financial statement

VICTORY OILFIELD TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2019, and the results of its operations and cash flows for the three and nine months ended September 30, 2019 and 2018. Selling, general and administrative expenses for the nine months ended September 30, 2018 on the Company’s condensed consolidated statement of operations, along with Accumulated deficit on the Company’s condensed consolidated balance sheet as of September 30, 2018, have been adjusted to reflect a $150,000 reduction to Selling, general and administrative expenses as reported on the Company’s Form 10-Q as filed for the nine months ended June 30, 2018. The adjustment was necessary because the amount deposited into escrow related to the acquisition of Pro-Tech was recorded to expense rather than to Current Assets. See Note 3, Pro-Tech Acquisition, for further details.

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

Capital Resources

During the nine months ended September 30, 2019, the Company received loan proceeds of $517,000 from VPEG through the New VPEG Note and advances of $175,000 from Ron Zamber, who is a director and shareholder, to provide funding for operations. As of October 31, 2020 and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note. As of October 31, 2020, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $515,000.

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

For the three and nine months ended September 30, 2019 and 2018, all of the Company’s revenue was recognized from contracts with oilfield operators, and the Company did not recognize impairment losses on any receivables or contract assets.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, the Company has not recorded an allowance for doubtful accounts at September 30, 2019. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of September 30, 2019, three customers comprised 50% of the Company’s gross accounts receivable.

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

See Note 7, Goodwill and Other Intangible Assets, and Note 13, Subsequent Events, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at September 30, 2019 and December 31, 2018, respectively. The weighted average number of common shares outstanding was 28,037,713 and 21,290,933, respectively, at September 30, 2019 and December 31, 2018. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Pro forma net revenue	$494,926	$1,588,713
Pro forma net loss	$(617,891)	$(12,735,569)
Pro forma net loss per share (basic)	$(0.02)	$(0.45)
Pro forma net loss per share (diluted)	$(0.02)	$(0.45)

This unaudited pro-forma combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

4. Related Party Transactions

Settlement Agreement

On April 10, 2018, the Company and Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”) entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which VPEG agreed to release and discharge the Company from its obligations under the VPEG Note (see below). Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Note, the Company issued to VPEG 1,880,267 shares of its common stock and a five-year warrant to purchase 1,880,267 shares of its common stock at an exercise price of $0.75 per share, to be reduced to the extent the actual price per share in a proposed future private placement (the “Proposed Private Placement “) is less than $0.75. The Company recorded share based compensation of $11,281,602 in connection with the Settlement Agreement.

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

In connection with the Transaction Agreement, on August 21, 2017 we entered into (i) an exclusive sublicense agreement with AVV, or the AVV Sublicense, pursuant to which AVV granted the License to us, and (ii) a trademark license agreement, or the Trademark License, with Liquidmetal Coatings Enterprises, LLC (“LMCE”), an affiliate of AVV, pursuant to which LMCE granted a license for the Liquidmetal® Coatings Products and Armacor® trademarks and service marks to us in accordance with a mutually agreeable supply agreement. See Note 13, Subsequent Events, for additional information.

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

Consulting Fees

During the three and nine months ended September 30, 2019, the Company paid $15,000 and $63,000, respectively, in consulting fees to Kevin DeLeon, a director of the Company and, effective April 23, 2019, its Interim Chief Executive Officer

During the three and nine months ended September 30, 2018, the Company paid $35,000 and $95,030, respectively, in consulting fees to Kevin DeLeon, a director of the Company and, effective April 23, 2019, its Interim Chief Executive Officer.

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

Results from discontinued operations were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from discontinued operations before tax benefit	$-	$41,582	$66,494	$127,029
Tax benefit
Net income from discontinued operations	-	41,582	66,494	127,029
Loss on disposal of discontinued operations, net of tax
Income from discontinued operations, net of tax	$-	$41,582	$66,494	$127,029

6. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

	September 30, 2019	December 31, 2018
Trucks	$350,299	$350,299
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,767	12,767
Computer hardware	8,663	8,663
Computer software	22,192	22,192
Total property, plant and equipment, at cost	721,983	721,983
Less -- accumulated depreciation	(229,306)	(106,316)
Property, plant and equipment, net	$492,677	$615,667

Depreciation expense for the three months ended September 30, 2019 and 2018 was $40,968 and $27,670, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $122,990 and $27,358, respectively.

7. Goodwill and Other Intangible Assets

The Company recorded $4,662 and $199,308 of amortization of intangible assets for the three and nine months ended September 30, 2019, respectively, and no amortization of intangible assets for the three and nine months ended September 30, 2018.

The following table shows intangible assets other than goodwill and related accumulated amortization as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
AVV sublicense	$11,330,000	$11,330,000
Trademark license	6,030,000	6,030,000
Non-compete agreements	270,000	270,000
Pro-Tech customer relationships	129,680	129,680
Pro-Tech trademark	42,840	42,839
Accumulated amortization and impairment	(14,972,599)	(14,777,188)
Other intangible assets, net	$2,829,921	$3,025,331

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

The amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $257,987 at September 30, 2019. Of this amount, $199,288 is reported in Short term notes payable, net and $58,699 is reported in Long term notes payable, net on the Company’s condensed consolidated balance sheets. At December 31, 2018, the amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $398,576. Of this amount, $199,288 is reported in Short term notes payable, net and $199,288 is reported in Long term notes payable, net on the Company’s consolidated balance sheets.

The Company recorded interest expense of $3,919 and $0.00 related to the Rogers Settlement Agreement for the three months ended September 30, 2019 and 2018, respectively. The Company recorded interest expense of $10,555 and $35,234 related to the Rogers Settlement Agreement for the nine months ended September 30, 2019 and 2018, respectively.

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

Pursuant to the issuance of the Kodak Note, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share (the “Kodak Warrants”). The grant date fair value of the Kodak Warrants was recorded as a discount of approximately $37,000 on the Kodak Note and will be amortized into interest expense using a method consistent with the interest method. The Company amortized $0.00 and $9,277 related to the Kodak Note for the three months ended September 30, 2019 and 2018, respectively. The Company amortized $13,916 and $9,277 related to the Kodak Note for the nine months ended September 30, 2019 and 2018, respectively.

The amount due pursuant to the Kodak Note, including accrued interest, was $375,000 at September 30, 2019, all of which is reported in Short term notes payable, net on the Company’s condensed consolidated balance sheets. At December 31, 2018, the amount due pursuant to the Kodak Note, including accrued interest, was $375,000, all of which is reported in Short term notes payable, net on the Company’s consolidated balance sheets.

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

The amount due pursuant to the Matheson Note was $350,000, at September 30, 2019. Of this amount, $87,500 is reported in Short term notes payable, net and $262,500 is reported in Long term notes payable, net on the Company’s condensed consolidated balance sheets. At December 31, 2018, the amount due pursuant to the Matheson Note was $612,500. Of this amount, $375,000 is reported in Short term notes payable, net and $262,500 is reported in Long term notes payable, net on the Company’s consolidated balance sheets.

The Company recorded interest expense of $10,722 and $32,166 related to the Matheson Note for the three and nine months ended September 30, 2019, respectively.

New VPEG Note

See Note 4, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $1,684,100 and $1,115,400 at September 30, 2019 and December 31, 2018, respectively.

The Company recorded interest expense of $8,100 and $51,700 related to the New VPEG Note for the three and nine months ended September 30, 2019, respectively.

The Company recorded interest expense of $23,500 and $122,200 related to the New VPEG Note for the three and nine months ended September 30, 2018, respectively.

9. Stock Options

For the three and nine months ended September 30 2019 and 2018, the Company did not grant stock awards to directors, officers, or employees.

As of September 30, 2019, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $91,140 and is expected to be amortized over a weighted-average period of 1 year.

The Company recognized share-based compensation expense from stock options of $25,000 and $58,350 for the three months ended September 30, 2019 and 2018, respectively and $75,000 and $108,350 for the nine months ended September 30, 2019 and 2018, respectively

10. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended September 30, 2019 and 2018 was $7,500 and $7,500, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $23,000 and $22,500, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of September 30, 2019 and 2018, respectively.

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

12. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at September 30, 2019 and 2018, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,034,087 for the three months ended September 30, 2019 and 2018, respectively and 28,037,713 and 19,017,292 for the nine months ended September 30, 2019 and 2018, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	(258,075)	(609,795)	(608,172)	(12,695,933)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,034,087	28,037,713	19,017,292
Effect of dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	28,037,713	28,034,087	28,037,713	19,017,292

Net loss per common share
Basic	(0.01)	(0.02)	(0.02)	(0.67)
Diluted	(0.01)	(0.02)	(0.02)	(0.67)

13. Subsequent Events

During the period of October 1, 2019 through October 31, 2020 the Company received additional loan proceeds of $859,800 from VPEG pursuant to the New VPEG Note.

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

General Overview

Victory Oilfield Tech, Inc. (“Victory”, the “Company”, “we”), a Nevada corporation, is an Austin, Texas based publicly held oilfield energy technology products company focused on improving well performance and extending the lifespan of the industry’s most sophisticated and expensive equipment. America’s resurgence in oil and gas production is largely driven by new innovative technologies and processes as most dramatically and recently demonstrated by fracking. We provide and apply wear-resistant for use in the global oilfield services industry, which are mechanically stronger, harder and more corrosion resistant than typical crystalline structure alloys found in the market today. This combination of characteristics creates opportunities for drillers to dramatically improve lateral drilling lengths, well completion time and total well costs.

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

We believe that a well-capitalized technology-enabled oilfield services business will provide the basis for more accessible financing to fund our growth and to execute our oilfield services company acquisitions strategy. We anticipate new innovative products will come to market as we collaborate with drillers to solve their other down-hole needs.

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

Subsequent Events

During the period of October 1, 2019 through October 31, 2020 we received additional loan proceeds of $859,800 from VPEG pursuant to the New VPEG Note.

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

As of January 10, 2020, VPEG, on our behalf, has paid in full all amounts due in connection with the Kodak Note. The November 29, 2019 payment was not paid timely and therefore we incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly we incurred penalties of $45,000 and interest of $9,076.

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

Results of Operations

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

The condensed consolidated statements of operation for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 were as follows:

	For the Three Months Ended September 30,			Percentage
	2019	2018	Change	Change

Total revenue	$509,160	$399,000	$110,160	28%

Total cost of revenue	240,638	215,286	25,352	12%

Gross profit	268,522	183,714	84,808	46%

Operating expenses
Selling, general and administrative	413,507	525,976	(112,469)	-21%
Depreciation and amortization	76,816	241,713	(164,896)	-68%
Total operating expenses	490,323	767,689	(277,365)	-36%
Loss from operations	(221,801)	(583,975)	362,173	-62%
Other expense
Interest expense	(36,274)	(67,402)	31,128	-46%
Total other expense	(36,274)	(67,402)	31,128	-46%
Loss from continuing operations before tax benefit	(258,075)	(651,377)	393,302	-60%
Tax benefit	-	-	-	0%
Loss from continuing operations	(258,075)	(651,377)	393,302	-60%
Income from discontinued operations	-	41,582	(41,582)	-100%
Loss applicable to common stockholders	$(258,075)	$(609,795)	$351,720	-58%

Total revenue: Total revenue increased by $110,160, or 28%, to $509,160 for the three months ended September 30, 2019 from $399,000 for the three months ended September 30, 2018. The increase in the 2019 period is primarily due to reporting three months of revenue from the provision of hardbanding services by our subsidiary Pro-Tech, as compared to approximately two months of revenue in the 2018 period.

Total cost of revenue: Total cost of revenue increased by $25,352, or 12%, to $240,638 for the three months ended September 30, 2019 from $215,286 for the three months ended September 30, 2018, as a result costs associated with the revenue producing activities of our subsidiary Pro-Tech.

Selling, general and administrative: Selling, general and administrative expenses decreased by $112,469, or 21%, to $413,507 for the three months ended September 30, 2019 from $525,976 for the three months ended September 30, 2018. $92,341 of this decrease is due to a reduction in consulting fees. The remaining decrease is due to decreases of $28,263 and $47,752 in Contractor fees and Payroll related expenses, partially offset by a $51,508 increase in Pro Tech costs.

Depreciation and amortization: Depreciation and amortization decreased by $164,896, or 21%, to $76,816 for the three months ended September 30, 2019 from $241,713 for the three months ended September 30, 2018 as a result of impairing the intangible assets at the end of 2018 lowering the amount to be amortized.

Interest expense: Interest expense decreased by $31,128, or 21%, to $36,274 for the three months ended September 30, 2019 from $67,402 for the three months ended September 30, 2018. Interest expense was lower during 2019 period primarily due to the restructuring of the notes payable to affiliate (VPEG) and Rogers note.

Tax benefit: There is no tax benefit recorded for either the three months ended September 30, 2019 or 2018 due to the net operating losses (“NOL”) of both periods. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Income from discontinued operations: Income from discontinued operations decreased by $41,582 or 100%, to $0 for the three months ended September 30, 2019 from $41,582 for the three months ended September 30, 2018 as a result of trailing activity managed by Aurora Energy. Income from discontinued operations in the 2019 and 2018 periods was due to trailing activity managed by the Company on behalf of Aurora Energy Partners (“Aurora”).

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

The condensed consolidated statements of operation for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 were as follows:

	For the Nine Months Ended September 30,			Percentage
	2019	2018	Change	Change

Total revenue	$1,638,299	$399,000	$1,239,299	311%

Total cost of revenue	792,856	215,286	577,570	268%

Gross profit	845,443	183,714	661,729	360%

Operating expenses
Selling, general and administrative	1,162,932	12,575,189	(11,412,257)	-91%
Depreciation and amortization	199,008	242,025	(43,017)	-18%
Total operating expenses	1,361,940	12,817,214	(11,455,274)	-89%
Loss from operations	(516,497)	(12,633,500)	12,117,003	-96%
Other expense
Interest expense	(158,169)	(189,462)	31,293	-17%
Total other expense	(158,169)	(189,462)	31,293	-17%
Loss from continuing operations before tax benefit	(674,666)	(12,822,962)	12,148,296	-95%
Tax benefit	-	-	-	0%
Loss from continuing operations	(674,666)	(12,822,962)	12,148,296	-95%
Income from discontinued operations	66,494	127,029	(60,535)	-48%
Loss applicable to common stockholders	$(608,172)	$(12,695,933)	$12,087,761	-95%

Total revenue: Total revenue increased by $1,239,299, or 311%, to $1,638,299 for the nine months ended September 30, 2019 from $399,000 for the nine months ended September 30, 2018. The increase in the 2019 period is primarily due to reporting nine months of revenue from the provision of hardbanding services by our subsidiary Pro-Tech, as compared to approximately two months of revenue in the 2018 period.

Total cost of revenue: Total cost of revenue increased by $577,570, or 268%, to $792,856 for the nine months ended September 30, 2019 from $215,286 for the nine months ended September 30, 2018, as a result costs associated with the revenue producing activities of our subsidiary Pro-Tech.

Selling, general and administrative: Selling, general and administrative expenses decreased by $11,412,257, or 91%, to $1,162,932 for the nine months ended September 30, 2019 from $12,575,189 for the nine months ended September 30, 2018. $11,314,952 of this decrease is due to a reduction in Stock Compensation. The remaining decrease is due to a decreases of $243,341 in Consulting Fees., partially offset by a $51,508 increase in Pro Tech administrative costs.

Depreciation and amortization: Depreciation and amortization decreased by $43,017, or 18%, to $199,008 for the nine months ended September 30, 2019 from $242,025 for the nine months ended September 30, 2018 as a result of an impairment of intangible assets recorded at 12/31/2018.

Interest expense: Interest expense decreased by $31,293 to $158,169 for the nine months ended September 30, 2019 from $189,462 for the nine months ended September 30, 2018. Interest expense was lower during 2019 period primarily due to the restructuring of the notes payable to affiliate (VPEG) and Rogers note.

Tax benefit: There is no tax benefit recorded for either the nine months ended September 30, 2019 or 2018 due to the net operating losses (“NOL”) of both periods. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Income from discontinued operations: Income from discontinued operations decreased by $60,535 or 48%, to $66,494 for the nine months ended September 30, 2019 from $127,029 for the nine months ended September 30, 2018 as a result of trailing activity managed by the company on behalf of Aurora Energy Partners. Income from discontinued operations in the 2019 and 2018 periods was due to trailing activity managed by the Company on behalf of Aurora.

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

Capital Resources

During the nine months ended September 30, 2019, we received loan proceeds of $517,000 from VPEG through the New VPEG Note, and advances of $175,000 from Ron Zamber, who is a Director and shareholder, to provide funding for operations. As of October 31, 2020 and for the foreseeable future we expect to cover operating shortfalls, if any, with funding through the New VPEG Note we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of October 31, 2020 the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $315,900.

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

Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(144,234)	$(11,441,010)
Net cash provided by (used in) investing activities	-	(832,039)
Net cash provided by financing activities	299,061	1,023,129
Net decrease in cash and cash equivalents	154,827	(11,249,920)
Cash and cash equivalents at beginning of period	76,746	24,383
Cash and cash equivalents at end of period	$231,573	$(11,225,537)

Net cash used in operating activities for the nine months ended September 30, 2019 was $144,234 after cash flows from the net loss of ($608,172) were increased by adjustments to reconcile net loss to cash used in operating activities of $463,938. This compares to cash used in operating activities for the nine months ended September 30, 2018 of $(11,441,010) after the net loss for that period of ($12,695,933) was increased by adjustments to reconcile net loss to cash used in operating activities of $1,254,923.

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $0 and $832,039 respectively. The net cash used during the 2018 period resulted from cash used in the acquisition of Pro-Tech, net of cash acquired.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $299,061 compared to $1,023,129 in net cash provided by financing activities during the nine months ended September 30, 2018. In each of 2019 and 2018 nine month periods net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, net of repayments and redemptions of preferred stock.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, on a modified retrospective basis. We recognize revenue as it satisfies contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services A good or service is transferred to a customer when, or as, the customer obtains control of that good or service.

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

For the three and nine months ended September 30, 2019 and 2018, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

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

As of September 30, 2019, three customers comprised 50% of our gross accounts receivables.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at September 30, 2019 and December 31, 2018, respectively. The weighted average number of common shares outstanding was 28,037,713 and 21,290,933, respectively, at September 30, 2019 and December 31, 2018. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given our historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in accounting standards. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our financial statements.

Item 3. Qualitative and Quantitative Discussions about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we are still in the process of remediating as of September 30, 2019, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, our management identified the following material weaknesses:

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

There have been no changes in our internal control over financial reporting during the first nine months of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first nine months of fiscal year 2019 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first nine months of fiscal year 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three and nine months ended September 30, 2019, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first nine months of fiscal year 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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