Form 10-K
period 2019-12-31
VICTORY OILFIELD TECH, INC.
filed 2021-02-09
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on December 31, 2019 was approximately $301,413 based on the closing price of such stock and such date of $0.39.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of January 29, 2021 was 28,037,713.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VICTORY OILFIELD TECH, INC.

ANNUAL REPORT ON

FORM 10-K

For the year ended December 31, 2019

i

INTRODUCTORY NOTE

Use of Terms

In this report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” and “Company” refer to Victory Oilfield Tech, Inc.., a Nevada corporation, together with its wholly owned subsidiary, Pro-Tech Hardbanding Services, Inc. from July 31, 2018, the date of acquisition.

Cautionary Notice Regarding Forward Looking Statements

For an important cautionary notice regarding forward-looking statements, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Acquisition of Pro-Tech Hardbanding Services, Inc.

On July 31, 2018, the Company entered into a stock purchase agreement to purchase 100% of the issued and outstanding common stock of Pro-Tech Hardbanding Services, Inc., (“Pro-Tech”), an Oklahoma corporation which is a hardbanding company servicing Oklahoma, Texas, Kansas, Arkansas, Louisiana, and New Mexico. The Company believes that the acquisition of Pro-Tech will create opportunities to leverage its existing portfolio of intellectual property to fulfill its mission of operating as a technology-focused oilfield services company. The stock purchase agreement was included as Exhibit 10.1 on the Form 8-K filed by us on August 2, 2018.

Transaction Agreement

On August 21, 2017, we entered into a Transaction Agreement with Armacor Victory Ventures, LLC, or AVV, a Delaware limited liability company, pursuant to which AVV (i) granted to us a worldwide, perpetual, royalty free, fully paid up and exclusive sublicense, or the License, to all of AVV’s owned and licensed intellectual property for use in the oilfield services industry, except for a tubular solutions company headquartered in France, and (ii) agreed to contribute to us $5,000,000, or the Cash Contribution, in exchange for which we issued 800,000 shares of our newly designated Series B Convertible Preferred Stock, constituting approximately 90% of our issued and outstanding common stock on a fully-diluted basis and after giving effect to the issuance of the shares and other securities being issued as contemplated by the Transaction Agreement. To date, AVV has contributed a total of $255,000 to us.

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

Our Products and Services

In today’s harsher drilling environment, exploration and productions companies are seeking new methods and technologies for reducing drill-string torque and down-hole friction when drilling long laterals. Without a comprehensive solution, drill pipe, tubing, tool joints and drill string mid-sections will suffer from aggressive wear that will negatively impact drilling torque, friction, time to complete and total drilling costs. Our wear-resistant alloys will solve these problems. Our goal is to help drillers across the major oil and gas basins of North America create better oil and gas well outcomes and lower total well costs when drilling long laterals. Our initial product line will be focused on tubing and drill-pipe metal coating products, RFID enclosure products and other services that provide protection and friction reduction for nearly every metal component of a drilling operation.

With hardness that can range from 900 to 1500 Vickers, our coatings products will be 3 to 5 times harder than normal metals such as titanium and steel. Oilfield products protected our wear-resistant alloys are lasting two to ten times longer than other coated products in field applications. Additionally, our coatings products will deliver a friction coefficient of 0.05 to 0.12, similar to the smoothness of Teflon.

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

Our Growth Strategies

Our goal is to continue to expand the range of oil and gas product solutions that we deliver to the global oilfield services industry.

●	Our Company will initially embark on a U.S. oilfield services company acquisition initiative, aimed at companies who are already recognized as a high-quality services provider to strategic customers in the major north American oil and gas basins. When completed, each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our existing products and services. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration future product development and planning.

●	We believe that a well-capitalized technology-enabled oilfield services business will provide the basis for more accessible financing to grow our Company and execute our oilfield services company acquisitions strategy.

●	We plan to establish full service facilities in each major geographic area of drilling with products and services such as pipe coating services, hardbanding, inspection services, and machining and thread repair.

●	We believe that the current environment in the oil and gas industry can provide the potential for opportunistic acquisitions at reasonable valuations.

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

Employees

We have 5 full-time employees as of January 29, 2021. We believe that our relationships with our employees are satisfactory. We utilize the services of independent contractors to perform various daily operational and administrative duties.

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

In January 2008, we and Navitus Energy Group (“Navitus”) established Aurora Energy Partners (“Aurora”). Prior to the Divesture of Aurora described below we were the managing partner of Aurora and held a 50% partnership interest in Aurora. All of our oil and natural gas operations were conducted through Aurora.

On August 21, 2017, we entered into the Divestiture Agreement with Navitus, and on September 14, 2017, we entered into Amendment No. 1 to the Divestiture Agreement. Pursuant to the Divestiture Agreement, as amended, we agreed to divest and transfer our 50% ownership interest in Aurora to Navitus, which owned the remaining 50% interest.

On July 31, 2018, the Company entered into a stock purchase agreement to purchase 100% of the issued and outstanding common stock of Pro-Tech Hardbanding Services, Inc., (“Pro-Tech”), an Oklahoma corporation which is a hardbanding company servicing Oklahoma, Texas, Kansas, Arkansas, Louisiana, and New Mexico.

Item 1A. Risk Factors

Our business is subject to a number of risks including, but not limited to, those described below:

Risks Related to Health Epidemics and other outbreaks

We face various risks related to health epidemics and other outbreaks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face various risks related to health epidemics and other outbreaks, including the global outbreak of coronavirus (“COVID-19”). The COVID-19 pandemic, changes in customer behavior related to illness, pandemic fears and market downturns, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have led to disruption and volatility in the global capital markets, which has adversely affected our ability to access the capital markets.

In addition, the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19 may adversely affect our business in a number of ways.

If significant portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Certain of our third-party suppliers and business partners that we rely on to deliver our products and services and to operate our business could inform us that they will be unable to perform fully, which could adversely impact our ability to operate our business and increase our costs and expenses. These increased costs and expenses may not be fully recoverable or adequately covered by insurance.

The duration and possible resurgence of the COVID-19 pandemic is uncertain. The extension of curtailed economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, could have a negative impact on our future results of operations. If the number of our customers experiencing hardship increases, it could have a material adverse effect on our business, financial condition and our future results of operations.

The foregoing impacts and other unforeseen impacts not referenced herein, as well as the ultimate impact of the COVID-19 pandemic, are difficult to predict and have had and are expected to have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Business, Industry, and Strategy

We have substantial liabilities that will require that we raise additional financing to continue operations. Such financing may be available on less advantageous terms, if at all. Additional financing may result in substantial dilution.

As of December 31, 2019, we had $17,076 of cash, total current assets of $755,726, current liabilities of $3,763,031 and a working capital deficit of $3,007,305. Our current liabilities mainly include accounts payable and short-term notes payable. We are currently unable to pay our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we have incurred losses of $3,530,835 and $27,309,510 for the years ended December 31, 2019 and 2018, respectively.

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

We continually seek opportunities to increase efficiency and value through various transactions, including purchases or sales of assets or businesses. We intend to pursue our U.S. oilfield services company acquisition initiative, aimed at companies who are already recognized as a high- quality services provider to strategic customers in the major North American oil and gas basins. These transactions are intended to result in the offering of new services or products, the entry into new markets, the generation of income or cash, the creation of efficiencies or the reduction of risk. Whether we realize the anticipated benefits from an acquisition or any other transactions depends, in part, upon our ability to timely and efficiently integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure or increase our leverage. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write- downs. Except as required by law or applicable securities exchange listing standards, which would only apply when, and if, we are listed on a national securities exchange, we do not expect to ask our shareholders to vote on any proposed acquisition or divestiture. Moreover, we generally do not announce our acquisitions or divestitures until we have entered into a definitive agreement for an acquisition or divestiture.

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

Our success is significantly dependent on our U.S. oilfield services company acquisition initiative, aimed at service companies who are recognized as a high-quality services provider to strategic customers in the major North American oil and gas basins. When and if completed, these oilfield services company acquisitions are expected to provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our amorphous alloy technology products. We may be unable to locate suitable companies or operate on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses. These material weaknesses were associated with our lack of sufficient segregation of duties within accounting functions. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

Risks Related to Our Common Stock

Because we did not timely comply with our SEC filing obligations, our common stock was downgraded to the OTC Pink Market and is currently designated with a “stop sign,” which may limit our trading market and may adversely affected the liquidity of our common stock.

We did not timely file with the SEC this Annual Report on Form 10-K for the year ended December 31, 2019, and we did not timely file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019. We have not yet filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020. As a consequence, our common stock has been moved from the OTCQB Venture Market to the OTC Pink Market, which is a more limited market than the OTCQB marketplace. Securities on the Pink Market are more volatile, and the risk to investors is greater. Furthermore, our common stock is currently designated with a Pink Market “stop sign,” indicating that current public information about our Company is not available due to “delinquent SEC reporting.” The quotation of our common stock on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have an adverse impact on our ability to raise capital in the future.

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

As of December 31, 2019, we had outstanding stock options to purchase an aggregate of 211,186 shares of common stock and warrants to purchase an aggregate of 2,783,626 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants and we would be able to obtain a higher price for our common stock than we would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and the terms on which we could obtain additional financing. The ownership interest of our existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

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

Pro-Tech leases a building of approximately 400 square feet at 2101 S Eastern Ave, Oklahoma City, OK 73129 at an annual cost of $3,000.

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

Our Company has added additional parties to this lawsuit. Discovery is ongoing in this case and no trial date has been set at this time.

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

There was no further activity related to this case during the years ended December 31, 2019 and 2018, respectively.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Market operated by OTC Markets Group under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2019 and 2018. Between January 1, 2018 and May 20, 2019, the high and low bid price data for our common stock were reported by the OTCQB Venture Market. Since May 20, 2019 the high and low bid price data for our common stock are reported by the OTC Pink Market. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

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

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2018	First Quarter	$4.00	$3.01
	Second Quarter	$3.05	$1.90
	Third Quarter	$1.92	$1.01
	Fourth Quarter	$1.15	$0.30
2019	First Quarter	$1.00	$0.80
	Second Quarter	$0.80	$0.80
	Third Quarter	$0.80	$0.25
	Fourth Quarter	$0.80	$0.15

Holders

On December 31, 2019, there were approximately, 1,424 holders of record of our common stock. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

Except as set forth below, we have not sold any securities during the 2019 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

On October 25, 2019 pursuant to the employment agreement with Mr. Kevin DeLeon, and in consideration for past services, we issued Mr. DeLeon a three year warrant to purchase 100,000 shares of the Company’s stock at $0.80 per share.

The issuance of these securities was made in reliance upon an exemption from the registration requirements of Section 5 of the Securities Act.

Purchases of Equity Securities

We did not purchase any of our own common stock during 2019 or 2018.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Victory Oilfield Tech, Inc. MD&A is presented in the following seven sections:

●	Cautionary Information about Forward-Looking Statements

●	Business Overview

●	Results of Operations

●	Liquidity and Capital Resources

●	Critical Accounting Policies and Estimates;

●	Recently Adopted Accounting Standards; and

●	Recently Issued Accounting Standards.

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheets as of December 31, 2019 and 2018 and our audited consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes thereto.

In MD&A, we use “we,” “our,” “us,” “Victory” and “the Company” to refer to Victory Oilfield Tech. and its wholly-owned subsidiary, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2020 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2019 consolidated financial statements, we have suffered recurring losses from operations which raises substantial doubt about our ability to continue as a going concern.

On July 31, 2018, we purchased 100% of the issued and outstanding common stock of Pro-Tech, a hardbanding service provider. This acquisition has caused our results of operations for 2019 to vary significantly from those reported for 2018. See Note 4 “Pro-Tech Acquisition,” to our consolidated financial statements contained elsewhere in this report for additional information regarding the acquisition.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. In particular, the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” variations of such words, and other similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in Item 1A “Risk Factors” and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

●	continued operating losses;

●	adverse developments in economic conditions and, particularly, in conditions in the oil and gas industries;

●	volatility in the capital, credit and commodities markets;

●	our inability to successfully execute on our growth strategy;

●	the competitive nature of our industry;

●	credit risk exposure from our customers;

●	price increases or business interruptions in our supply of raw materials;

●	failure to develop and market new products and manage product life cycles;

●	business disruptions, security threats and security breaches, including security risks to our information technology systems;

●	terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises that may materially adversely affect our business, financial condition and results of operations;

●	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

●	risks associated with protecting data privacy;

●	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our licensed coating materials;

●	transporting certain materials that are inherently hazardous due to their toxic nature;

●	litigation and other commitments and contingencies;

●	ability to recruit and retain the experienced and skilled personnel we need to compete;

●	work stoppages, labor disputes and other matters associated with our labor force;

●	delays in obtaining permits by our future customers or acquisition targets for their operations;

●	our ability to protect and enforce intellectual property rights;

●	intellectual property infringement suits against us by third parties;

●	our ability to realize the anticipated benefits of any acquisitions and divestitures;

●	risk that the insurance we maintain may not fully cover all potential exposures;

●	risks associated with changes in tax rates or regulations, including unexpected impacts of the new U.S. TCJA legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;

●	our substantial indebtedness;

●	the results of pending litigation;

●	our ability to obtain additional capital on commercially reasonable terms may be limited;

●	any statements of belief and any statements of assumptions underlying any of the foregoing;

●	other factors disclosed in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission; and

●	other factors beyond our control.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report on Form 10-K. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

BUSINESS OVERVIEW

General

We are an Austin, Texas based publicly held oilfield energy technology products company focused on improving well performance and extending the lifespan of the industry’s most sophisticated and expensive equipment. America’s resurgence in oil and gas production is largely driven by new innovative technologies and processes as most dramatically and recently demonstrated by fracking. One such process is hardbanding, in which a wear-resistant alloy is applied to the tool joints of drillpipe or drill collars to prolong the life of oilfield tubulars. We utilize wear-resistant alloys which are mechanically stronger, harder and more corrosion resistant than typical alloys found in the market today. This combination of characteristics creates opportunities for drillers to dramatically improve lateral drilling lengths, well completion time and total well costs.

Growth Strategy

We plan to continue our U.S. oilfield services company acquisition initiative, aimed at companies which are already recognized as a high-quality services provider to strategic customers in the major North American oil and gas basins. When completed, we expect that each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our existing products and services. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration, future product development and planning.

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

Subsequent Events

During the period of January 1, 2020 through January 29, 2021 we received additional loan proceeds of $1,143,776 from VPEG pursuant to the New VPEG Note (See Note 13, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

As of January 10, 2020, VPEG, on our behalf, has paid in full all amounts due in connection with the Kodak Note (See Note 8, Notes Payable, to the consolidated financial statements for a description of the Kodak Note). The November 29, 2019 payment was not paid timely and therefore Victory incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly Victory incurred penalties of $45,000 and interest of $9,076.

Effective September 1, 2020, we and AVV have mutually agreed to terminate the AVV Sublicense Agreement and Trademark License. Since the date of the Transaction Agreement, we have not realized any revenue from products or services related to the AVV Sublicense Agreement or Trademark License. Also, effective September 1, 2020, we and LMCE have agreed to terminate the supply and services agreement dated September 6, 2019 although we continue to purchase and utilize the products of LMCE. We are evaluating our business strategy in light of the current conditions of the national and global oil and gas markets.

On October 30, 2020, we and VPEG entered into an amendment to the New Debt Agreement, pursuant to which the parties agreed to increase the loan amount to up to $3,000,000 to cover advances from VPEG through October 30, 2020 and our working capital needs.

On February 8, 2021 we and VPEG entered into an amendment to the New Debt Agreement increasing the loan amount to $3,500,000 to meet future working capital needs.

Factors Affecting our Operating Results

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Total revenue

We generate revenue from hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars and grinding services.

Our revenues are generally impacted by the following factors:

●	our ability to successfully develop and launch new solutions and services

●	changes in buying habits of our customers

●	changes in the level of competition faced by our products

●	domestic drilling activity and spending by the oil and natural gas industry in the United States

Total cost of revenue

The costs associated with generating our revenue fluctuate as a result of changes in sales volumes, average selling prices, product mix, and changes in the price of raw materials and consist primarily of the following:

●	hardbanding production materials purchases

●	hardbanding supplies

●	labor

●	depreciation expense for hardbanding equipment

●	field expenses

Selling, general and administrative expenses (“SG&A”)

Our selling, general and administrative expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

●	compensation and benefit costs for management, sales personnel and administrative staff, which includes share-based compensation expense

●	rent expense, communications expense, and maintenance and repair costs

●	legal fees, accounting fees, consulting fees and insurance expenses.

These expenses are not expected to materially increase or decrease directly with changes in total revenue.

Depreciation and amortization

Depreciation and amortization expenses consist of amortization of intangible assets, depreciation of property, plant and equipment, net of depreciation of hardbanding equipment which is reported in Total cost of revenue

Interest expense

Interest expense, net consists primary of interest expense and loan fees on borrowings as well as amortization of debt issuance costs and debt discounts associated with our indebtedness.

Other (income) expense, net

Other (income) expense, net represents costs incurred, net of income, from various non-operating items including costs incurred in conjunction with our debt refinancing and extinguishment transactions, interest income, gain or loss on disposal of fixed assets, as well as non-operational gains and losses unrelated to our core business.

Income tax benefit (provision)

We are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, our operating results, the availability of any net operating loss carryforwards, any future business combinations, and changes to tax laws and regulations are key factors that will determine our future book and taxable income.

Income from discontinued operations

Income from discontinued operations consist of revenues, related expenses and loss on disposal of Aurora. See Note 3, Discontinued Operations, to the consolidated financial statements for further information.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future

Total Revenue

	For the Years Ended December 31,			Percentage
(in thousands)	2019	2018	$ Change	Change
Total revenue	$2,204.1	$1,034.3	$1,169.8	100%

Total revenue increased due to hardbanding revenue generated by Pro-Tech subsequent to the July 31, 2018 acquisition date. In 2018, we reported approximately five months of hardbanding revenue as compared to twelve months for 2019. See Note 3, Pro-Tech Acquisition, to the consolidated financial statements for further information.

Total Cost of Revenue

	For the Years Ended December 31,			Percentage
(in thousands)	2019	2018	$ Change	Change
Total cost of revenue	$1,015.9	$504.1	$511.8	100%
Percentage of total revenue	46%	49%

Total cost of revenue increased in 2019 due to reporting a full twelve months of expenses related to the provision of Pro-Tech’s hardbanding revenue, including materials, direct labor, other direct costs, and depreciation on equipment.

Selling, general and administrative

	For the Years Ended December 31,			Percentage
(in thousands)	2019	2018	$ Change	Change
Selling, general and administrative	$1,705.7	$13,087.7	$(11,382.0)	-87%

Selling, general and administrative expenses decreased due to the following:

●	Consulting fees were reduced by eliminating the number of consultants and moving others to payroll

●	Contractor fees were eliminated

●	Payroll related expenses were reduced due to employee downsizing

Partially offset by increases in:

●	Administrative expenses of our subsidiary, Pro-Tech

Depreciation and amortization

	For the Years Ended December 31,			Percentage
(in thousands)	2019	2018	$ Change	Change
Depreciation and amortization	$265.3	$613.7	$(348.4)	-57%

Depreciation and amortization decreased due to greater impairment of the intangible assets at the end of 2018, as compared with the impairment at the end of 2019. This resulted in a lower unamortized balance at the beginning of 2019 as compared to the balance at the beginning of 2018.

Impairment loss

	For the Years Ended December 31,			Percentage
(in thousands)	2019	2018	$ Change	Change
Impairment loss	$2,616.7	$14,165.8	$(11,549.1)	-20%

For the twelve months ended December 31, 2019, we recorded impairments to the AVV Sublicense, the Trademark License and the Non-Compete Agreements of $2,214,167, $1,182,500 and $67,500, respectively, which net of accumulated amortization of $847,462 represented 100% of the remaining value of each of these assets, for a total impairment loss of $2,616,705.

For the twelve months ended December 31, 2018, we recorded impairments to the AVV Sublicense, the Trademark License and the Non-Compete Agreements of $9,115,833, $4,847,500 and $202,500, respectively, for a total impairment loss of $14,165,833.

Interest expense

	For the Years Ended December 31,			Percentage
(in thousands)	2019	2018	$ Change	Change
Interest expense	$197.9	$246.0	$48.2	-87%

Interest expense decreased in the 2019 period primarily due to the restructuring of our notes payable to VPEG as well as the Rogers Note. See Note 8, Notes Payable, to our consolidated financial statements for more information.

Tax benefit

There is no provision for income tax expenses recorded for the twelve months ended December 31, 2019 due to the net operating losses, (“NOL”) for 2019. For the twelve months ended December 31, 2018 we recorded a benefit in the amount of $93,531. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance thus be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Loss from Continuing Operations, Income from Discontinued Operations, and Loss Applicable to Common Stockholders

	For the Years Ended December 31,			Percentage
(in thousands)	2019	2018	Change	Change
Loss from continuing operations	$(3,597.3)	$(27,478.3)	$23,881.0	-87%
Income/(loss) from discontinued operations	$66.5	$168.8	$(102.3)	-61%
Loss applicable to common stockholders	$(3,530.8)	$(27,309.5)	$23,778.7	-87%

We reported an operating loss for 2019 of $(3,530,835) compared to an operating loss of $(27,309,510) for 2018.

Income from discontinued operations consist of revenues and related expenses resulting from the trailing activity of Aurora and loss on disposal of Aurora. See Note 3, Discontinued Operations, to the consolidated financial statements for further information.

As a result of the foregoing, loss applicable to common stockholders for 2019 was $(3,530,835), or $(0.13) per share, compared to a loss applicable to common stockholders of $(27,309,510), or $(1.28) per share, for 2018 on weighted average shares of 28,037,713 and 21,290,933, respectively

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

Historically we have experienced, and we continue to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New VPEG Note to fund operations as we seek to generate positive cash flows from operations. See Note 8 “Notes Payable,” and Note 13 “Related Party Transactions,” to the accompanying consolidated financial statements for additional information regarding the New VPEG Note. In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources which we believe will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

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

Capital Resources

During 2019, we obtained $785,000 from VPEG through the New VPEG Note and advances of $185,150 from Ron Zamber, who is a Director and shareholder. As of January 29, 2021 and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of January 29, 2021 the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $377,324.

In addition, during 2019, we extended the maturity date of the Kodak Note See Note 8, Notes Payable, and Note 17, Subsequent Events, to the consolidated financial statements for additional information regarding the Kodak Note.

During 2018, we converted several related party debt instruments to equity, including the McCall Settlement Agreement, the Navitus Settlement Agreement, the Insider Settlement Agreement, the VPEG Private Placement, the VPEG Settlement Agreement, the VPEG Note and the Settlement Agreement. See Note 13, Related Party Transactions, to the consolidated financial statements for further information on these agreements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition.

Cash Flow

The following table provides detailed information about our net cash flows for the years ended December 31, 2019 and 2018:

	12 Months Ended December 31,
($ in thousands)	2019	2018
Net cash used in operating activities	$(372.1)	$(1,401.7)
Net cash provided by (used in) investing activities	-	(563.6)
Net cash provided by financing activities	312.5	2,017.7
Net decrease in cash and cash equivalents	(59.7)	52.4
Cash and cash equivalents at beginning of period	76.7	24.4
Cash and cash equivalent at end of period	$17.1	$76.7

Net cash used in operating activities for the year ended December 31, 2019 was $372,139. Net loss adjusted for non-cash items (impairment of intangible assets, depreciation, amortization, and share based compensation expense) used cash of $282,518. In addition, changes in operating assets and liabilities used cash of $89,621. The most significant drivers were decreases in accounts receivable (due to timing of collections) and other receivables which were partially offset by increases in accrued liabilities and accounts payable.

This compares to cash used in operating activities for the year ended December 31, 2018 of $1,401,685 after the net loss adjusted for non-cash items for that period used cash of $1,066,718. In addition, changes in operating assets and liabilities used cash of $334,970. The most significant drivers were decreases in accounts receivable (due to timing of collections) and accrued liabilities, which were partially offset by increases in accounts payable and prepaid and other current assets.

Net cash provided by/used in investing activities for the year ended December 31, 2019 was $0. This compares to $563,633 of cash used by investing activities for the year ended December 31, 2018 due to cash used in the acquisition of Pro-Tech, net of cash acquired.

Net cash provided by financing activities for the year ended December 31, 2019 was $312,469 compared to $2,017,684 in net cash provided by financing activities during the year ended December 31, 2018. In each of 2019 and 2018 net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, net of repayments and redemptions of preferred stock.

We believe it will be necessary to obtain additional liquidity resources in order to support our operations. We are addressing our liquidity needs by seeking to generate positive cash flows from operations and developing additional backup capital sources.

Kodak Loan Agreements

On July 31, 2018, we entered into a loan agreement to fund the acquisition of Pro-Tech with Kodak Brothers Real Estate Cash Flow Fund, LLC, a Texas limited liability company (“Kodak”), pursuant to which we borrowed from Kodak $375,000 under a 10% secured convertible promissory note maturing March 31, 2019 (the “Kodak Note”). Pursuant to the terms of the Kodak Note, we elected to extend the maturity date to June 30, 2019. Under the loan agreement with Kodak, we issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of our common stock with an exercise price of $0.75 per share. The loan agreement with Kodak was included as Exhibit 10.3 on the Form 8-K filed by us on August 2, 2018.

On July 10, 2019, Victory, Kodak and Pro-Tech entered into an Extension and Modification Agreement, effective June 30, 2019, pursuant to which, the maturity date of the Kodak Note was extended from June 30, 2019 to September 30, 2019 and the interest rate was increased from 10% to 15%. Upon the execution of the extension agreement, we paid to Kodak interest on the Loan for the third quarter of 2019 in the amount of $14,063, and an extension fee in the amount of $14,063.

On October 21, 2019, Victory, Kodak and Pro-Tech entered into a Second Extension and Modification Agreement, effective September 30, 2019, pursuant to which the maturity date of the Kodak Note was extended from September 30, 2019 to December 20, 2019, and the interest rate was increased from 15% to 17.5%. Upon the execution of the Second Extension and Modification Agreement, we paid to Kodak interest on the Loan for the fourth quarter of 2019 in the amount of $11,059, and an extension fee in the amount of $14,063. We agreed to: (i) pay a total of $12,500 to Kodak and its manager, which represents due diligence fees; (ii) pay to Kodak and its manager a total of $27,500, which represents $25,000 of loan monitoring fees and $2,500 of loan extension fees; (iii) on or before October 31, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and we will incur a late of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after October 31, 2019; (iv) on or before November 29, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and we will incur a late of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after November 29, 2019; and (v) on or before December 30, 2019, Victory will pay to Kodak any unpaid and/or outstanding balances owed on the Note. If the Note and any late fees, other fees, interest, or principal is not paid in full by December 30, 2019, Victory will pay to Kodak $25,000 as liquidated damages. The November 29, 2019 payment was not paid timely and therefore Victory incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly Victory incurred penalties of $45,000 and interest of $9,076. As of January 10, 2020, VPEG, on behalf of us, has paid in full all amounts due in connection the Kodak Note.

VPEG Note

On August 21, 2017, we entered into a secured convertible original issue discount promissory note issued by us to Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”) (the “VPEG Note”). The VPEG Note reflects an original issue discount of $50,000 such that the principal amount of the VPEG Note is $550,000, notwithstanding the fact that the loan is in the amount of $500,000. The VPEG Note does not bear any interest in addition to the original issue discount, matures on September 1, 2017, and is secured by a security interest in all of our assets.

On October 11, 2017, we and VPEG entered into an amendment to the VPEG Note, pursuant to which the parties agreed (i) to increase the loan amount to $565,000, (ii) to increase the principal amount of the VPEG Note to $621,500, reflecting an original issue discount of $56,500, (iii) to extend the maturity date to November 30, 2017 and (iv) that VPEG will have the option, but not the obligation, to loan us up to an additional $250,000 under the VPEG Note.

On January 17, 2018, we and VPEG entered into a second amendment to the VPEG Note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the VPEG Note; (ii) that VPEG will have the option but not the obligation to loan us additional amounts under the VPEG Note; and (iii) that, in the event that VPEG exercises its option to convert the note into shares of common stock at any time after the maturity date and prior to payment in full of the principal amount of the VPEG Note, we shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share.

VPEG Settlement Agreement

On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release (the “VPEG Settlement Agreement”) with VPEG, pursuant to which all of our obligations to VPEG to repay indebtedness for borrowed money (other than the VPEG Note), which totaled approximately $873,409.64, were converted into approximately 110,000 shares of Series C Preferred Stock. Pursuant to the VPEG Settlement Agreement, the 12% unsecured six-month promissory note was repaid in full and terminated, but VPEG retained the common stock purchase warrant. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 940,272 shares of common stock.

Settlement Agreement

On April 10, 2018, we and VPEG entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which VPEG agreed to release and discharge us from our obligations under the VPEG Note. Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Note, we issued to VPEG 1,880,267 shares of its common stock and a five-year warrant to purchase 1,880,267 shares of our common stock at an exercise price of $0.75 per share, to be reduced to the extent the actual price per share in the Proposed Private Placement is less than $0.75.

On April 10, 2018, in connection with the Settlement Agreement, we and VPEG entered into a loan agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of our assets, and at the option of VPEG will be convertible into shares of our common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. The balance of the New VPEG Note was $1,115,400 and $0 as of December 31, 2018 and December 31, 2017, respectively (see Note 8, Notes Payable, to the consolidated financial statements for further information).

Navitus Settlement Agreement

On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release (the “Navitus Settlement Agreement”) with Dr. Ronald Zamber and Mr. Greg Johnson, an affiliate of Navitus Energy Group (“Navitus”), pursuant to which all of our obligations to Dr. Zamber and Mr. Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, were converted into approximately 65,591 shares of Series C Preferred Stock, approximately 46,700 shares of which were issued to Dr. Zamber and approximately 18,891 shares of which were issued to Mr. Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of common stock, with 243,948 shares issued to Dr. Zamber and 98,685 shares issued to Mr. Johnson.

Insider Settlement Agreement

On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release (the “Insider Settlement Agreement”) with Dr. Ronald Zamber and Mrs. Kim Rubin Hill, the wife of Kenneth Hill, our then Chief Executive Officer and Chief Financial Officer through April 17, 2019, pursuant to which all of our obligations to Dr. Zamber and Mrs. Hill to repay indebtedness for borrowed money, which totaled approximately $35,000, were converted into approximately 4,408 shares of Series C Preferred Stock, approximately 1,889 shares of which were issued to Dr. Zamber and approximately 2,519 shares of which were issued to Mrs. Hill. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 23,027 shares of common stock, with 9,869 shares issued to Dr. Zamber and 13,158 shares issued to Mrs. Hill.

McCall Settlement Agreement

On August 21, 2017, in connection with the Transaction Agreement, we entered into a settlement agreement and mutual release with David McCall, the former general counsel and former director of Victory (the “McCall Settlement Agreement”), pursuant to which all of our obligations to David McCall to repay indebtedness related to payment for legal services rendered by David McCall, which totaled $380,323 including accrued interest, was converted into 20,000 shares of our newly designated Series D Preferred Stock. During the twelve months ended December 31, 2017, we did not redeem any shares of Series D Preferred Stock. During the twelve months ended December 31, 2018, we redeemed 16,666 shares of Series D Preferred Stock for cash payments of $316,942.

Supplementary Agreement

On April 10, 2018 we and AVV entered into a supplementary agreement (the “Supplementary Agreement”) to address breaches or potential breaches under the Transaction Agreement, including AVV’s failure to contribute the full amount of the Cash Contribution. Pursuant to the Supplementary Agreement, the Series B Convertible Preferred Stock issued under the Transaction Agreement was canceled and, in lieu thereof, we issued to AVV 20,000,000 shares of our common stock (the “AVV Shares”). The Supplementary Agreement contains certain covenants by AVV, including a covenant that AVV will use its best efforts to help facilitate approval of a proposed $7 million private placement of our common stock at a price per share of $0.75, which will include 50% warrant coverage at an exercise price of $0.75 per share (the “Proposed Private Placement”), and that AVV will invest a minimum of $500,000 in the Proposed Private Placement.

On April 23, 2018, we filed a Certificate of Withdrawal with the Nevada Secretary of State to withdraw the designation of the Series B Convertible Preferred Stock and return such shares to our undesignated preferred stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

●	Cash and cash equivalents;

●	Property, plant, and equipment;

●	Other property and equipment;

●	Fair value;

●	Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts;

●	Inventory

●	Goodwill and other intangible assets

●	Revenue recognition

●	Business combinations

●	Share-based compensation,

●	Income taxes and

●	Earnings per share

In addition, please refer to Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements for further discussion of our significant accounting policies.

Cash and Cash Equivalents:

We consider all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. We had no cash equivalents at December 31, 2019 and 2018.

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

See Note 5, Property, plant and equipment, to the consolidated financial statements for further information.

Other Property and Equipment:

Our office equipment in Austin, Texas is being depreciated on the straight-line method over the estimated useful life of three to seven years.

Fair Value:

At December 31, 2019 and 2018, the carrying value of our financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, we have not recorded an allowance for doubtful accounts at December 31, 2019. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

Inventory

Our inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2019 or 2018.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at December 31, 2019 and 2018, and the goodwill balances of $145,149 at December of each year are included in the single reporting unit.To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

During the year ended December 31, 2019, we recorded impairment of the AVV Sublicense, the Trademark License and the Non-Compete Agreements totaling $2,616,705. During the year ended December 31, 2018, we recorded impairment of the AVV Sublicense, the Trademark License and the Non-Compete Agreements totaling $14,165,833. See Note 6, Goodwill and Other Intangible Assets, to the consolidated financial statements for further information.

Revenue Recognition

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), on a modified retrospective basis. We recognize revenue as it satisfies contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. All performance obligations of our contracts with customers are satisfied over the duration of the contract as customer-owned equipment is serviced and then made available for immediate use as completed during the service period. We have reviewed our contracts with customers, all of which relate to Pro-Tech, and determined that due to their short-term nature, with durations of several days of service at the customer’s location, it is only those contracts that occur near the end of a financial reporting period that will potentially require allocation to ensure revenue is recognized in the proper period. We have reviewed all such transactions and recorded revenue accordingly. No unearned revenue has been recognized as a result of the adoption of ASC 606.

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

Share-Based Compensation

From time to time we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 11, Stock Options to the consolidated financial statements, for further information.

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

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2019 and 2018, respectively. The weighted average number of common shares outstanding was 28,037,713 at December 31, 2019 and 2018. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table outlines outstanding common stock shares and common stock equivalents.

	Years Ended December 31,
	2019	2018
Common Stock Shares Outstanding	28,037,713	28,037,713
Common Stock Equivalents Outstanding
Warrants	2,783,626	2,713,103
Stock Options	211,186	221,713
Unconverted Preferred A Shares	68,966	68,966
Total Common Stock Equivalents Outstanding	3,063,778	3,003,782

RECENTLY ADOPTED ACCOUNTING STANDARDS

On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed that total amount of goodwill allocated to that reporting unit. ASU 2017-04 has been applied on a prospective basis, effective for our annual goodwill impairment test beginning in the fourth quarter of 2019.

On January 1, 2019, we adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. Under this ASU, an entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this ASU did not have a material impact on our consolidated financial statements or financial statement disclosures.

On January 1, 2019, we adopted ASU 2016-02, “Leases,” which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognized, for operating and finance leases with terms exceeding twelve months, a right-of-use asset (or “ROU”) and lease liability on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either the adoption date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We used the adoption date as our date of initial application. As a result, historical financial information was not updated, and the disclosures required under the new standard are not provided as of and for periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short term lease recognition exemption and we will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement). We also elected the accounting policy election to not separate lease and non-lease components for all asset classes.

We have determined that adoption of this standard will not have a material impact on its consolidated financial statements because it does not currently have any arrangements that must be accounted for as leases.

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

In January 2017, FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under ASU 2017-01, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. ASU 2017-01 may result in more transactions being accounted for as asset acquisitions rather than business combinations. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. We adopted ASU 2017-01 on January 1, 2018 and applied the new guidance to applicable transactions after that date.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2019, our internal control over financial reporting was not effective due to the following material weaknesses.

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

The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly reports and annual report during 2019 and we have not yet filed our Quarterly Reports during 2020.

Due to resource constraints, from time to time we have not had the resources to fund sufficient staff and pay professional fees to ensure that all of our reports are filed timely. However, our management has recently obtained, and continues to actively seek, additional sources of capital which we believe will allow us to increase our staffing levels and remain current on our obligations to our external professional services providers. We believe this action, in addition to future improvements, will allow us to resume timely public reporting practices no later than the first quarter of 2021.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2019, that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding the names, ages (as of September 30, 2020) and positions held by each of our executive officers.

Name	Age	Positions Held
Kevin DeLeon	53	Chief Executive Officer, President, Principal Financial and Accounting Officer and Director
Ronald W. Zamber	59	Chairman of the Board of Directors
Robert Grenley	63	Director
Ricardo A. Salas	56	Director

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of our Company, the Board considered transactions and relationships between our Company and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). For the year ended December 31, 2019, the Board has determined that the following directors and director nominees are independent as defined in applicable SEC and Nasdaq Stock Market rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Marketplace Rule 5605: Ron Zamber, Rob Grenley, and Ricardo A. Salas. Mr. Herrera resigned as a member of the Board of Directors effective March 1, 2019. Mr. Eilertsen resigned as a member of the Board of Directors effective November 6, 2019.

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

Delinquent Section 16(a) Reports

Our directors, executive officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established by rules adopted by the SEC and we are required to report in this Annual Report on Form 10-K any failure to file by those deadlines. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that the following reports were not timely filed for the year ended December 31, 2019: Kevin DeLeon assumed the role of chief executive officer and was granted a warrant to purchase 100,000 shares of common stock, which was not reported.

Item 11. Executive Compensation

Summary Compensation Table - Fiscal Years Ended December 31, 2019 and 2018

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Kevin DeLeon, Chief Executive Officer (2)	2019	83,500	—	83,500
Kenneth Hill, Chief Executive Officer and Chief Financial Officer (3)	2019	83,332	—	83,332
	2018	250,000	—	250,000

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.
(2)	On October 25, 2019 we entered into an employment agreement with Mr. Kevin DeLeon having a term of one year. Pursuant to the employment agreement, we agreed to pay Mr. DeLeon a salary of $120,000 per year, effective November 1, 2019. In addition, in consideration for past services, we issued Mr. DeLeon a three year warrant to purchase 100,000 shares of the Company’s stock at $0.80 per share. Mr. DeLeon will also be eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and our generally applicable policies. The employment agreement has been extended until October 31, 2021 with the same salary and benefits.
(3)

On August 21, 2017, we entered into an amended and restated employment agreement with Mr. Kenneth Hill. Under the amended and restated employment agreement, we agreed to pay Mr. Hill a salary of $250,000 per year, and he will be eligible for annual bonuses at the discretion of our Board. In addition, we agreed to grant Mr. Hill an option to purchase 197,369 shares of our common stock, which option has an exercise price of $1.52 per share and vests in 36 equal monthly installments. Mr. Hill will also be eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and our generally applicable policies. The term of the amended and restated employment agreement is for three (3) years and automatically renews for additional one-year periods unless terminated. Either party may terminate the amended and restated employment agreement at any time upon at least 30 days written notice (other than a termination by us for Cause). Effective April 17, 2019, Mr. Kenneth Hill resigned as the Company’s Chief Executive Officer, interim Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors., at which time Mr. Kevin DeLeon assumed the role of Chief Executive Officer of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2019.

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth Hill (1)	3,948	—	—	$13.30	4/23/2024
Kenneth Hill	9,869	—	—	$10.26	8/28/2025
Kenneth Hill	153,509	43,860	—	$1.52	8/21/2027

(1)	Effective April 17, 2019, Mr. Kenneth Hill resigned as the Company’s Chief Executive Officer, interim Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors.

Director Compensation

No member of our Board of Directors received any compensation for services as a director during the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of January 29, 2021 (i) by each person who is known by us to beneficially own more than 5% of our voting stock; (ii) by each of our officers, directors and director nominees; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our Company, 3355 Bee Caves Road, Suite 608, Austin, Texas 78746.

				Amount of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Shares	Options	Warrants	Common Stock	Series D PS Converted to CS	Percent of Common Stock(2)	Percent of Total Voting Stock(3)
Ronald Zamber, Director (4)	7,261,501	-	2,205,868	9,467,369	-	31.30%	31.30%
Robert Grenley, Director (5)	3,357	-	10,000	13,357	-	0.05%	0.05%
Ricardo A. Salas, Director (6)	20,000,000	-	-	20,000,000	-	71.33%	71.33%
Kevin DeLeon, Interim CEO and Director (7)	-	-	100,000	100,000	-	0.36%	0.36%
All directors and officers as a group (4 persons named above)	27,264,858	-	2,215,868	29,480,726	-	97.45%	97.45%

Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.
(2)	Based on 28,037,713 shares of our common stock outstanding as of January 29, 2021.
(3)	There were no shares of voting stock other than common stock outstanding as of January 29, 2021.
(4)	Includes 291,866 shares of common stock and warrants for the purchase of 23,158 shares of common stock exercisable within 60 days held by Dr. Zamber; 4,382,872 shares of common stock owned by Navitus Energy Group, of which Mr. Zamber is the managing member of its managing partner, James Capital Consulting, LLC; 2,787 shares of common stock and warrants for the purchase of 2,343 shares of common stock exercisable within 60 days owned by James Capital Consulting, LLC; 64,951 shares of common stock owned by Visionary Investments, LLC, of which Dr. Zamber is sole member; 2,519,025 shares of common stock and warrants for the purchase of 2,090,223 shares of common stock exercisable within 60 days owned by Visionary Private Equity Group I, LP, of which Dr. Zamber is senior managing director of its general partner, Visionary PE GP I, LLC; and warrants for the purchase of 90,144 shares of common stock exercisable within 60 days owned by Navitus Partners, LLC, of which Dr. Zamber is a Director.
(5)	Includes 3,357 shares of common stock and warrants for the purchase of 10,000 shares of common stock exercisable within 60 days.

(6)	Represents 20,000,000 shares issued to Armacor Victory Ventures, LLC, pursuant to the Supplementary Agreement, dated April 10, 2018 among the Company and Armacor Victory Ventures, LLC. Mr. Salas is the managing member of Armacor Victory Ventures, LLC.
(7)	Includes warrants for the purchase of 100,000 shares of common stock exercisable within 60 days owned by Mr. DeLeon.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2019.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,186	$2.31	15,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	211,186	$2.31	15,000,000

In 2014, our Board of Directors and stockholders approved our 2014 Long Term Incentive Plan. No shares remain available under the 2014 Long Term Incentive Plan.

In 2017, our Board of Directors and stockholders approved our 2017 Equity Incentive Plan. As of December 31, 2019, no shares have been granted under our 2017 Equity Incentive Plan.

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

●	On January 17, 2018, the Company and VPEG entered into a second amendment to the VPEG Note, pursuant to which the parties agreed (i) to extend the maturity date to a date that is five business days following VPEG’s written demand for payment on the VPEG Note; (ii) that VPEG will have the option but not the obligation to loan the Company additional amounts under the VPEG Note; and (iii) that, in the event that VPEG exercises its option to convert the note into shares of common stock at any time after the maturity date and prior to payment in full of the principal amount of the VPEG Note, the Company shall issue to VPEG a five year warrant to purchase a number of additional shares of common stock equal to the number of shares issuable upon such conversion, at an exercise price of $1.52 per share.

●	On April 10, 2018, the Company and AVV entered into a supplementary agreement (the “Supplementary Agreement”) to address breaches or potential breaches under the Transaction Agreement, including AVV’s failure to contribute the full amount of the Cash Contribution. Pursuant to the Supplementary Agreement, the Series B Convertible Preferred Stock issued under the Transaction Agreement was canceled and, in lieu thereof, the Company issued to AVV 20,000,000 shares of its common stock (the “AVV Shares”). The Supplementary Agreement contains certain covenants by AVV, including a covenant that AVV will use its best efforts to help facilitate approval of a proposed $7 million private placement of the Company’s common stock at a price per share of $0.75, which will include 50% warrant coverage at an exercise price of $0.75 per share (the “Proposed Private Placement”), and that AVV will invest a minimum of $500,000 in the Proposed Private Placement. Effective September 1, 2020, we and AVV have mutually agreed to terminate the AVV Sublicense Agreement and Trademark License. Since the date of the Transaction Agreement, we have not realized any revenue from products or services related to the AVV Sublicense Agreement or Trademark License. Also effective September 1, 2020, we and LMCE have agreed to terminate the supply and services agreement dated September 6, 2019 although we continue to purchase and utilize the products of LMCE.

●	On April 10, 2018, the Company and VPEG entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which VPEG agreed to release and discharge the Company from its obligations under the VPEG Note. Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Note, the Company issued to VPEG 1,880,267 shares of its common stock and a five-year warrant to purchase 1,880,267 shares of its common stock at an exercise price of $0.75 per share, to be reduced to the extent the actual price per share in the Proposed Private Placement is less than $0.75.

●	On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan to VPEG up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of the Company’s assets, and at the option of VPEG will be convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. The balance of the New VPEG Note was $1,978,900 and $1,115,400 as of December 31, 2019 and December 31, 2018, respectively and $3,122,676 as of January 29, 2021 (see Note 8, Notes Payable, to the consolidated financial statements for further information).

●	On April 23, 2018, the Company filed a Certificate of Withdrawal with the Nevada Secretary of State to withdraw the designation of the Series B Convertible Preferred Stock and return such shares to undesignated preferred stock of the Company.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our board of directors has determined that Ron Zamber, Robert Grenley and Ricardo A. Salas are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2019 and 2018, we paid $120,000 and $132,171, respectively, in fees to our principal accountants.

Tax Fees

For the years ended December 31, 2019 and 2018, we paid $2,500 and $2,375, respectively, in fees to our principal accountants for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

All fees described above for the years ended December 31, 2019 and 2018, were approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to the Consolidated Financial Statements:

(2) Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5*	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019.

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.3	Extension and Modification Agreement, dated as of July 11, 2019, among Victory Oilfield Tech, Inc., Kodak Brothers Real Estate Cash Flow Fund, LLC and Pro-Tech Hardbanding Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2019)

10.4	Second Extension and Modification Agreement, dated as of October 21, 2019, among Victory Oilfield Tech, Inc., Kodak Brothers Real Estate Cash Flow Fund, LLC and Pro-Tech Hardbanding Services, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed October 24, 2019)

10.5*†	Employment Agreement by and between Victory Energy Corporation and Kevin DeLeon dated October 25, 2019.

10.6	Loan Agreement, dated April 10, 2018, by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2018)

10.7	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020)

10.8*	Amendment No. 2 to Loan Agreement, dated February 8, 2020

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2017)

99.2	Compensation Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 20, 2017)

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Executive Compensation Plan or Agreement.
++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Victory Oilfield Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Oilfield Tech, Inc. and Subsidiary (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Austin, Texas

January 29, 2021

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$17,076	$76,746
Accounts receivables, net	510,226	399,325
Inventory	50,053	62,575
Receivable for tax overpayment	62,432	-
Prepaid and other current assets	115,939	107,360
Total current assets	755,726	646,006

Property, plant and equipment	721,983	721,983
Accumulated depreciation	(242,077)	(106,316)
Property, plant and equipment, net	479,906	615,667
Goodwill	145,149	145,149
Other intangible assets, net	148,079	3,027,860
Total Assets	$1,528,860	$4,434,682

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$719,011	$700,234
Accrued and other short term liabilities	176,593	118,130
Short term advance from shareholder	185,150	-
Short term notes payable, net	703,377	867,484
Short term notes payable - affiliate, net	1,978,900	1,115,400
Total current liabilities	3,763,031	2,801,248
Long term notes payable, net	-	436,770
Total long term liabilities	-	436,770
Total Liabilities	3,763,031	3,238,018

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 issued and outstanding at each of December 31, 2019 and 2018	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares issued and outstanding at each of December 31, 2019 and 2018	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,684,164	95,584,164
Accumulated deficit	(97,701,381)	(94,170,546)
Total stockholders’ equity	(2,234,171)	1,196,664
Total Liabilities and Stockholders’ Equity	$1,528,860	$4,434,682

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Total revenue	$2,204,104	$1,034,317

Total cost of revenue	1,015,855	504,091

Gross profit	1,188,249	530,226

Operating expenses
Selling, general and administrative	1,705,704	13,087,683
Depreciation and amortization	265,318	613,708
Impairment loss	2,616,705	14,165,833
Total operating expenses	4,587,727	27,867,224
Loss from operations	(3,399,478)	(27,336,998)
Other income/(expense)
Other income	-	11,198
Interest expense	(197,851)	(246,035)
Total other income/(expense)	(197,851)	(234,837)
Loss from continuing operations before tax benefit	(3,597,329)	(27,571,835)
Tax benefit	-	93,531
Loss from continuing operations	(3,597,329)	(27,478,304)
Income from discontinued operations	66,494	168,794
Loss applicable to common stockholders	$(3,530,835)	$(27,309,510)

Income/(loss) per share applicable to common stockholders
Basic and diluted:
Loss per share from continuing operations	$(0.13)	$(1.29)
Income (loss) per share from discontinued operations	$0.00	$0.01
Loss per share, basic and diluted	$(0.13)	$(1.28)
Weighted average shares, basic and diluted	28,037,713	21,290,933

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,530,835)	$(27,309,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	135,304	41,060
Amortization of intangible assets	260,547	611,355
Provision for deferred taxes	-	(88,820)
Impairment of intangible assets	2,616,705	14,165,833
Warrants issued with note payable	-	37,109
Depreciation expense	135,761	63,183
Share-based compensation	100,000	11,413,072
Changes in operating assets and liabilities:
Accounts receivable	(110,901)	(135,247)
Receivable for tax overpayment	(62,432)	-
Inventory	12,522	(8,211)
Prepaid and other current assets	(6,050)	16,541
Accounts payable	18,777	53,806
Accrued and other short term liabilities	58,463	(261,859)
Net cash used in operating activities	(372,139)	(1,401,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Pro-Tech, net of cash acquired	-	(563,633)
Net cash provided by (used in) investing activities	-	(563,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	747,664
Proceeds from notes payable - affiliate	785,000	1,729,100
Payments on notes payable	(657,681)	(98,696)
Payments on notes payable - affiliate	-	(100,000)
Contributions - affiliate		(70,384)
Short term advance from shareholder	185,150	-
Redemption of preferred stock	-	(190,000)
Net cash provided by financing activities	312,469	2,017,684

Net change in cash and cash equivalents	(59,670)	52,363
Beginning cash and cash equivalents	76,746	24,383
Ending cash and cash equivalents	$17,076	$76,746

Supplemental cash flow information:
Cash paid for:
Interest	$197,851	$22,625
Non-cash investing and financing activities:
Note payable to seller	$-	$614,223
Equity conversion of note payable	$-	$1,410,200
Intangible assets acquired	$-	$172,519

The accompanying notes are an integral part of these consolidated financial statements.

The Consolidated Statements of Cash Flows include cash flows from continuing operations along with discontinued operations.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock $0.001 Par Value		Preferred B $0.001 Par Value		Preferred C $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
January 1, 2018 Balance	5,206,174	$5,206	800,000	$800	180,000	$180	18,333	$18	$(4,800,000)	$87,552,737	$(66,861,036)	$15,897,905
Cancellation of Preferred Series B	20,000,000	20,000	(800,000)	(800)	-	-	-	-	(245,000)	225,800	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	-	5,677,910	-	5,677,910
Preferred Series C conversion	940,270	940	-	-	(180,000)	(180)	-	-	-	(760)	-	-
Preferred Series D redemptions	-	-	-	-	-	-	(10,000)	(10)	-	10	-	-
ProTech acquisition	11,000	11	-	-	-	-	-	-	-	8,261	-	8,272
Redemption of preferred stock	-	-	-	-	-	-	-	-	-	(317,265)	-	(317,265)
Settlement of Note payable - affiliate	1,880,269	1,881	-	-	-	-	-	-	-	1,410,200	-	1,412,081
Share based compensation	-	-	-	-	-	-	-	-	-	133,350	-	133,350
Stock grant per Settlement Agreement	-	-	-	-	-	-	-	-	-	5,638,921	-	5,638,921
Stock subscription receivable receipt	-	-	-	-	-	-	-	-	55,000	-	-	55,000
Stock subscription receivable write-off	-	-	-	-	-	-	-	-	4,745,000	(4,745,000)	-	-
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(27,309,510)	(27,309,510)
December 31, 2018 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,584,164	$(94,170,546)	$1,196,664
Share based compensation	-	-	-	-	-	-	-	-	-	100,000	-	100,000
Loss attributable to common stockholders	-	-	-	-	-	-	-	-	-	-	(3,530,835)	(3,530,835)
December 31, 2019 Balance	28,037,713	$28,038	-	$-	-	$-	8,333	$8	$(245,000)	$95,684,164	$(97,701,381)	$(2,234,171)

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

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any future periods.

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. The Company has incurred an accumulated deficit of $(97,701,381) through December 31, 2019 and has a working capital deficit of $(3,007,305) at December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as our management continues efforts to leverage the Company’s intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. The Company intends to meet near-term obligations through funding under the New VPEG Note (see Note 13, Related Party Transactions) as it seeks to generate positive cash flow from operations.

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

Based upon anticipated new sources of capital, and ongoing near-term funding provided through the New VPEG Note, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully, and in the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive. While management believes our plans help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Capital Resources

During 2019 the Company received loan proceeds of $785,000 from VPEG and advances of $185,150 from Ron Zamber, who is a Director and shareholder. As of the date of this report and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report the remaining amount available to the Company for additional borrowings on the New VPEG Note was approximately $377,324.

In addition, during 2019, the Company extended the maturity date of the Kodak Note (defined below in Note 8, Notes Payable). See Note 17, Subsequent Events, for additional information regarding the Kodak Note.

During 2018 and 2017, the Company converted several related party debt instruments to equity, including the McCall Settlement Agreement, the Navitus Settlement Agreement, the Insider Settlement Agreement, the VPEG Private Placement, the VPEG Settlement Agreement, the VPEG Note and the Settlement Agreement. See Note 13 Related Party Transactions/

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation and amortization expense, purchase price allocation on business combinations, various common stock, warrants and option transactions, evaluation of intangible assets, and loss contingencies.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at December 31, 2019 and December 31, 2018.

Fair Value

At December 31, 2019 and 2018, the carrying value of our financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates. Management believes that due to our current credit worthiness, the fair value of debt could be less than the book value. Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

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

For the twelve months ended December 31, 2019 and 2018, the Company recognized revenue of $2,204,104 and $1,034,317, respectively from contracts with oilfield operators..

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

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, the Company has not recorded an allowance for doubtful accounts at December 31, 2019 and 2018. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of December 31, 2019, three customers comprised 66% of the Company’s gross accounts receivables. As of December 31, 2019, two customers comprised 35% of the Company’s revenues.

Inventory

The Company’s inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2019 and 2018.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at December 31, 2019 and 2018, and the goodwill balances of $145,149 at December of each year are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

The Company’s contract-based intangible assets include an agreement to sublicense certain patents belonging to Armacor Victory Ventures, LLC (the “AVV Sublicense”) and a license (the “Trademark License”) to the trademark of a proprietary coating technology. The contract-based intangible assets have useful lives of approximately 11 years for the AVV Sublicense and 15 years for the Trademark License. The Company began to use the economic benefits of its intangible assets, and therefore began amortization of its intangible assets on a straight-line basis over the useful lives indicated above beginning July 31, 2018, the effective date of the Pro-Tech acquisition. However, during the twelve months ended December 31, 2019, the Company determined that the AVV Sublicense and the Trademark License were unlikely to produce future cash flows and, accordingly, those intangible assets were written down to zero.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2019 and 2018, respectively. The weighted average number of common shares outstanding was 28,037,713 at each of December 31, 2019 and 2018. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the exercise prices of these instruments outstanding, all potentially dilutive common stock equivalents are considered anti-dilutive.

The following table outlines outstanding common stock shares and common stock equivalents:

	Years Ended December 31,
	2019	2018
Common Stock Shares Outstanding	28,037,713	28,037,713
Common Stock Equivalents Outstanding
Warrants	2,783,626	2,713,103
Stock Options	211,186	221,713
Unconverted Preferred A Shares	68,966	68,966
Total Common Stock Equivalents Outstanding	3,063,778	3,003,782

Note 2 – Recent Accounting Pronouncements

Recently Issued Accounting Standards

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in accounting standards. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our financial statements.

Recently Adopted Accounting Standards

On October 1, 2019, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 has been applied on a prospective basis, effective for our annual goodwill impairment test beginning in the fourth quarter of 2019.

On January 1, 2019, we adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. Under this ASU, an entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognized, for operating and finance leases with terms exceeding twelve months, a right-of-use asset (or “ROU”) and lease liability on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either the adoption date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We used the adoption date as our date of initial application. As a result, historical financial information was not updated, and the disclosures required under the new standard are not provided as of and for periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short term lease recognition exemption and we will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement). We also elected the accounting policy election to not separate lease and non-lease components for all asset classes.

The Company has determined that adoption of this standard does not have a material impact on its consolidated financial statements because it does not currently have any arrangements that must be accounted for as leases.

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

Note 3 – Discontinued Operations

On August 21, 2017, the Company entered into a divestiture agreement with Navitus Energy Group (“Navitus”), and on September 14, 2017, the Company entered into amendment no. 1 to the divestiture agreement (as amended, the “Divestiture Agreement”). Pursuant to the Divestiture Agreement, the Company agreed to divest and transfer its 50% ownership interest in Aurora Energy Partners (“Aurora”) to Navitus, which owned the remaining 50% interest, in consideration for a release from Navitus of all of the Company’s obligations under the second amended partnership agreement, dated October 1, 2011, between the Company and Navitus, including, without limitation, obligations to return to Navitus investors their accumulated deferred capital, deferred interest and related allocations of equity. The Company also agreed to (i) issue 4,382,872 shares of common stock to Navitus and (ii) pay off or otherwise satisfy all indebtedness and other material liabilities of Aurora at or prior to closing of the Divestiture Agreement. Closing of the Divestiture Agreement was completed on December 31, 2017.

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

Closing of the Divestiture Agreement was subject to customary closing conditions and certain other specific conditions, including the following: (i) the issuance of 4,382,896 shares of common stock to Navitus; (ii) the payment or satisfaction by the Company of all indebtedness or other liabilities of Aurora, which total approximately $1.2 million; (iii) the receipt of any authorizations, consents and approvals of all governmental authorities or agencies and of any third parties; (iv) the execution of a mutual release by the parties; and (v) the execution of customary officer certificates by the Company and Navitus regarding the representations, warrants and covenants contained in the Divestiture Agreement. Consequently, the Company issued 4,382,896 shares of common stock to Navitus on December 14, 2017.

Aurora’s revenues, related expenses and loss on disposal are components of “income (loss) from discontinued operations” in the consolidated statements of operations. The consolidated statements of cash flows are reported on a consolidated basis without separately presenting cash flows from discontinued operations for all periods presented.

Results from discontinued operations were as follows:

	Years Ended December 31,
	2019	2018
Income from discontinued operations before tax benefit	$66,494	$168,794
Tax benefit	-	-
Net income from discontinued operations	66,494	168,794
Loss on disposal of discontinued operations, net of tax	-	-
Income from discontinued operations, net of tax	$66,494	$168,794

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

(ii) 11,000 shares of the Company’s common stock valued at $0.75 per share;

(iii) $264,078 in cash on the 60th day following the closing date, and

(iv) a zero-coupon note payable with discounted value of $614,223 at the date of acquisition (for further information, see Note 8, Notes Payable).

Net tangible assets acquired, at fair value	$1,068,905
Intangible assets acquired:
Customer relationships	129,680
Trademark	42,840
Goodwill	145,148
Total purchase price	$1,386,573

The following table summarizes the components of the net tangible assets acquired, at fair value:

Cash and cash equivalents	$203,883
Accounts receivable	264,078
Inventories	54,364
Property and equipment	678,361
Deferred tax liability	(87,470)
Other assets and liabilities, net	(44,311)
Net tangible assets acquired	$1,068,905

Pro-Tech’s results of operations subsequent to the July 31, 2018 acquisition date are included in the Company’s consolidated financial statements. The below unaudited combined pro-forma financial data of Victory and Pro-Tech reflects results of operations as though the companies had been combined as of the beginning of each of the periods presented.

Year Ended
December 31,
2018
Pro forma revenue	$2,224,031
Pro forma net loss	$(27,374,775)
Pro forma net loss per share (basic and diluted)	$(1.29)

This unaudited pro-forma combined financial data is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place as of the beginning of 2018.

Note 5 – Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following at December 31:

	December 31,
	2019	2018
Trucks	$350,299	$350,299
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and office equipment	12,767	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	721,983	721,983
Less -- accumulated depreciation	(242,077)	(106,316)
Property, plant and equipment, net	$479,906	$615,667

Depreciation expense for the twelve months ended December 31, 2019 and 2018 was $135,761 and $63,183, respectively.

Note 6 – Goodwill and Other Intangible Assets

The Company recorded $260,547 and $611,355 of amortization of intangible assets for the twelve months ended December 31, 2019 and 2018, respectively.

For the twelve months ended December 31, 2019, the Company recorded impairments to the AVV Sublicense, the Trademark License and the Non-Compete Agreements of $2,214,167, $1,182,500 and $67,500, respectively, which, net of accumulated amortization of $847,462 represented 100% of the remaining value of each of these assets, for a total impairment loss of $2,616,705. The assets were written down to zero based upon the determination by the Company that the possibility of generating any future net cash flows from these assets was remote. This loss was recorded to Impairment Loss on the Company’s consolidated statements of operations.

For the twelve months ended December 31, 2018, the Company recorded impairments to the AVV Sublicense, the Trademark License and the Non-Compete Agreements of $9,115,833, $4,847,500 and $202,500, respectively, for a total impairment loss of $14,165,833, based on a revision of estimated future net cash flows would be generated by these assets. The revaluation was performed by a third party business valuation firm. This loss was recorded to Impairment Loss on the Company’s consolidated statements of operations.

The following table shows intangible assets, other than goodwill, and related accumulated amortization as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
AVV sublicense	$-	$11,330,000
Trademark license	-	6,030,000
Non-compete agreements	-	270,000
Pro-Tech customer relationships	129,680	129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization & impairment	(24,441)	(14,774,659)
Other intangible assets, net	$148,079	$3,027,860

See Note 17, Subsequent Events, for additional information regarding the AVV Sublicense Agreement and Trademark License.

Note 7 – Income Taxes

There was no provision for (benefit of) income taxes for the years ended December 31, 2019 and 2018, after the application of ASC 740 “Income Taxes.”

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

For the years ending December 31, 2019 and 2018, the Company incurred a net operating loss carry forward of $425,000 and $1,118,000, respectively. Combined with the Section 382 limitation, the Company has net operating losses available of approximately $10,796,000 as of December 31, 2019. The Federal net operating loss carry forwards begin to expire in 2028. Capital loss carryovers may only be used to offset capital gains.

Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018, respectively. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

The Tax Cuts and Jobs Act (“TCJA”) reduced the corporate income tax rate from 34% to 21% effective January 1, 2018. All deferred income tax assets and liabilities, including NOL’s have been measured using the new rate under the TCJA and are reflected in the valuation of these assets as of December 31, 2019.

Significant components of the Company’s deferred income tax assets are as follows:

	2019	2018
Net operating loss carryforwards	$2,268,000	$2,179,000
Depreciation and accretion	(102,000)	2,920,000
Equity based expenses	213,000	192,000
Other	-	(2,000)
Deferred taxes	2,379,000	5,289,000
Valuation allowance	(2,379,000)	(5,289,000)
Net deferred income tax assets	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2019	2018
Federal taxes at statutory rate	21.0%	21.0%
Noncompulsary stock warrants	0.0%	-8.5%
State tax & other permanent items	-0.3%	0.0%
Rate reduction due to the TCJA	0.0%	-0.1%
Intangible impairment	-17.0%	0.0%
Change in valuation allowance	-4.2%	-12.0%
Effective income tax rate	-0.5%	0.4%

ASC 740 provides guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2019 and 2018 the Company does not have a liability for unrecognized tax benefits.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years 2016 and forward are open and subject to examination by the Federal taxing authority. The Company is not currently under examination and it has not been notified of a pending examination.

Note 8 – Notes Payable

Notes payable were comprised of the following at December 31:

	2019	2018
Rogers Note	$215,895	$398,576
Kodak Note	250,000	375,000
Matheson Note	262,500	612,500
New VPEG Note	1,978,900	1,115,400
Total notes payable	2,707,295	2,501,476
Less unamortized discount and issuance costs	(25,018)	(81,823)
Total notes payable, net	$2,682,277	$2,419,653

Current portion of notes payable	2,682,277	1,982,884
Long term notes payable, net	$-	$436,770

Amortization of discount and issuance costs during the years ended December 31, 2019 and 2018 was $135,304 and $41,063, respectively.

Future payments on notes payable at December 31, 2019 were:

2020	$2,682,277
2021	-
Total	$2,682,277

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

On October 17, 2018, the Company entered into a settlement agreement with Louise H. Rogers (the “New Rogers Settlement Agreement”), pursuant to which the amount owed by the Company under the Rogers Settlement Agreement was reduced to a $375,000 principal balance, which accrues interest at the rate of 5% per annum. A gain of $11,198, or $0.00 per share, was recorded in Other income on the Company’s consolidated statements of operations for the twelve months ended December 31, 2018 in connection with the New Rogers Settlement Agreement, which was treated as a troubled debt restructuring.

The New Rogers Settlement Agreement is being repaid through 24 equal monthly installments of approximately $16,607 per month beginning January 2019 and ending December 2021. The Company also agreed to reimburse Louise H. Rogers for attorney fees in the amount of $7,686, to be paid on or before November 10, 2018, and to reimburse Louise H. Rogers for additional attorney fees incurred in connection with the New Rogers Settlement Agreement.

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

The Company recorded interest expense of $0.00 and $35,492 related to the Rogers Settlement Agreement for the twelve months ended December 31, 2019 and 2018, respectively.

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

Pursuant to the issuance of the Kodak Note, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share (the “Kodak Warrants”). The grant date fair value of the Kodak Warrants was recorded as a discount of approximately $37,000 on the Kodak Note and will be amortized into interest expense using a method consistent with the interest method. The Company amortized $13,916 and $23,193 related to the Kodak Note for the twelve months ended December 31, 2019 and 2018, respectively.

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

On October 21, 2019, the Company, Kodak and Pro-Tech entered into a Second Extension and Modification Agreement, effective September 30, 2019, pursuant to which the maturity date of the Kodak Note was extended from September 30, 2019 to December 20, 2019, and the interest rate was increased from 15% to 17.5%. Upon the execution of the Second Extension and Modification Agreement, we paid to Kodak interest on the Loan for the fourth quarter of 2019 in the amount of $11,059, and an extension fee in the amount of $14,063. The Company agreed to: (i) pay a total of $12,500.00 to Kodak and its manager, which represents due diligence fees; (ii) pay to Kodak and its manager a total of $27,500, which represents $25,000 of loan monitoring fees and $2,500 of loan extension fees; (iii) on or before October 31, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company will incur a late of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after October 31, 2019; (iv) on or before November 29, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company will incur a late fees of $5,000 for every seven (7) days (or portion thereof) that the balance remains unpaid after November 29, 2019; and (v) on or before December 30, 2019, the Company will pay to Kodak any unpaid and/or outstanding balances owed on the Note. If the Note and any late fees, other fees, interest, or principal is not paid in full by December 30, 2019, the Company will pay to Kodak $25,000 as liquidated damages. As of January 10, 2020, VPEG, on behalf of the Company, has paid in full all amounts due in connection with the Kodak Note. The November 29, 2019 payment was not paid timely and therefore Victory incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly Victory incurred penalties of $45,000 and interest of $9,076.

See Note 17, Subsequent Events, for further information.

Matheson Note

In connection with the Purchase Agreement (see Note 4, Pro-Tech Acquisition, for further information), the Company is required to make a series of eight quarterly payments of $87,500 each beginning October 31, 2018 and ending July 31, 2020 to Stewart Matheson, the seller of Pro-Tech (the “Matheson Note”), all of which were paid as of July 31, 2020. The Company is treating this obligation as a 12% zero-coupon note, with amounts falling due in less than one year included in Short-term notes payables and the remainder included in Long-term notes payable on the Company’s consolidated balance sheets. The discount is being amortized into interest expense on a method consistent with the interest method.

The Company recorded interest expense of $42,888 and $17,870 related to the Matheson Note for the twelve months ended December 31, 2019 and 2018, respectively.

New VPEG Note

See Note 13, Related Party Transactions, for a definition and description of the VPEG Note and the New VPEG Note. The outstanding balance on the New VPEG Note was $1,978,900, including $78,500 of original issue discount at December 31, 2019. The Company recorded interest expense of $78,500 related to the New VPEG Note for the twelve months ended December 31, 2019. The outstanding balance on the New VPEG Note was $1,115,400 at December 31, 2018, and the Company recorded interest expense of $101,400 related to the New VPEG Note for the twelve months ended December 31, 2018.

Note 9 – Stockholders’ Equity

Preferred Stock

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

Series C Preferred Stock

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

Series B Preferred Stock

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

Common Stock

The Company did not issue any shares of its common stock during the year ended December 31, 2019.

On July 31, 2018, the Company issued 11,000 shares of its $0.001 par value common stock to Stewart Matheson, the seller of Pro-Tech, in connection with the acquisition. See Note 4, Pro-Tech Acquisition, for further information.

Note 10 – Warrants for Stock

At December 31, 2019 and 2018 warrants outstanding for common stock of the Company were as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance January 1, 2018	527,367	$5.53
Granted	2,255,267	$0.75
Exercised	-	$-
Canceled	(69,531)	$10.90
Balance December 31, 2018	2,713,103	$1.42
Granted	100,000	$0.80
Exercised	-	-
Canceled	(29,477)	$11.28
Balance December 31, 2019	2,783,626	$1.29

During the year ended December 31, 2019, the Company granted a warrant to purchase 100,000 shares of its common stock at $0.80 per share, to Kevin DeLeon, in connection with an employment offer letter dated October 18, 2019

During the year ended December 31, 2018, the Company granted 375,000 warrants in connection with the Kodak Note. See Note 8, Notes Payable, for further information.

During the year ended December 31, 2018, the Company granted 1,880,267 warrants to VPEG in connection with the Settlement Agreement. See Note 13, Related Party Transactions, for further information.

All warrants were valued using the Black Scholes pricing model.

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $13.30	117,869	$8.33	0.71	117,869	$8.33
$0.75 – $3.51	2,665,757	$0.98	3.18	2,665,757	$3.18
	2,783,626			2,783,626

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

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	2019	2018
Risk free interest rates	1.62%	2.67% – 2.83%
Expected life	3 years	5 years
Estimated volatility	1.0%	1.0%
Dividend yield	0%	0%

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

At December 31, 2019 and 2018 the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively. The intrinsic value of a warrant is the amount by which the market value of the underlying warrant exercise price exceeds the market price of the stock at December 31 of each year.

Note 11 – Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the years ended December 31, 2019 and 2018. All options issued were non-qualified stock options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options Exercisable	Weighted Average Fair Value At Date of Grant
Outstanding at January 1, 2018	223,556	$2.62	489,475	44,827	$13.49
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	(12,370)	10.71	—	—	—
Outstanding at December 31, 2018	211,186	$2.15	$—	101,537	$2.83
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2019	211,186	$2.15	$—	167,326	$2.31

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the balance sheet date. If the exercise price exceeds the market value, there is no intrinsic value.

During the year ended December 31, 2019, the Company did not grant employee stock options or stock options for consulting services.

The fair value of the stock option grants is amortized over the respective vesting period using the straight-line method. Forfeitures and cancellations are recorded as they occur.

Compensation expense related to stock options included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018 was $100,000 and $133,350, respectively.

Stock options are granted at the fair market value of the Company’s common stock on the date of grant. Options granted to officers and other employees vest immediately or over 36 months as provided in the option agreements at the date of grant.

The fair value of options granted are estimated using the Black-Scholes Option Pricing Model. No options were granted in 2019 or 2018.

The following table summarizes information about stock options outstanding at December 31, 2019:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52 - $13.30	211,186	7.48	$2.15	$—	167,326	$2.31	$—

The following table summarizes information about options outstanding at December 31, 2018:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52- $13.30	211,186	8.48	$215	$—	101,537	$2.83	$—

A summary of the Company’s non-vested stock options at December 31, 2019 and December 31, 2018 and changes during the years are presented below.

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2018	109,649	$1.52
Granted	—	$—
Vested	65,789	$—
Forfeited	—	$—
Non-Vested at December 31, 2019	43,860	$1.52

Note 12 – Commitments and Contingencies

Rent expense for the years ended December 31, 2019 and 2018 was $27,212 and $30,000, respectively. The Company’s office space in Austin, Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma County, Oklahoma is cancellable at any time by giving notice of 90 days. As such there are no future annual minimum payments as of December 31, 2019 and 2018, respectively.

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Note 13 – Related Party Transactions

VPEG Note

On August 21, 2017, the Company entered into a secured convertible original issue discount promissory note issued by the Company to VPEG (the “VPEG Note”). The VPEG Note reflects an original issue discount of $50,000 such that the principal amount of the VPEG Note is $550,000, notwithstanding the fact that the loan was in the amount of $500,000. The VPEG Note did not bear any interest in addition to the original issue discount, matured on September 1, 2017, and was secured by a security interest in all of the Company’s assets.

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

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan to the Company up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of the Company’s assets, and at the option of VPEG will be convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. The balance of the New VPEG Note was $1,115,400 as of December 31, 2018 and $1,978,900 as of December 31, 2019. On October 30, 2020, the Company and VPEG amended the New Debt Agreement. See Note 8, Notes Payable, and Note 13, Subsequent Events, for further information).

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

Navitus Energy Corp Settlement Agreement

On August 21, 2017, the Company entered into a settlement agreement and mutual release (the “Navitus Settlement Agreement”) with Dr. Ronald Zamber and Mr. Greg Johnson, an affiliate of Navitus Energy Group (“Navius”), pursuant to which all obligations of the Company to Dr. Zamber and Mr. Johnson to repay indebtedness for borrowed money, which totaled approximately $520,800, was converted into approximately 65,591 shares of Series C Preferred Stock, approximately 46,700 shares of which were issued to Dr. Zamber and approximately 18,891 shares of which were issued to Mr. Johnson. On January 24, 2018, these shares of Series C Preferred Stock were automatically converted into 342,633 shares of common stock, with 243,948 shares issued to Dr. Zamber and 98,685 shares issued to Mr. Johnson.

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

In connection with the Transaction Agreement, on August 21, 2017 the Company entered into (i) an exclusive sublicense agreement with AVV, or the AVV Sublicense, pursuant to which AVV granted the License to the Company, and (ii) a trademark license agreement, or the Trademark License, with Liquidmetal Coatings Enterprises, LLC (“LMCE”), an affiliate of AVV, pursuant to which LMCE granted a license for the Liquidmetal® Coatings Products and Armacor® trademarks and service marks to the Company in accordance with a mutually agreeable supply agreement. See Note 17, Subsequent Events, for additional information.

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

Consulting Fees

During the twelve months ended December 31, 2019 and 2018, the Company paid $76,500 and $105,030, respectively, in consulting fees to Kevin DeLeon, a director of the Company and, effective April 23, 2019, its Interim Chief Executive Officer.

Note 14 – Segment and Geographic Information and Revenue Disaggregation

The Company has one reportable segment: Hardband Services. Hardband Services provides various hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars. All Hardband Services revenue is generated in the United States, and all assets related to Hardband Services are located in the United States. Because the Company operates with only one reportable segment in one geographical area, there is no segment revenue or asset information to present.

To provide users of the financial statements information depicting how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, we have disaggregated revenue by customer, with customers representing more than five percent of total annual revenues comprising the first category, and those representing less than five percent of total annual revenues comprising the second category.

	Year Ended December 31,
Category	2019	2018
>5%	$1,310,206	$648,659
<5%	893,898	385,658
	$2,204,104	$1,034,317

Note 15 – Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at December 31, 2019 and 2018, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Years Ended December 31,
	2019	2018
Numerator:
Net loss	$(3,530,835)	$(27,309,510)
Denominator
Basic weighted average common shares outstanding	28,037,713	21,290,933
Effect of dilutive securities	-	-
Diluted weighted average common shares outstanding	28,037,713	21,290,933
Net loss per common share
Basic and diluted	$(0.13)	$(1.28)

For the years ended December 31, 2019 and 2018, potentially dilutive shares of 3,103,782 and 3,003,782, respectively, were excluded from the calculation of dilutive shares because the effect of including them would have been anti-dilutive.

Note 16 – Employee Benefit Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering full-time employees of Pro-Tech (“Pro-Tech 401(k) Plan”). The Pro-Tech 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Molecular Templates 401(k) Plan by the Company were $15,402 and $7,915 for the years ended December 31, 2019 and 2018, respectively.

Note 17 – Subsequent Events

During the period of January 1, 2020 through January 29, 2021 the Company received additional loan proceeds of $1,143,776 from VPEG pursuant to the New VPEG Note.

As of January 10, 2020, VPEG, on behalf of the Company, has paid in full all amounts due in connection with the Kodak Note. The November 29, 2019 payment was not paid timely and therefore the Company incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly the Company incurred penalties of $45,000 and interest of $9,076.

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

On October 30, 2020, the Company and VPEG entered into an amendment to the New Debt Agreement, pursuant to which the parties agreed to increase the loan amount to up to $3,000,000 to cover advances from VPEG through October 30, 2020 and the Company’s working capital needs.

On February 8, 2021 the Company and VPEG entered into an amendment to the New Debt Agreement, pursuant to which the parties agreed to increase the loan amount to up to $3,500,000 to cover future working capital needs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 9th day of February, 2021.

VICTORY ENERGY CORPORATION

By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin DeLeon	Chief Executive Officer, Principal Financial and Accounting Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	February 9, 2021
Kevin DeLeon

/s/ Ronald W. Zamber	Chairman of the Board of Directors	February 9, 2021
Ronald W. Zamber

/s/ Robert Grenley	Director	February 9, 2021
Robert Grenley

/s/ Ricardo A. Salas	Director	February 9, 2021
Ricardo A. Salas