Form 10-Q
period 2020-03-31
VICTORY OILFIELD TECH, INC.
filed 2021-07-16
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of July 16, 2021, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$215,986	$17,076
Accounts receivable, net	222,443	510,226
Receivable for tax overpayment	62,432	62,432
Inventory	34,114	50,053
Prepaid & other current assets	185,045	115,939
Total current assets	720,020	755,726

Property, plant and equipment	728,780	721,983
Accumulated depreciation	(275,014)	(242,077)
Property, plant and equipment, net	453,766	479,906
Goodwill	145,149	145,149
Other intangible assets, net	143,766	148,079
Total Assets	$1,462,701	$1,528,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$635,404	$719,011
Short term advance from Shareholder	185,150	185,150
Accrued and other short term liabilities	234,221	176,593
Short term notes payable, net	310,170	703,377
Short term notes payable - affiliate, net	2,579,976	1,978,900
Total current liabilities	3,944,921	3,763,031
Long term notes payable, net	-	-
Total long term liabilities	-	-
Total Liabilities	3,944,921	3,763,031

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at March 31, 2020 and December 31, 2019 respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,709,164	95,684,164
Accumulated deficit	(97,974,430)	(97,701,381)
Total stockholders’ equity	(2,482,220)	(2,234,171)
Total Liabilities and Stockholders’ Equity	$1,462,701	$1,528,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Total revenue	$222,358	$545,104

Total cost of revenue	165,892	262,645

Gross profit	56,466	282,459

Operating expenses
Selling, general and administrative	299,223	350,847
Depreciation and amortization	4,502	66,394
Total operating expenses	303,725	417,241
Loss from operations	(247,259)	(134,782)
Other expense
Interest expense	(25,790)	(44,918)
Total other income/(expense)	(25,790)	(44,918)
Loss from continuing operations	(273,049)	(179,700)
Income from discontinued operations	-	59,958
Loss applicable to common stockholders	$(273,049)	$(119,742)

Loss per share applicable to common stockholders
Basic and diluted
Loss per share from continuing operations	$(0.01)	$(0.01)
Income/(loss) per share from discontinued operations	$0.00	$0.00
Loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average shares, basic and diluted	28,037,713	28,037,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VICTORY OILFIELD TECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(273,049)	$(119,742)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	4,313	65,138
Depreciation	32,937	41,054
Share-based compensation	25,000	25,000
Change in operating assets and liabilities:
Accounts receivable	287,783	(11,057)
Inventory	15,939	17,427
Prepaids and other current assets	(69,105)	23,348
Accounts payable	(83,607)	(30,078)
Accrued and other short term liabilities	57,627	(61,767)
Net cash used in operating activities	(2,162)	(50,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(6,797)	-
Net cash provided by (used in) investing activities	(6,797)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing proceeds - affiliate	601,076	232,000
Short term notes payable	-	(69,174)
Principal payments on debt financing	(393,207)	(41,957)
Net cash provided by financing activities	207,869	120,869
Net change in cash and cash equivalents	198,910	70,192
Beginning cash and cash equivalents	17,076	76,746
Ending cash and cash equivalents	$215,986	$146,938

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Cash paid for:
Interest	$6,818	$10,905
Non-cash investing and financing activities:
Accrued interest and amortization of debt discount	$18,972	$34,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2019 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,584,164	$(94,170,546)	$1,196,664
Share based compensation	-	-	-	-	-	25,000	-	25,000
Loss attributable to common stockholders	-	-	-	-	-	-	(119,744)	(119,744)
March 31, 2019 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,609,164	$(94,290,290)	$1,101,920

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,684,164	$(97,701,381)	$(2,234,171)
Share based compensation	-	-	-	-	-	25,000	-	25,000
Loss attributable to common stockholders	-	-	-	-	-	-	(273,049)	(273,049)
March 31, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,709,164	$(97,974,430)	$(2,482,220)

The accompanying notes are an integral part of these condensed consolidated financial statement

VICTORY OILFIELD TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Victory and Pro-Tech for all periods presented. All significant intercompany transactions and accounts between Victory and Pro-Tech (together, the “Company”) have been eliminated.

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

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2020 and December 31, 2019, and the results of its operations and cash flows for the three months ended March 31, 2020 and 2019.

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

The Company anticipates that operating losses will continue in the near term as management continues efforts to leverage the Company’s intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. The Company intends to meet near-term obligations through funding under the New VPEG Note (See Note 9, Related Party Transactions) as it seeks to generate positive cash flow from operations.

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

Capital Resources

During the three months ended March 31, 2020, the Company received loan proceeds of $601,076 from VPEG through the New VPEG Note. As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $420,024.

2. Summary of Significant Accounting Policies

Revenue Recognition

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

For the three months ended March 31, 2020 and 2019, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 10 “Segment and Geographic Information and Revenue Disaggregation” for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, we have not recorded an allowance for doubtful accounts at March 31, 2020 or December 31, 2019. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2020, three customers comprised 70% of the Company’s gross accounts receivables and three customers comprised 72% of the Company’s total revenue.

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

See Note 4, Property, Plant and Equipment, for further information.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at March 31, 2020 and December 31, 2019, and the goodwill balances of $145,149 are included in the single reporting unit. For the year ended December 31, 2019, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment and noted no indication of goodwill impairment was necessary.

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

The Company’s contract-based intangible assets at March 31, 2019 included an agreement to sublicense certain patents belonging to Armacor Victory Ventures, LLC (the “AVV Sublicense”) and a license (the “Trademark License”) to the trademark of a proprietary coating technology. The contract-based intangible assets had useful lives of approximately 11 years for the AVV Sublicense and 15 years for the Trademark License. The Company began to use the economic benefits of its intangible assets, and therefore began amortization of its intangible assets on a straight-line basis over the useful lives indicated above beginning July 31, 2018, the effective date of the Pro-Tech acquisition. However, during 2019 the Company determined that the AVV Sublicense and the Trademark License were unlikely to produce future cash flows and, accordingly, those intangible assets were written down to zero.

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

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. See Note 7, Stockholders’ Equity, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2020 and December 31, 2019, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at March 31, 2020 and March 31, 2019. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

3. Discontinued operations

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

Results from discontinued operations were as follows.

	Three Months Ended March 31,
	2020	2019
Net income from discontinued operations before tax benefit	$-	$59,958
Tax benefit	-	-
Net income from discontinued operations	-	59,958
Loss on disposal of discontinued operations, net of tax	-	-
Income (loss) from discontinued operations, net of tax	$-	$59,958

4. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

	March 31,	December 31,
	2020	2019
Trucks	$357,096	$350,299
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,768	12,768
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	728,780	721,983
Less -- accumulated depreciation	(275,014)	(242,077)
Property, plant and equipment, net	$453,766	$479,906

Depreciation expense for the three months ended March 31, 2020 and 2019 was $32,937 and $41,054, respectively.

5. Goodwill and Other Intangible Assets

The Company recorded $4,313 and $65,138 of amortization of intangible assets for the three and months ended March 31, 2020 and 2019, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Pro-Tech customer relationships	129,680	129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(28,754)	(24,441)
Other intangible assets, net	$143,766	$148,079

6. Notes Payable

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

The amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $149,466 at March 31, 2020. Of this amount, $149,466 is reported in Short term notes payable, net on the Company’s condensed balance sheets.

The Company recorded interest expense of $0 and $3,231 related to the New Rogers Settlement Agreement for the three months ended March 31, 2020 and 2019, respectively.

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

On October 21, 2019, the Company, Kodak and Pro-Tech entered into a Second Extension and Modification Agreement, effective September 30, 2019, pursuant to which the maturity date of the Kodak Note was extended from September 30, 2019 to December 20, 2019, and the interest rate was increased from 15% to 17.5%. Upon the execution of the Second Extension and Modification Agreement, the Company paid to Kodak interest on the Loan for the fourth quarter of 2019 in the amount of $11,059.03, and an extension fee in the amount of $14,062.50. The Company agreed to: (i) pay a total of $12,500.00 to Kodak and its manager, which represents due diligence fees; (ii) pay to Kodak and its manager a total of $27,500, which represents $25,000 of loan monitoring fees and $2,500 of loan extension fees; (iii) on or before October 31, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company would incur a late fee of $5,000 for every seven (7) days (or portion thereof) that the balance remained unpaid after October 31, 2019; (iv) on or before November 29, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company would incur a late fees of $5,000 for every seven (7) days (or portion thereof) that the balance remained unpaid after November 29, 2019; and (v) on or before December 30, 2019, the Company would pay to Kodak any unpaid and/or outstanding balances owed on the Note. If the Note and any late fees, other fees, interest, or principal was not paid in full by December 30, 2019, the Company would pay to Kodak $25,000 as liquidated damages.

Pursuant to the issuance of the Kodak Note, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share (the “Kodak Warrants”). The grant date fair value of the Kodak Warrants was recorded as a discount of approximately $37,000 on the Kodak Note and will be amortized into interest expense using a method consistent with the interest method. The Company amortized $0 and $13,916 related to the Kodak Note for the three months ended March 31, 2020 and 2019, respectively.

The Company recorded interest expense of $12,673 and $18,750 related to the Kodak Note for the three months ended March 31, 2020 and 2019, respectively.

As of January 10, 2020, VPEG, on behalf of the Company, paid in full all amounts due in connection with the Kodak Note. The November 29, 2019 payment was not paid timely and therefore Victory incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly Victory incurred penalties of $45,000 and interest of $9,076.

Matheson Note

In connection with the purchase of Pro-Tech, the Company is required to make a series of eight quarterly payments of $87,500 each beginning October 31, 2018 and ending July 31, 2020 to Stewart Matheson, the seller of Pro-Tech (the “Matheson Note”). The Company is treating this obligation as a 12% zero-coupon note, with amounts falling due in less than one year included in Short-term notes payables and the remainder included in Long-term notes payable on the Company’s condensed consolidated balance sheets. The discount is being amortized into interest expense on a method consistent with the interest method.

The Company recorded interest expense of $10,722 and $10,722 related to the Matheson Note for the three months ended March 31, 2020 and 2019, respectively.

New VPEG Note

See Note 10, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $2,579,976 and $1,978,900 at March 31, 2020 and December 31, 2019, respectively.

The Company recorded interest expense of $27,000 and $0.00 related to the New VPEG Note for the three months ended March 31, 2020 and 2019, respectively.

7. Stockholder’s Equity

Common Stock

During the three months ended March 31, 2020 and 2019, the Company did not issue any shares of its common stock.

Stock Options

During the three months ended March 31, 2020 and 2019, the Company did not grant stock awards to directors, officers, or employees.

As of March 31, 2020, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $41,668 and is expected to be amortized over a weighted-average period of  less than one year.

The Company recognized share-based compensation expense from stock options of $25,000 and $25,000 for the three months ended March 31, 2020 and 2019, respectively.

Warrants for Stock

During the three months ended March 31, 2020 and 2019, the Company did not grant any warrants to purchase shares of its common stock.

8. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended March 31, 2020 and 2019 was $3,000 and $3,000, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of March 31, 2020 and 2019, respectively.

9. Related Party Transactions

Settlement Agreement

On August 21, 2017, the Company entered into a secured convertible original issue discount promissory note issued by the Company to VPEG (the “VPEG Note”). The VPEG Note was subsequently amended on October 11, 2017 and again on January 17, 2018. On April 10, 2018, the Company and Visionary Private Equity Group I, LP, a Missouri limited partnership (“VPEG”) entered into a settlement agreement and mutual release (the “Settlement Agreement”), pursuant to which VPEG agreed to release and discharge the Company from its obligations under the VPEG Note (see below). Pursuant to the Settlement Agreement, and in consideration and full satisfaction of the outstanding indebtedness of $1,410,200 under the VPEG Note, the Company issued to VPEG 1,880,267 shares of its common stock and a five-year warrant to purchase 1,880,267 shares of its common stock at an exercise price of $0.75 per share, to be reduced to the extent the actual price per share in a proposed future private placement (the “Proposed Private Placement”) is less than $0.75. The Company recorded share based compensation of $11,281,602 in connection with the Settlement Agreement.

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG may, at is discretion, loan to the Company up to $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). Any loan made pursuant to the New VPEG Note will reflect a 10% original issue discount, will not bear interest in addition to the original issue discount, will be secured by a security interest in all of the Company’s assets, and at the option of VPEG will be convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. On October 30, 2020, the Company and VPEG amended the New Debt Agreement. See Note 6, Notes Payable, and Note 12 Subsequent Events, for further information.

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

In connection with the Transaction Agreement, on August 21, 2017 the Company entered into (i) an exclusive sublicense agreement with AVV (the “AVV Sublicense”), pursuant to which AVV granted the License to the Company, and (ii) a trademark license agreement (the “Trademark License”), with Liquidmetal Coatings Enterprises, LLC (“LMCE”), an affiliate of AVV, pursuant to which LMCE granted a license for the Liquidmetal® Coatings Products and Armacor® trademarks and service marks to us in accordance with a mutually agreeable supply agreement. See Note 12, Subsequent Events, for additional information.

Consulting Fees

During the three months ended March 31, 2020 and 2019, the Company paid $75,000 and $10,000 respectively, in consulting fees to Kevin DeLeon, a director of the Company.

10. Segment and Geographic Information and Revenue Disaggregation

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

	Three Months Ended March 31,
Category	2020	2019

> 5%	$194,415	$333,591
<5%	27,943	211,513

	$222,358	$545,104

11. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at March 31, 2020 and 2019, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,037,713 for the three months ended March 31, 2020 and 2019, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(273,049)	$(119,744)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713
Effect of dilutive securities	-	-
Diluted weighted average common shares outstanding	28,037,713	28,037,713

Net loss per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

12. Subsequent Events

During the period of April 1, 2020 through June 30, 2021 the Company received additional loan proceeds of $734,800 from VPEG pursuant to the New VPEG Note.

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

On January 31, 2021, the Company and VPEG entered into an amendment to the New Debt Agreement (the “Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $3,500,000 to cover future working capital needs.

In January 2020, the World Health Organization has declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The coronavirus outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results.

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

MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cautionary Information about Forward-Looking Statements

Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. In particular, the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” variations of such words, and other similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

●	continued operating losses;

●	adverse developments in economic conditions and, particularly, in conditions in the oil and gas industries;

●	volatility in the capital, credit and commodities markets;

●	our inability to successfully execute on our growth strategy;

●	the competitive nature of our industry;

●	credit risk exposure from our customers;

●	price increases or business interruptions in our supply of raw materials;

●	failure to develop and market new products and manage product life cycles;

●	business disruptions, security threats and security breaches, including security risks to our information technology systems;

●	terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises that may materially adversely affect our business, financial condition and results of operations;

●	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

●	risks associated with protecting data privacy;

●	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our licensed coating materials;

●	transporting certain materials that are inherently hazardous due to their toxic nature;

●	litigation and other commitments and contingencies;

●	ability to recruit and retain the experienced and skilled personnel we need to compete;
●	work stoppages, labor disputes and other matters associated with our labor force;

●	delays in obtaining permits by our future customers or acquisition targets for their operations;

●	our ability to protect and enforce intellectual property rights;

●	intellectual property infringement suits against us by third parties;

●	our ability to realize the anticipated benefits of any acquisitions and divestitures;

●	risk that the insurance we maintain may not fully cover all potential exposures;

●	risks associated with changes in tax rates or regulations, including unexpected impacts of the new U.S. TCJA legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;

●	our substantial indebtedness;

●	the results of pending litigation;

●	our ability to obtain additional capital on commercially reasonable terms may be limited;

●	any statements of belief and any statements of assumptions underlying any of the foregoing;

●	other factors disclosed in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission; and

●	other factors beyond our control.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

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

Although stay at home orders and lock downs on businesses in the areas where we operate have caused our staff to conduct business operations from their homes, this change has not resulted in a significant impact to our ability to operate. However, the spread of the coronavirus outbreak across the world has driven sharp demand destruction for crude oil as whole economies ordered curtailed activity. As a result, companies across the industry have responded with severe capital spending budget cuts, personnel layoffs, facility closures and bankruptcy filings. We expect industry activity levels and spending by customers to remain depressed throughout the remainder of 2020 and 2021 as destruction of demand for oil and gas continues.

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

Subsequent Events

During the period of April 1, 2020 through January 1, 2021, we received additional loan proceeds of $501,700 from VPEG pursuant to the New VPEG Note (See Note 9, Related Party Transactions, to the condensed consolidated financial statements for a definition and description of the New VPEG Note).

Effective September 1, 2020, we and AVV (See Note 9, Related Party Transactions, to the condensed consolidated financial statements for definitions and additional information) have mutually agreed to terminate the AVV Sublicense Agreement and Trademark License. Since the date of the Transaction Agreement, we have not realized any revenue from products or services related to the AVV Sublicense Agreement or Trademark License. Also effective September 1, 2020, we and LMCE have agreed to terminate the supply and services agreement dated September 6, 2019 although we continue to purchase and utilize the products of LMCE. We are evaluating our business strategy in light of the current conditions of the national and global oil and gas markets.

On October 30, 2020, we and VPEG entered into an amendment to the New Debt Agreement (the “Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $3,000,000 to cover advances from VPEG through October 30, 2020 and our working capital needs.

On January 31, 2021, we and VPEG entered into an amendment to the New Debt Agreement (the “Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $3,500,000 to cover future working capital needs.

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

Income from discontinued operations

Income from discontinued operations consist of revenues, related expenses and loss on disposal of Aurora. See Note 3, Discontinued Operations, to the condensed consolidated financial statements for further information.

Results of Operations

The following discussion should be read in conjunction with the information contained in the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,			Percentage
($ in thousands)	2020	2019	Change	Change
Total revenue	$222.4	$545.1	$(322.7)	-59%
Total cost of revenue	165.9	262.6	(96.7)	-37%
Gross profit	56.5	282.5	(226.0)	-80%
Operating expenses
Selling, general and administrative	299.2	350.8	(51.6)	-15%
Depreciation & amortization	4.5	66.4	(61.9)	-93%
Total operating expenses	303.7	417.2	(113.5)	-27%
Loss from operations	(247.2)	(134.7)	(112.5)	83%
Other expense
Interest expense	(25.8)	(44.9)	19.1	-43%
Total other income/(expense)	(25.8)	(44.9)	19.1	-43%
Loss from continuing operations	(273.0)	(179.6)	(93.4)	52%
Income/(loss) from discontinued operations	-	60.0	(60.0)	-100%
Loss applicable to common stockholders	$(273.0)	$(119.6)	$(153.4)	128%

Total Revenue

Total revenue decreased in the three months ended March 31, 2020 due to a decrease in hardbanding revenue generated by Pro-Tech as a result reduced drilling due to the low cost of a barrel of oil.

Total Cost of Revenue

Total cost of revenue decreased in the three months ended March 31, 2020 due primarily to decreases in materials, direct labor, other direct costs resulting from decreases in Pro-Tech’s revenue generating activities as compared to the three month months ended March 31, 2019, and to a lesser extent, other reductions in expenses.

Selling, general and administrative

Selling, general and administrative expenses decreased due to the reduction of payroll related expenses resulting from employee downsizing.

Depreciation and amortization

Depreciation and amortization decreased due to reduction of amortization of Intangible Assets which were impaired at the end of 2019.

Interest expense

Interest expense decreased in the 2020 period primarily due to the restructuring of our notes payable to VPEG as well as the Rogers Note. See Note 6, Notes Payable, to the condensed consolidated financial statements for more information.

Loss from Continuing Operations, Income from Discontinued Operations, and Loss Applicable to Common Stockholders

We reported loss from continuing operations for the three months ended March 31, 2020 of $(273,049) compared to loss from continuing operations of $(179,700) for the three months ended March 31, 2019.

Income from discontinued operations consist of revenues and related expenses resulting from the trailing activity of Aurora and loss on disposal of Aurora. See Note 3, Discontinued Operations, to the condensed consolidated financial statements for further information.

As a result of the foregoing, loss applicable to common stockholders for the three months ended March 31, 2020 was $(273,049), or $(0.01) per share, compared to a loss applicable to common stockholders of $(119,742), or $(0.00) per share, for the three months ended March 31, 2019 on weighted average shares of 28,037,713 and 28,037,713, respectively

Liquidity and Capital Resources

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

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New VPEG Note to fund operations as we seek to generate positive cash flow from operations. See Note 6 “Notes Payable,” and Note 9 “Related Party Transactions,” to the accompanying condensed consolidated financial statements for additional information regarding the New VPEG Note. In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources which we believe will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

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

Capital Resources

During the three months ended March 31, 2020, we obtained $601,076 from VPEG through the New VPEG Note. As of March 31, 2021 and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of March 31, 2021 the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $377,324.

In addition, during the three months ended March 31, 2020, VPEG, on our behalf, paid in full all amounts due in connection with the Kodak Note. See Note 6, Notes Payable, to the condensed consolidated financial statements for a description of the Kodak Note.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition.

Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(2,162)	$(50,677)
Net cash provided by (used in) investing activities	(6,797)	-
Net cash provided by financing activities	207,869	120,869
Net increase (decrease) in cash and cash equivalents	198,910	70,192
Cash and cash equivalents at beginning of period	17,076	76,746
Cash and cash equivalents at end of period	$215,986	$146,938

Net cash used in operating activities for the three months ended March 31, 2020 was $2,162. Net loss adjusted for non-cash items (depreciation, amortization, and share based compensation expense) used cash of $210,799. Changes in operating assets and liabilities provided cash of $208,637. The most significant drivers were decreases in accounts receivable (due to timing of collections) and increases in accrued and other short term liabilities which were partially offset by increases in prepaids and other current assets in addition to decreases in accounts payable.

This compares to cash used in operating activities for the three months ended March 31, 2019 of $50,677 after the net loss adjusted for non-cash items for that period provided cash of $11,450. In addition, changes in operating assets and liabilities used cash of $62,127. The most significant drivers were decreases in accounts payable, accrued and other short term liabilities, and accounts receivable (due to timing of collections), which were partially offset by decreases in prepaid and other current assets.

Net cash used in investing activities for the three months ended March 31, 2020 was $6,797 due to fixed asset purchases. This compares to $0 used by investing activities for the three months ended March 31, 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 was $207,869 compared to $120,869 in net cash provided by financing activities during the three months ended March 31, 2019. In each of 2020 and 2019 net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, net of repayments.

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

For the three months ended March 31, 2020 and 2019, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, we have not recorded an allowance for doubtful accounts at March 31, 2020. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2020, three customers comprised 70% of our gross accounts receivables and three customers comprised 72% of our total revenue.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at December 31, 2019 and 2018, and the goodwill balances of $145,149 at December 31 of each year are included in the single reporting unit. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment and noted no indication of goodwill impairment was necessary.

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

Share-Based Compensation

From time to time we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. See Note 7, Stockholder’s Equity, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2020 and 2019, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at March 31, 2020 and March 31, 2019. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we are still in the process of remediating as of March 31, 2020, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal 2020, we continued to implement these remedial procedures. In order to cure the foregoing material weakness, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly reports and annual report during 2019 and our quarterly reports during 2020.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first quarter of fiscal year 2020 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first quarter of fiscal year 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended March 31, 2020, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on January 31, 2021).

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.3	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2020)

10.4	Amendment No. 2 to Loan Agreement, dated January 31, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed February 8, 2021)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date:	July 16, 2021	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director