Form 10-Q
period 2020-06-30
VICTORY OILFIELD TECH, INC.
filed 2021-08-10
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 9, 2021, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$375,333	$17,076
Accounts receivables, net	238,557	510,226
Other Receivables	122,432	62,432
Inventory	42,984	50,053
Prepaid and other current assets	136,854	115,939
Total current assets	916,160	755,726

Property, plant and equipment, net	423,248	479,906
Goodwill	145,149	145,149
Other intangible assets, net	139,453	148,079
Deposits	1,750	-
Total Assets	$1,625,760	$1,528,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$601,584	$719,011
Short term advance from shareholder	185,150	185,150
Accrued and other short term liabilities	155,960	176,593
Short term notes payable, net	183,570	703,377
Short term notes payable - affiliate, net	2,750,476	1,978,900
Total current liabilities	3,876,740	3,763,031

Long term notes payable, net	325,800	-
Total long term liabilities	325,800	-

Total Liabilities	4,202,540	3,763,031

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,734,164	95,684,164
Accumulated deficit	(98,093,990)	(97,701,381)
Total stockholders’ equity	(2,576,780)	(2,234,171)
Total Liabilities and Stockholders’ Equity	$1,625,760	$1,528,860

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$365,296	$584,035	$587,654	$1,129,139

Total cost of revenue	177,660	289,573	343,552	552,218

Gross profit	187,636	294,462	244,102	576,921

Operating expenses
Selling, general and administrative	275,372	392,381	574,596	738,916
Depreciation and amortization	4,855	61,994	9,357	132,701
Total operating expenses	280,227	454,375	583,953	871,617
Loss from operations	(92,591)	(159,913)	(339,851)	(294,696)
Other expense
Interest expense	(26,969)	(76,977)	(52,758)	(121,895)
Total other expense	(26,969)	(76,977)	(52,758)	(121,895)
Loss from continuing operations	(119,560)	(236,890)	(392,609)	(416,591)
Income from discontinued operations	-	6,536	-	66,494
Loss applicable to common stockholders	$(119,560)	$(230,354)	$(392,609)	$(350,097)

Income/(loss) per share applicable to common stockholders
Basic and diluted:
Loss per share from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Income (loss) per share from discontinued operations	$-	$0.00	$-	$0.00
Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares, basic and diluted	28,037,713	28,037,713	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(392,609)	$(350,097)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	30,070	211,929
Depreciation	66,416	82,022
Share-based compensation	50,000	50,000
Change in operating assets and liabilities:
Accounts receivable	211,669	(49,320)
Inventory	7,069	(2,349)
Prepaids and other assets	(22,665)	(56,796)
Accounts payable	(117,427)	(12,639)
Accrued and other short term liabilities	(20,633)	-
Accrued interest on short term notes payable - affiliate	-	(24,511)
Net cash used in operating activities	(188,110)	(151,761)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(9,758)	-
Net cash provided by (used in) investing activities	(9,758)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing proceeds - affiliate	771,576	436,000
Principal payments on debt financing	(541,251)	(271,868)
Short term advance from shareholder	-	10,150
Long term note payable proceeds	325,800	-
Net cash provided by financing activities	556,125	174,282

Net change in cash and cash equivalents	358,257	22,521
Beginning cash and cash equivalents	17,076	76,746
Ending cash and cash equivalents	$375,333	$99,267

Supplemental cash flow information:
Cash paid for:
Interest	$7,570	$13,250

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
April 1, 2019 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,609,162	$(94,290,288)	$1,101,920
Share based compensation	-	-	-	-	-	25,002	-	25,002
Loss attributable to common stockholders	-	-	-	-	-	-	(230,354)	(230,354)
June 30, 2019 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,634,164	$(94,520,643)	$896,567

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
April 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,709,165	$(97,974,431)	$(2,482,220)
Share based compensation	-	-	-	-	-	25,000	-	25,000
Loss attributable to common stockholders	-	-	-	-	-	-	(119,560)	(119,560)
June 30, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,734,165	$(98,093,991)	$(2,576,780)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2019 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,584,164	$(94,170,546)	$1,196,664
Share based compensation	-	-	-	-	-	50,000	-	50,000
Loss attributable to common stockholders	-	-	-	-	-	-	(350,097)	(350,097)
June 30, 2019 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,634,164	$(94,520,643)	$896,567

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,684,164	$(97,701,381)	$(2,234,171)
Share based compensation	-	-	-	-	-	50,000	-	50,000
Loss attributable to common stockholders	-	-	-	-	-	-	(392,609)	(392,609)
June 30, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,734,164	$(98,093,990)	$(2,576,780)

The accompanying notes are an integral part of these consolidated financial statement

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Victory and Pro-Tech for all periods presented. All significant intercompany transactions and accounts between Victory and Pro-Tech (together, the “Company”) have been eliminated.

The preparation of the Company’s financial statements is in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2020 and December 31, 2019, and the results of its operations and cash flows for the three and six months ended June 30, 2020 and 2019.

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

Capital Resources

During the six months ended June 30, 2020, the Company received loan proceeds of $771,576 from VPEG through the New VPEG Note. As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $277,324. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

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

For the three and six months ended June 30, 2020 and 2019, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 10 “Segment and Geographic Information and Revenue Disaggregation” for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, the Company has not recorded an allowance for doubtful accounts at June 30, 2020. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2020, 3 customers comprised 78% of the Company’s gross accounts receivables and 4 customers comprised 87% of the Company’s total revenue.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at June 30, 2020 and December 31, 2019, and the goodwill balances of $145,149 are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2019, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

The Company’s contract-based intangible assets at June 30, 2019 included an agreement to sublicense certain patents belonging to Armacor Victory Ventures, LLC (the “AVV Sublicense”) and a license (the “Trademark License”) to the trademark of a proprietary coating technology. The contract-based intangible assets had useful lives of approximately 11 years for the AVV Sublicense and 15 years for the Trademark License. The Company began to use the economic benefits of its intangible assets, and therefore began amortization of its intangible assets on a straight-line basis over the useful lives indicated above beginning July 31, 2018, the effective date of the Pro-Tech acquisition. However, during 2019, the Company determined that the AVV Sublicense and the Trademark License were unlikely to produce future cash flows and, accordingly, those intangible assets were written down to zero.

PPP Loans

The Company accounts for loans issued pursuant to the Paycheck Protection Program of the U.S. Small Business Administration as debt. The Company will continue to record the PPP Note as debt until either (1) the PPP Note is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the PPP Note. See Note 6, Notes Payable, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at June 30, 2020 and December 31, 2019, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at June 30, 2020 and June 30, 2019. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

Aurora’s revenues, related expenses and loss on disposal are components of “income (loss) from discontinued operations” in the consolidated statements of operations. The consolidated statement of cash flows is reported on a consolidated basis without separately presenting cash flows from discontinued operations for all periods presented.

Results from discontinued operations were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income from discontinued operations before tax benefit	$-	$6,536	$-	$66,494
Tax benefit	-	-	-	-
Net income from discontinued operations	-	6,536	-	66,494
Loss on disposal of discontinued operations, net of tax	-	-	-	-
Income (loss) from discontinued operations, net of tax	$-	$6,536	$-	$66,494

4. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

	June 30, 2020	December 31, 2019
Trucks	$360,056	$350,299
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,768	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	731,740	721,983
Less -- accumulated depreciation	(308,492)	(242,077)
Property, plant and equipment, net	$423,248	$479,906

Depreciation expense for the three months ended June 30, 2020 and 2019 was $33,479 and $41,054, respectively.

Depreciation expense for the six months ended June 30, 2020 and 2019 was $66,416 and $82,022, respectively.

5. Goodwill and Other Intangible Assets

The Company recorded $4,313 and $60,824 of amortization of intangible assets for the three months ended June 30, 2020 and 2019, respectively.

The Company recorded $8,626 and $121,648 of amortization of intangible assets for the six months ended June 30, 2020 and 2019, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Pro-Tech customer relationships	129,680	129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(33,067)	(24,441)
Other intangible assets, net	$139,453	$148,079

6. Notes Payable

Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds in the amount of $168,800 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note (the “PPP Note”) issued by the Company, dated April 14, 2020, in the principal amount of $168,800 with Arvest Bank.

Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first seven months. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the amount of the PPP Loan is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning after a seven-month deferral period provided in the PPP Note and through April 14, 2022.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the PPP Loan. The amount of PPP Loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including: (i) the amount of PPP Loan proceeds that are used by the Company during the 24-week period after the PPP Loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the PPP Loan amount is used for eligible payroll costs; (ii) the Company maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on PPP Loan forgiveness, only that portion of the PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty four -week period will qualify for forgiveness. Although the Company currently intends to use the entire amount of the PPP Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The PPP Note may be prepaid in part or in full, at any time, without penalty. The PPP Note provides for certain customary events of default, including the Company’s: (i) failure to make a payment when due under the PPP Note; (ii) breach of the terms of the PPP Note; (iii) default on any other loan with the Lender; (iv) filing of a bankruptcy petition by or against the Company; (v) reorganization merger, consolidation or other change in ownership or business structure without the Lender’s prior written consent; (vi) adverse change in financial condition or business operation that the Lender believes may affect the Company’s ability to pay the PPP Note; and (vii) default on any loan or agreement with another creditor, if the Lender believes the default may materially affect the Company’s ability to pay the PPP Note. Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the PPP Note, collect all amounts owing from the Company and file suit and obtain judgment against the Company. The foregoing description of the PPP Note does not purport to be complete is qualified in its entirety by reference to the full text of the PPP Note, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Economic Injury Disaster Loan

Additionally, on June 15, 2020, the Company received $150,000 in loan funding from the SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated June 11, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is 30 years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on July 11, 2021 through the maturity date of June 11, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty.

The EIDL Note provides for certain customary events of default, including: (i) a failure to comply with any provision of the EIDL Note, the related Loan Authorization and Agreement, or other EIDL loan documents; (ii) a default on any other SBA loan; (iii) a sale or transfer of, or failure to preserve or account to SBA’s satisfaction for, any of the collateral or its proceeds; (iv) a failure of the Company or anyone acting on its behalf to disclose any material fact to SBA; (v) the making of a materially false or misleading representation to SBA by the Company or anyone acting on their behalf; (vi) a default on any loan or agreement with another creditor, if SBA believes the default may materially affect the Company’s ability to pay the EIDL Note; (vii) a failure to pay any taxes when due; (viii) if the Company becomes the subject of a proceeding under any bankruptcy or insolvency law; (ix) if a receiver or liquidator is appointed for any part of the Company’s business or property; (x) the making of an assignment for the benefit of creditors; (xi) has any adverse change in financial condition or business operation that SBA believes may materially affect the Company’s ability to pay the EIDL Note; (xii) effects any reorganization, merger, consolidation, or other transaction changing ownership or business structure without SBA’s prior written consent; or (xiii) becomes the subject of a civil or criminal action that SBA believes may materially affect the Company’s ability to pay the EIDL Note. The foregoing description of the EIDL Note does not purport to be complete is qualified in its entirety by reference to the full text of the EIDL Note, a copy of which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

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

The amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $99,644 at June 30, 2020. Of this amount, $99,644 is reported in Short term notes payable, net and $0.00 is reported in Long term notes payable, net on the Company’s consolidated balance sheets.

At December 31, 2019, the amount due pursuant to the Rogers Settlement Agreement, including accrued interest, was $215,895. Of this amount, $215,895 is reported in Short term notes payable, net and $0.00 is reported in Long term notes payable, net on the Company’s consolidated balance sheets.

The Company recorded interest expense of $0 and $3,231 related to the New Rogers Settlement Agreement for the three months ended June 30, 2020 and 2019, respectively, and $0 and $7,150 for the six months ended June 30, 2020 and 2019, respectively.

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

On October 21, 2019, the Company, Kodak and Pro-Tech entered into a Second Extension and Modification Agreement, effective September 30, 2019, pursuant to which the maturity date of the Kodak Note was extended from September 30, 2019 to December 20, 2019, and the interest rate was increased from 15% to 17.5%. Upon the execution of the Second Extension and Modification Agreement, the Company paid to Kodak interest on the Loan for the fourth quarter of 2019 in the amount of $11,059, and an extension fee in the amount of $14,062. The Company agreed to: (i) pay a total of $12,500.00 to Kodak and its manager, which represents due diligence fees; (ii) pay to Kodak and its manager a total of $27,500, which represents $25,000 of loan monitoring fees and $2,500 of loan extension fees; (iii) on or before October 31, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company would incur a late fee of $5,000 for every seven (7) days (or portion thereof) that the balance remained unpaid after October 31, 2019; (iv) on or before November 29, 2019, pay to Kodak the sum of $125,000, as a payment of principal, and the Company would incur a late fees of $5,000 for every seven (7) days (or portion thereof) that the balance remained unpaid after November 29, 2019; and (v) on or before December 30, 2019, the Company would pay to Kodak any unpaid and/or outstanding balances owed on the Note. If the Note and any late fees, other fees, interest, or principal was not paid in full by December 30, 2019, the Company would pay to Kodak $25,000 as liquidated damages.

As of January 10, 2020, VPEG, on behalf of the Company, paid in full all amounts due in connection with the Kodak Note. The November 29, 2019 payment was not paid timely and therefore Victory incurred a $5,000 penalty. The December 30, 2019 payment was not paid timely and accordingly Victory incurred penalties of $45,000 and interest of $9,076.

Pursuant to the issuance of the Kodak Note, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share (the “Kodak Warrants”). The grant date fair value of the Kodak Warrants was recorded as a discount of approximately $37,000 on the Kodak Note and was fully amortized into interest expense during 2019 using a method consistent with the interest method. The Company amortized $0 and $0 related to the Kodak Note for the three months ended June 30, 2020 and 2019, respectively, and $0 and $13,916 for the six months ended June 30, 2020 and 2019, respectively.

The Company recorded interest expense of $0 and $18,750 related to the Kodak Note for the three months ended June 30, 2020 and 2019, respectively, and $0 and $37,500 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company recorded interest expense of $10,722 and $10,722 related to the Matheson Note for the three months ended June 30, 2020 and 2019, respectively, and $21,444 and $21,444 for the six months ended June 30, 2020 and 2019, respectively.

New VPEG Note

See Note 9, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $2,750,476 and $1,978,900 at June 30, 2020 and December 31, 2019, respectively.

The Company recorded interest expense of $15,500 and $43,600 related to the New VPEG Note for the three months ended June 30, 2020 and 2019, respectively, and $42,500 and $43,600 for the six months ended June 30, 2020 and 2019, respectively.

7. Stockholder’s Equity

Common Stock

During the three and six months ended June 30, 2020 and 2019, the Company did not issue any shares of its common stock.

Stock Options

During the three and six months ended June 30, 2020 and 2019, the Company did not grant stock awards to directors, officers, or employees.

As of June 30, 2020, the total unrecognized share-based compensation balance for unvested options, net of expected forfeitures, was $25,002 and is expected to be amortized over a weighted-average period of less than one year.

The Company recognized share-based compensation expense from stock options of $25,000 and $25,000 for the three months ended June 30, 2020 and 2019, respectively, and $50,000 and $50,000 for the six months ended June 30, 2020, respectively.

Warrants for Stock

During the three and six months ended June 30, 2020 and 2019, the Company did not grant any warrants to purchase shares of its common stock.

8. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended June 30, 2020 and 2019 was $3,000 and $3,000, respectively, and $6,000 and $6,000 for the six months ended June 30, 2020 and 2019, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of June 30, 2020 and 2019, respectively.

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

Consulting Fees

During the three and six months ended June 30, 2019 the Company paid $10,000 and $38,000 respectively, in consulting fees to Kevin DeLeon, a director of the Company and, effective April 23, 2019, its Interim Chief Executive Officer.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Category	2020	2019	2020	2019
>5%	$343,431	$336,784	$513,406	$597,275
<5%	21,865	239,040	74,248	523,653
	$365,296	$575,824	$587,654	$1,120,928

11. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at June 3, 2020 and 2019, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,037,713 for the three and six months ended June 30, 2020 and 2019, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(119,560)	$(230,354)	$(392,610)	$(350,097)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713	28,037,713	28,037,713
Effect of dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	28,037,713	28,037,713	28,037,713	28,037,713

Net loss per common share
Basic	(0.00)	(0.01)	(0.01)	(0.01)
Diluted	(0.00)	(0.01)	(0.01)	(0.01)

12. Subsequent Events

During the period of July 1, 2020 through July 22, 2021 the Company received additional loan proceeds of $589,300 from VPEG pursuant to the New VPEG Note.

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

On January 31, 2021, the Company and VPEG entered into an amendment to the New Debt Agreement (the “Second Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $3,500,000 to cover future working capital needs.

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

On September 16, 2020, the Securities and Exchange Commission (“SEC”) adopted extensive amendments to Rule 15c2-11 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Rule governs the publication of quotations for securities in the over-the-counter (“OTC”) market, including the OTC Pink Market where the Company’s common stock is quoted. Rule 15c2-11 makes it unlawful for a broker-dealer to initiate a quotation for a security unless the broker dealer has in its records prescribed information about the issuer that is current and publicly available. The lack of full time accounting personnel and financial constraints resulting in delayed payments to the Company’s external professional services providers have restricted its ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, the Company was unable to timely file its quarterly and annual reports during 2019 and 2020 and its quarterly report for the first quarter of 2021. The Company continues to actively seek, additional sources of capital which it believes will allow the resumption of timely current public reporting practices no later than the third quarter of 2021.

On February 1, 2021, the Company received loan proceeds in the amount of $98,622.50 pursuant to a second draw loan under the Paycheck Protection Program (the “PPP”).  The unsecured loan (the “PPP2 Loan”) is evidenced by a promissory note (the “PPP2 Note”) issued by the Company, dated January 28, 2021, in the principal amount of $98,622.50 with Arvest Bank.

Under the terms of the PPP2 Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first ten months. The term of the PPP2 Note is five years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the amount of the PPP2 Loan is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning after a ten-month deferral period provided in the PPP Note and through January 28, 2026.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the PPP2 Loan. The amount of PPP2 Loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors established by the SBA. Subject to the other requirements and limitations on PPP2 Loan forgiveness, only that portion of the PPP2 Loan proceeds spent on payroll and other eligible costs during the covered twenty four -week period will qualify for forgiveness. Although the Company has used the entire amount of the PPP2 Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the PPP2 Loan in whole or in part. The foregoing description of the PPP2 does not purport to be complete is qualified in its entirety by reference to the full text of the PPP2 Note, a copy of which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

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

MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Although stay at home orders and lock downs on businesses in the areas where we operate have caused our staff to conduct business operations from their homes, this change has not resulted in a significant impact to our ability to operate. However, the spread of the coronavirus outbreak across the world has driven sharp demand destruction for crude oil as whole economies ordered curtailed activity. As a result, companies across the industry have responded with severe capital spending budget cuts, personnel layoffs, facility closures and bankruptcy filings. We expect industry activity levels and spending by customers to remain depressed throughout the remainder of 2021 as destruction of demand for oil and gas continues.

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

Subsequent Events

During the period of July 1, 2020 through July 22, 2021, we received additional loan proceeds of $589,300 from VPEG pursuant to the New VPEG Note (See Note 9, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

Effective September 1, 2020, we and AVV (See Note 9, Related Party Transactions, to the consolidated financial statements for definitions and additional information) have mutually agreed to terminate the AVV Sublicense Agreement and Trademark License. Since the date of the Transaction Agreement, we have not realized any revenue from products or services related to the AVV Sublicense Agreement or Trademark License. Also effective September 1, 2020, we and LMCE have agreed to terminate the supply and services agreement dated September 6, 2019 although we continue to purchase and utilize the products of LMCE. We are evaluating our business strategy in light of the current conditions of the national and global oil and gas markets.

On October 30, 2020, we and VPEG entered into an amendment to the New Debt Agreement (the “Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $3,000,000 to cover advances from VPEG through October 30, 2020 and our working capital needs.

On January 31, 2021, the Company and VPEG entered into an amendment to the New Debt Agreement (the “Second Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $3,500,000 to cover future working capital needs.

On September 16, 2020, the Securities and Exchange Commission (“SEC”) adopted extensive amendments to Rule 15c2-11 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Rule governs the publication of quotations for securities in the over-the-counter (“OTC”) market, including the OTC Pink Market where our common stock is quoted. Rule 15c2-11 makes it unlawful for a broker-dealer to initiate a quotation for a security unless the broker dealer has in its records prescribed information about the issuer that is current and publicly available. The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly and annual reports during 2019 and 2020 and our quarterly report for the first quarter of 2021. We continue to actively seek, additional sources of capital which we believe will allow the resumption of timely current public reporting practices no later than the third quarter of 2021.

On February 1, 2021, the Company received loan proceeds in the amount of $98,622.50 pursuant to a second draw loan under the Paycheck Protection Program (the “PPP”).  The unsecured loan (the “PPP2 Loan”) is evidenced by a promissory note (the “PPP2 Note”) issued by the Company, dated January 28, 2021, in the principal amount of $98,622.50 with Arvest Bank.

Under the terms of the PPP2 Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first ten months. The term of the PPP2 Note is five years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the amount of the PPP2 Loan is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning after a ten-month deferral period provided in the PPP Note and through January 28, 2026.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the PPP2 Loan. The amount of PPP2 Loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors established by the SBA. Subject to the other requirements and limitations on PPP2 Loan forgiveness, only that portion of the PPP2 Loan proceeds spent on payroll and other eligible costs during the covered twenty four -week period will qualify for forgiveness. Although the Company has used the entire amount of the PPP2 Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the PPP2 Loan in whole or in part. The foregoing description of the PPP2 does not purport to be complete is qualified in its entirety by reference to the full text of the PPP2 Note, a copy of which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

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

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	For the Three Months Ended June 30,			Percentage
($ in thousands)	2020	2019	Change	Change
Total revenue	$365.3	$584.0	$(218.7)	-37%
Total cost of revenue	177.7	289.6	(111.9)	-39%
Gross profit	187.6	294.5	(106.8)	-36%
Operating expenses
Selling, general and administrative	275.4	392.4	(117.0)	-30%
Depreciation and amortization	4.9	62.0	(57.1)	-92%
Total operating expenses	280.2	454.4	(174.1)	-38%
Loss from operations	(92.6)	(159.9)	67.3	-42%
Other expense
Interest expense	(27.0)	(77.0)	50.0	-65%
Total other income/(expense)	(27.0)	(77.0)	50.0	-65%
Loss from continuing operations	(119.6)	(236.9)	117.3	-50%
Income from discontinued operations	-	6.5	(6.5)	-100%
Loss applicable to common stockholders	$(119.6)	$(230.4)	$110.8	-48%

Total Revenue

Total revenue decreased in the three months ended June 30, 2020 due to a decrease in hardbanding revenue generated by Pro-Tech as a result of less drilling due to the price of a barrel of oil and the effect of the pandemic.

Total Cost of Revenue

Total cost of revenue decreased in the three months ended June 30, 2020 due primarily to decreases in materials, direct labor, other direct costs resulting from decreases in Pro-Tech’s revenue generating activities as compared to the three month months ended June 30, 2019, and to a lesser extent, other reductions in expenses such as depreciation on equipment.

Selling, general and administrative

Selling, general and administrative expenses decreased due to the following:

●	Accounting fees were reduced by eliminating a consultant.

●	Payroll related expenses were reduced due to employee downsizing.

Depreciation and amortization

Depreciation and amortization decreased due to reduction of amortization of Intangible Assets which were impaired at the end of 2019.

Interest expense

Interest expense decreased in the 2020 period primarily due to the restructuring of our notes payable to VPEG as well as the Rogers Note. See Note 6, Notes Payable, to the consolidated financial statements for more information.

Loss from Continuing Operations, Income from Discontinued Operations, and Loss Applicable to Common Stockholders

We reported a loss from continuing operations for the three months ended June 30, 2020 of $(119,560) compared to an operating loss of $(236,890) for the three months ended June 30, 2019.

Income from discontinued operations in the 2019 period consists of revenues and related expenses resulting from the trailing activity of Aurora and loss on disposal of Aurora. See Note 3, Discontinued Operations, to the consolidated financial statements for further information.

As a result of the foregoing, loss applicable to common stockholders for the three months ended June 30, 2020 was $(119,560), or $(0.00) per share, compared to a loss applicable to common stockholders of $(230,354), or $(0.01) per share, for the three months ended June 30, 2019 on weighted average shares of 28,037,713 and 28,037,713, respectively.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	For the Six Months Ended June 30,			Percentage
($ in thousands)	2020	2019	Change	Change
Total revenue	$587.7	$1,129.1	$(541.5)	-48%
Total cost of revenue	343.6	552.2	(208.7)	-38%
Gross profit	244.1	576.9	(332.8)	-58%
Operating expenses
Selling, general and administrative	574.6	738.9	(164.3)	-22%
Depreciation and amortization	9.4	132.7	(123.3)	-93%
Total operating expenses	584.0	871.6	(287.7)	-33%
Loss from operations	(339.9)	(294.7)	(45.2)	15%
Other expense
Interest expense	(52.8)	(121.9)	69.1	-57%
Total other income/(expense)	(52.8)	(121.9)	69.1	-57%
Loss from continuing operations	(392.6)	(416.6)	24.0	-6%
Income from discontinued operations	-	66.5	(66.5)	-100%
Loss applicable to common stockholders	$(392.6)	$(350.1)	$(42.5)	12%

Total Revenue

Total revenue decreased in the six months ended June 30, 2020 due to a decrease in hardbanding revenue generated by Pro-Tech as a result of less drilling due to the low price of a barrel of oil and the effect of the pandemic.

Total Cost of Revenue

Total cost of revenue decreased in the six months ended June 30, 2020 due primarily to decreases in materials, direct labor, other direct costs resulting from decreases in Pro-Tech’s revenue generating activities as compared to the six month months ended June 30, 2019, and to a lesser extent, other reductions in expenses such as depreciation on equipment.

Selling, general and administrative

Selling, general and administrative expenses decreased due to the following:

●	Consulting fees were reduced by eliminating a consultant.

●	Payroll related expenses were reduced due to employee downsizing.

Depreciation and amortization

Depreciation and amortization decreased due to reduction of amortization of Intangible Assets which were impaired at the end of 2019.

Interest expense

Interest expense decreased in the 2020 period primarily due to the restructuring of our notes payable to VPEG as well as the Rogers Note. See Note 6, Notes Payable, to the consolidated financial statements for more information.

Loss from Continuing Operations, Income from Discontinued Operations, and Loss Applicable to Common Stockholders

We reported a loss from continuing operations for the six months ended June 30, 2020 of $(392,610) compared to an operating loss of $(416,591) for the six months ended June 30, 2019.

Income from discontinued operations in the 2019 period consists of revenues and related expenses resulting from the trailing activity of Aurora and loss on disposal of Aurora. See Note 3, Discontinued Operations, to the consolidated financial statements for further information.

As a result of the foregoing, loss applicable to common stockholders for the six months ended June 30, 2020 was $(392,610), or $(0.01) per share, compared to a loss applicable to common stockholders of $(350,097), or $(0.01) per share, for the six months ended June 30, 2019 on weighted average shares of 28,037,713 and 28,037,713, respectively.

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

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New VPEG Note to fund operations as we seek to generate positive cash flow from operations. See Note 6 “Notes Payable,” and Note 9 “Related Party Transactions,” to the accompanying consolidated financial statements for additional information regarding the New VPEG Note. In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources which we believe will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

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

Capital Resources

During the six months ended June 30, 2020, we obtained $771,576 from VPEG through the New VPEG Note. As of January 31, 2021 and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of July 29, 2021 the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $263,224.

Paycheck Protection Program Loan

On April 15, 2020, we received loan proceeds in the amount of $168,800 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note (the “PPP Note”) issued by us, dated April 14, 2020, in the principal amount of $168,800 with Arvest Bank

Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first seven months. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the amount of the PPP Loan is not forgiven under the PPP, we will be obligated to make equal monthly payments of principal and interest beginning after a seven-month deferral period provided in the PPP Note and through April 14, 2022.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for forgiveness for all or a part of the PPP Loan. The amount of PPP Loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including: (i) the amount of PPP Loan proceeds that are used by the Company during the 24-week period after the PPP Loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the PPP Loan amount is used for eligible payroll costs; (ii) our maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on PPP Loan forgiveness, only that portion of the PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty four-week period will qualify for forgiveness. Although we currently intend to use the entire amount of the PPP Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The PPP Note may be prepaid in part or in full, at any time, without penalty. The PPP Note provides for certain customary events of default, including our: (i) failure to make a payment when due under the PPP Note; (ii) breach of the terms of the PPP Note; (iii) default on any other loan with the Lender; (iv) filing of a bankruptcy petition by or against us; (v) reorganization merger, consolidation or other change in ownership or business structure without the Lender’s prior written consent; (vi) adverse change in financial condition or business operation that the Lender believes may affect our ability to pay the PPP Note; and (vii) default on any loan or agreement with another creditor, if the Lender believes the default may materially affect our ability to pay the PPP Note. Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the PPP Note, collect all amounts owing from us and file suit and obtain judgment against us. The foregoing description of the PPP Note does not purport to be complete is qualified in its entirety by reference to the full text of the PPP Note, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Economic Injury Disaster Loan

Additionally, on June 15, 2020, we received $150,000 in loan funding from the SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated June 11, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is 30 years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, we will be obligated to make equal monthly payments of principal and interest beginning on July 11, 2021 through the maturity date of June 11, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty.

The EIDL Note provides for certain customary events of default, including: (i) a failure to comply with any provision of the EIDL Note, the related Loan Authorization and Agreement, or other EIDL loan documents; (ii) a default on any other SBA loan; (iii) a sale or transfer of, or failure to preserve or account to SBA’s satisfaction for, any of the collateral or its proceeds; (iv) a failure of us or anyone acting on its behalf to disclose any material fact to SBA; (v) the making of a materially false or misleading representation to SBA by us or anyone acting on our behalf; (vi) a default on any loan or agreement with another creditor, if SBA believes the default may materially affect our ability to pay the EIDL Note; (vii) a failure to pay any taxes when due; (viii) if we become the subject of a proceeding under any bankruptcy or insolvency law; (ix) if a receiver or liquidator is appointed for any part of our business or property; (x) the making of an assignment for the benefit of creditors; (xi) has any adverse change in financial condition or business operation that SBA believes may materially affect our ability to pay the EIDL Note; (xii) effects any reorganization, merger, consolidation, or other transaction changing ownership or business structure without SBA’s prior written consent; or (xiii) becomes the subject of a civil or criminal action that SBA believes may materially affect our ability to pay the EIDL Note. The foregoing description of the EIDL Note does not purport to be complete is qualified in its entirety by reference to the full text of the EIDL Note, a copy of which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition.

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(188,110)	$(151,761)
Net cash provided by (used in) investing activities	(9,758)	-
Net cash provided by financing activities	556,125	174,282
Net increase (decrease) in cash and cash equivalents	358,257	22,521
Cash and cash equivalents at beginning of period	17,076	76,746
Cash and cash equivalents at end of period	$375,333	$99,267

Net cash used in operating activities for the six months ended June 30, 2020 was $188,110. Net loss adjusted for non-cash items (depreciation, amortization, and share based compensation expense) used cash of $246,123. Changes in operating assets and liabilities provided cash of $58,014. The most significant drivers were decreases in accounts receivable (due to timing of collections) which were partially offset by decreases in accounts payable, prepaids and other current assets, and accrued and other short term liabilities.

This compares to cash used in operating activities for the six months ended June, 2019 of $151,761 after the net loss adjusted for non-cash items for that period used cash of $6,146. In addition, changes in operating assets and liabilities used cash of $145,615. The most significant drivers were decreases in accounts payable, accrued and other short term liabilities, and accrued interest on short term notes payable - affiliate, which were partially offset by decreases in accounts receivable (due to timing of collections) and prepaid and other assets.

Net cash used in investing activities for the six months ended June 30, 2020 was $9,758 due to fixed asset purchases. This compares to $0 used by investing activities for the six months ended June 30, 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 was $577,569 compared to $174,585 in net cash provided by financing activities during the six months ended June 30, 2019. In each of 2020 and 2019 net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, net of repayments.

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

For the six months ended June 30, 2020 and 2019, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, we have not recorded an allowance for doubtful accounts at June 30, 2020. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2020, 3 customers comprised 78% of our gross accounts receivables. For the three and six months ended June 30, 2020 3 and 4 customers comprised 93% and 85% of our total revenue, respectively.

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

During the year ended December 31, 2019, we recorded impairment of the AVV Sublicense, the Trademark License and the Non-Compete Agreements totaling $2,616,705. See Note 12, Subsequent Events, to the consolidated financial statements for further information.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

Share-Based Compensation

From time to time we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 7, Shareholder’s Equity, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at June 30, 2020 and 2019, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at June 30, 2020 and June 30, 2019. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we are still in the process of remediating as of June 30, 2020, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our management has identified the steps necessary to address the material weaknesses, and in the first half of fiscal 2020, we continued to assess and implement remedial procedures. In order to cure the foregoing material weakness, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly and annual reports during 2019 and 2020, and our quarterly report for the first quarter of 2021.

Due to resource constraints, from time to time we have not had the resources to fund sufficient staff and pay professional fees to ensure that all of our reports are filed timely. However, our management continues to actively seek additional sources of capital which we believe will allow us to increase our staffing levels and remain current on our obligations to our external professional services providers. We believe this action, in addition to future improvements, will allow us to resume timely public reporting practices no later than the third quarter of 2021.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the first half of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first or second quarters of fiscal year 2020 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first or second quarters of fiscal year 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the six months ended June 30, 2020, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first or second quarters of fiscal year 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)
3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)
3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)
3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)
4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)
4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)
4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)
4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)
4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).
10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)
10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)
10.3	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020)
10.4	Amendment No. 2 to Loan Agreement, dated January 31, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed February 8, 2021)
10.5*	Promissory Note issued by the Company to Arvest Bank dated April 13, 2020
10.6*	Loan Authorization and Agreement by and between the Company and the U.S. Small Business Administration dated June 11, 2020
10.7*	Promissory Note issued by the Company to Arvest Bank dated January 28, 2021
14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Executive Compensation Plan or Agreement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date: August 10, 2021	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director