Form 10-K
period 2020-12-31
VICTORY OILFIELD TECH, INC.
filed 2021-09-03
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on December 31, 2020 was approximately $193,214 based on the closing price of such stock and such date of $.25.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of September 3, 2021 was 28,037,713.

DOCUMENTS INCORPORATED BY REFERENCE None.

VICTORY OILFIELD TECH, INC.

ANNUAL REPORT ON

FORM 10-K

For the year ended December 31, 2020

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

Cautionary Notice Regarding Forward Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our Company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about actual or potential future production and sales, cash flows, and trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: changes in crude oil and natural gas prices, the pace of drilling and completions activity on our properties, our ability to acquire additional development opportunities, potential or pending acquisition transactions, the projected capital efficiency savings and other operating efficiencies and synergies resulting from our acquisition transactions, integration and benefits of property acquisitions, or the effects of such acquisitions on our Company’s cash position and levels of indebtedness, changes in our reserves estimates or the value thereof, disruptions to our Company’s business due to acquisitions and other significant transactions, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products and prices, and the COVID-19 pandemic and its related economic repercussions and effect on the oil and natural gas industry.

We have based any forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results described in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an additional cautionary notice regarding forward-looking statements.

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

Our Industry and Market

The following information excerpts were sourced from a September 2020 “Anti-Corrosion Coatings Market Size Report, 2020-2027” published by Grand View Research (Report ID: CVR-4-68039-128-0), available at www.grandviewresearch.com

The global anti-corrosion coatings market size was valued at USD 27.2 billion in 2019 and is expected to grow at a compound annual growth rate (CAGR) of 4.6% from 2020 to 2027. The rising demand for thin-walled durable metallic components in the manufacturing of lightweight products, which are used in various industries including building and construction, automotive, marine, and oil and gas is expected to propel the market growth over the forecast period. Amid the global COVID-19 pandemic, the demand for anti-corrosion coatings has increased primarily in the oil and gas and marine application industries owing to the reduced exploration and marine operation. The machines and equipment, which are not in operations need maintenance so as to avoid the degradation and rusting as such equipment has crude oil residual, water, salt, and other chemicals, which cause corrosion.

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

 Regional Insights

North America and the Middle East and African regions are projected to contribute to market growth in coming years primarily fueled by the need for transportation/supply infrastructure and technological innovations for the corrosion detection in various countries including the U.S., Canada, Saudi Arabia, UAE, and others. The applications in oil and gas sector such upstream, midstream and downstream have been experiencing significant growth in these countries over the past few years.

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

With the acquisition of Pro-Tech, a hardbanding service provider servicing Oklahoma, Texas, Kansas, Arkansas, Louisiana, and New Mexico, we believe we will create opportunities to leverage our existing portfolio of intellectual property to fulfill our mission of operating as a technology-focused oilfield services company.

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

Our Growth Strategies

Our goal is to continue to expand the range of oil and gas product solutions that we deliver to the global oilfield services industry.

●	Our Company will continue to pursue U.S. oilfield services company acquisition initiative, as appropriate, aimed at companies who are already recognized as a high-quality services provider to strategic customers in the major north American oil and gas basins. When completed, each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our existing products and services. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration future product development and planning.

●	We believe that a well-capitalized technology-enabled oilfield services business will provide the basis for more accessible financing to grow our Company and execute our oilfield services company acquisitions strategy.

●	We plan to establish full service facilities in each major geographic area of drilling with products and services such as pipe coating services, hardbanding, inspection services, and machining and thread repair.

●	We believe that the current environment in the oil and gas industry can provide the potential for opportunistic acquisitions at reasonable valuations.

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

Employees

We have eight full-time employees as of September 3, 2021. We believe that our relationships with our employees are satisfactory. We utilize the services of independent contractors to perform various daily operational and administrative duties.

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

As of December 31, 2020, we had $192,337 of cash, total current assets of $435,760, current liabilities of $3,870,426 and a working capital deficit of $3,434,666. Our current liabilities mainly include accounts payable and short-term notes payable. We are currently unable to pay all of our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we have incurred losses of $953,858 and $3,530,835 for the years ended December 31, 2020 and 2019, respectively.

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

The operational risks inherent in our industry could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages. The frequency and severity of such incidents will affect our operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to retain our future services if they view our safety record as unacceptable, which could cause us to lose substantial revenue. We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. We evaluate certain of our risks and insurance coverage annually. After carefully weighing the costs, risks, and benefits of retaining versus insuring various risks, we occasionally opt to retain certain risks not covered by our insurance policies. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, making such insurance costs prohibitive. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination.

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

We depend on computer and telecommunications systems, and failures in our systems or cyber security attacks could significantly disrupt our business operations.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed or may develop proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. It is possible that we, or these third parties, could incur interruptions from cyber security attacks, computer viruses or malware, or that third party service providers could cause a breach of our data. Any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to, or breaches of, our information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt our business operations. There can be no assurance that the procedures and controls that we utilize to monitor, and mitigate our exposure to, these threats will be sufficient in preventing security threats from materializing. To our knowledge we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer material losses in the future either as a result of an interruption to or a breach of our systems or those of our third party vendors and service providers.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified material weaknesses. These material weaknesses were associated with our lack of sufficient segregation of duties within accounting functions and our lack of sufficient oversight over cyber security. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

Risks Related to Our Common Stock

Because we did not timely comply with our SEC filing obligations, our common stock was downgraded to the OTC Pink Market and is currently designated with a “stop sign,” which may limit our trading market and may adversely affected the liquidity of our common stock.

We did not timely file with the SEC this Annual Report on Form 10-K for the year ended December 31, 2020, and we did not timely file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020. We have not yet filed our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 or June 30, 2021. As a consequence, our common stock has been moved from the OTCQB Venture Market to the OTC Pink Market, which is a more limited market than the OTCQB marketplace. Securities on the Pink Market are more volatile, and the risk to investors is greater. Furthermore, our common stock is currently designated with a Pink Market “stop sign,” indicating that current public information about our Company is not available due to “delinquent SEC reporting.” The quotation of our common stock on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have an adverse impact on our ability to raise capital in the future.

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

On September 16, 2020, the Securities and Exchange Commission (“SEC”) adopted extensive amendments to Rule 15c2-11 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Rule governs the publication of quotations for securities in the over-the-counter (“OTC”) market, including the OTC Pink Market where our common stock is quoted. Rule 15c2-11 makes it unlawful for a broker-dealer to initiate a quotation for a security unless the broker dealer has in its records prescribed information about the issuer that is current and publicly available. The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly and annual reports during 2019 and 2020 and our quarterly reports for the first and second quarters of 2021. We continue to actively seek additional sources of capital which we believe will allow the resumption of timely current public reporting practices no later than the third quarter of 2021.

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

As of December 31, 2020, we had outstanding stock options to purchase an aggregate of 211,186 shares of common stock and warrants to purchase an aggregate of 2,706,847 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants and we would be able to obtain a higher price for our common stock than we would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and the terms on which we could obtain additional financing. The ownership interest of our existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

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

We believe we will be victorious against all the remaining Defendants in this case.

On October 20, 2011, Defendant Remuda filed a Motion to Consolidate and a Counterclaim against our Company. Remuda is seeking to consolidate this case with two other cases wherein Remuda is the named Defendant. An objection to this motion was filed and the cases have not been consolidated. Additionally, we do not believe that the counterclaim made by Remuda has any legal merit.

There was no further activity related to this case during the years ended December 31, 2020 and 2019, respectively.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Market operated by OTC Markets Group under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2020 and 2019. Between January 1, 2019 and May 20, 2019, the high and low bid price data for our common stock were reported by the OTCQB Venture Market. Since May 20, 2019 the high and low bid price data for our common stock are reported by the OTC Pink Market. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

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

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2019	First Quarter	$1.00	$0.80
	Second Quarter	$0.80	$0.80
	Third Quarter	$0.80	$0.25
	Fourth Quarter	$0.80	$0.15
2020	First Quarter	$0.70	$0.10
	Second Quarter	$0.75	$0.02
	Third Quarter	$0.33	$0.17
	Fourth Quarter	$0.26	$0.11

Holders

On December 31, 2020, there were approximately, 1,423 holders of record of our common stock. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any securities during the 2020 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Purchases of Equity Securities

We did not purchase any of our own common stock during 2020 or 2019.

Item 6. [Reserved]

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Victory Oilfield Tech, Inc. MD&A is presented in the following seven sections:

●	Cautionary Information about Forward-Looking Statements;

●	Business Overview;

●	Results of Operations;

●	Liquidity and Capital Resources;

●	Critical Accounting Policies and Estimates;

●	Recently Adopted Accounting Standards; and

●	Recently Issued Accounting Standards.

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheets as of December 31, 2020 and 2019 and our audited consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes thereto.

In MD&A, we use “we,” “our,” “us,” “Victory” and “the Company” to refer to Victory Oilfield Tech. and its wholly-owned subsidiary, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2021 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2020 consolidated financial statements, we have suffered recurring losses from operations which raises substantial doubt about our ability to continue as a going concern.

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

VPEG Note

During the period of January 1, 2021 through August 20, 2021 we received additional loan proceeds of $278,100 from VPEG pursuant to the New VPEG Note (See Note 12, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

On January 31, 2021 we and VPEG entered into an amendment to the New Debt Agreement (the “Second Amendment” pursuant to which the parties agreed to increase the loan amount to up to $3,500,000 to cover future working capital needs.

On September 3, 2021 we and VPEG entered into Amendment No. 3 to the New Debt Agreement to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

PPP Note

As of August 6, 2021 we have received notice from Arvest Bank and the SBA that the full amount of the first PPP Note for $168,800 has been forgiven. See Note 7, Notes Payable, to the consolidated financial statements for more information. The amount forgiven will be recorded as income in our financial statements as of the date of forgiveness.

On February 1, 2021, we received loan proceeds in the amount of $98,622 pursuant to a second draw loan under the PPP. The unsecured loan (the “Second PPP Loan”) is evidenced by a promissory note (the “Second PPP Note”) issued by us, dated January 28, 2021, in the principal amount of $98,622 with Arvest Bank.

Under the terms of the Second PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first 10 months. The term of the Second PPP Note is five years, though it may be payable sooner in connection with an event of default under the Second PPP Note. To the extent the amount of the Second PPP Loan is not forgiven under the PPP, we will be obligated to make equal monthly payments of principal and interest beginning after a 10-month deferral period provided in the Second PPP Note and through January 28, 2026.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for forgiveness for all or a part of the Second PPP Loan. The amount of Second PPP Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on Second PPP Loan forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four -week period will qualify for forgiveness. Although we have used the entire amount of the Second PPP Loan for qualifying expenses, no assurance is provided that we will obtain forgiveness of the Second PPP Loan in whole or in part.

The Second PPP Note may be prepaid in part or in full, at any time, without penalty. The Second PPP Note provide for certain customary events of default, including our: (i) failure to make a payment when due; (ii) breach of the note terms; (iii) default on any other loan with the Lender; (iv) filing of a bankruptcy petition by or against us; (v) reorganization merger, consolidation or other change in ownership or business structure without the Lender’s prior written consent; (vi) adverse change in financial condition or business operation that the Lender believes may affect our ability to pay the Second PPP Note; and (vii) default on any loan or agreement with another creditor, if the Lender believes the default may materially affect our ability to pay the Second PPP Note. Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the Second PPP Note, collect all amounts owing from us and file suit and obtain judgment against us.

The foregoing description of the Second PPP Note does not purport to be complete is qualified in its entirety by reference to the full text of the Second PPP Note, a copy of which is filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the periods ended June 30, 2020.

Filings with the SEC

On September 16, 2020, the Securities and Exchange Commission (“SEC”) adopted extensive amendments to Rule 15c2-11 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Rule governs the publication of quotations for securities in the over-the-counter (“OTC”) market, including the OTC Pink Market where our common stock is quoted. Rule 15c2-11 makes it unlawful for a broker-dealer to initiate a quotation for a security unless the broker dealer has in its records prescribed information about the issuer that is current and publicly available. The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly and annual reports during 2019 and 2020 and our quarterly reports for the first and second quarters of 2021. We continue to actively seek additional sources of capital which we believe will allow the resumption of timely current public reporting practices no later than the third quarter of 2021.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.

	For the Years Ended December 31,			Percentage
($ in thousands)	2020	2019	Change	Change
Total revenue	$851.4	$2,204.1	$(1,352.7)	-61%

Total cost of revenue	537.4	1,015.9	(478.5)	-47%

Gross profit	314.0	1,188.2	(874.2)	-74%

Operating expenses
Selling, general and administrative	1,165.0	1,705.7	(540.7)	-32%
Depreciation and amortization	19.6	265.3	(245.7)	-93%
Impairment loss	-	2,616.7	(2,616.7)	-100%
Total operating expenses	1,184.6	4,587.7	(3,403.1)	-74%
Loss from operations	(870.6)	(3,399.5)	2,528.9	-74%
Other income/(expense)
Interest expense	(87.7)	(197.9)	110.2	-56%
Other income/(expense)	7.0	-	7.0	100.0%
Total other income/(expense)	(80.7)	(197.9)	117.2	-59%
Loss from continuing operations before tax benefit	(951.3)	(3,597.4)	2,646.1	-74%
Tax expense	(2.5)	-	(2.5)	0%
Loss from continuing operations	(953.8)	(3,597.4)	2,643.6	-73%
Income/(loss) from discontinued operations	-	66.5	(66.5)	-100%
Loss applicable to common stockholders	$(953.8)	$(3,530.9)	$2,577.1	-73%

Total Revenue

Total revenue decreased by 61%, from $2,204,104 in the year ended December 31, 2019 to $851,393 in the year ended December 31, 2020 due to a decrease in hardbanding revenue generated by Pro-Tech as a result of as a result of less drilling due to the low price of a barrel of oil and the effect of the COVID-19 pandemic on overall demand for oil and gas.

Total Cost of Revenue

Total cost of revenue decreased by 47%, from $1,015,855 in the year ended December 31, 2019 to $537,427 in the year ended December 31, 2020 due primarily to decreases in materials, direct labor, other direct costs resulting from decreases in Pro-Tech’s revenue generating activities as compared to the year ended December 31, 2019, and to a lesser extent, other reductions in expenses such as depreciation on equipment.

Selling, general and administrative

Selling, general and administrative expenses decreased by 32%, from $1,705,704 in the year ended December 31, 2019 to $1,165,009 in the year ended December 31, 2020 due to the following:

●	Consulting fees were reduced by eliminating the number of consultants and moving others to payroll

●	Payroll related expenses were reduced due to employee downsizing

●	Premiums for Directors and Officers liability insurance were reduced

These decreases were partially offset by increases in accounting fees.

Depreciation and amortization

Depreciation and amortization decreased by 93%, from $265,318 during the year ended December 31, 2019 to $19,609 during the year ended December 31, 2020 due to the reduction of amortization of Intangible Assets, which were impaired at the end of 2019. In addition, please refer to Note 5, Goodwill and Other Intangible Assets, to the consolidated financial statements for further discussion of our intangible assets.

Impairment loss

For the twelve months ended December 31, 2019, we recorded impairments to the AVV Sublicense, the Trademark License and the Non-Compete Agreements of $2,214,167, $1,182,500 and $67,500, respectively, which net of accumulated amortization of $847,462 represented 100% of the remaining value of each of these assets, for a total impairment loss of $2,616,705.

In addition, please refer to Note 5, Goodwill and Other Intangible Assets, to the consolidated financial statements for further discussion of our intangible assets.

Interest expense

Interest expense decreased by 56%, from $197,851 during the year ended December 31, 2019 to $87,677 in the year ended December 31, 2020 primarily due to the restructuring of our notes payable to VPEG as well as the Rogers Note, the Kodak Note, and the Matheson Note. See Note 7, Notes Payable, to the condensed consolidated financial statements for more information.

Tax benefit

There is no material provision for income tax expenses recorded for the twelve months ended December 31, 2020 and 2019 due to the net operating losses, (“NOL”) in each of the respective years. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of our NOL carry forwards. Current standards require that a valuation allowance thus be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Loss from Continuing Operations, Income from Discontinued Operations, and Loss Applicable to Common Stockholders

We reported an operating loss for 2020 of $(953,858) compared to an operating loss of $(3,530,835) for 2019.

Income from discontinued operations consist of revenues and related expenses resulting from the trailing activity of Aurora and loss on disposal of Aurora. See Note 3, Discontinued Operations, to the consolidated financial statements for further information.

As a result of the foregoing, loss applicable to common stockholders for the year ended December 31, 2020 was $(953,858), or $(0.03) per share, compared to a loss applicable to common stockholders of $(3,530,835), or $(0.13) per share, for 2019 on weighted average shares of 28,037,713 in each of the respective periods.

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

Capital Resources

During the twelve months ended December 31, 2020, we obtained $1,102,776 from VPEG through the New VPEG Note. As of August 20, 2021 and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of August 20, 2021 the remaining amount available to us for additional borrowings on the New VPEG Note, as amended, was approximately $640,224.

Paycheck Protection Program Loan

On April 15, 2020, we received loan proceeds in the amount of $168,800 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “First PPP Loan”) is evidenced by a promissory note (the “First PPP Note”) issued by us, dated April 14, 2020, in the principal amount of $168,800 with Arvest Bank

Under the terms of the First PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first seven months. The term of the First PPP Note is two years, though it may be payable sooner in connection with an event of default under the First PPP Note. To the extent the amount of the First PPP Loan is not forgiven under the PPP, we will be obligated to make equal monthly payments of principal and interest beginning after a seven-month deferral period provided in the First PPP Note and through April 14, 2022.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for forgiveness for all or a part of the First PPP Loan. The amount of First PPP Loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including: (i) the amount of First PPP Loan proceeds that are used by the Company during the 24-week period after the First PPP Loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the First PPP Loan amount is used for eligible payroll costs; (ii) our maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on First PPP Loan forgiveness, only that portion of the First PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty four -week period will qualify for forgiveness. As of August 6, 2021, the Company received notice from Arvest Bank and SBA that the full amount of the First PPP Loan in the amount of $168,800 has been forgiven. See Note 16, Subsequent Events, to the consolidated financial statements for additional information.

The foregoing description of the First PPP Note does not purport to be complete and is qualified in its entirety by reference to the full text of the First PPP Note, a copy of which is filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the periods ended June 30, 2020.

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

The EIDL Note provides for certain customary events of default, including: (i) a failure to comply with any provision of the EIDL Note, the related Loan Authorization and Agreement, or other EIDL loan documents; (ii) a default on any other SBA loan; (iii) a sale or transfer of, or failure to preserve or account to SBA’s satisfaction for, any of the collateral or its proceeds; (iv) a failure of us or anyone acting on its behalf to disclose any material fact to SBA; (v) the making of a materially false or misleading representation to SBA by us or anyone acting on our behalf; (vi) a default on any loan or agreement with another creditor, if SBA believes the default may materially affect our ability to pay the EIDL Note; (vii) a failure to pay any taxes when due; (viii) if we become the subject of a proceeding under any bankruptcy or insolvency law; (ix) if a receiver or liquidator is appointed for any part of our business or property; (x) the making of an assignment for the benefit of creditors; (xi) has any adverse change in financial condition or business operation that SBA believes may materially affect our ability to pay the EIDL Note; (xii) effects any reorganization, merger, consolidation, or other transaction changing ownership or business structure without SBA’s prior written consent; or (xiii) becomes the subject of a civil or criminal action that SBA believes may materially affect our ability to pay the EIDL Note. The foregoing description of the EIDL Note does not purport to be complete and is qualified in its entirety by reference to the full text of the EIDL Note, a copy of which is filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the periods ended June 30, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition.

Cash Flow

The following table provides detailed information about our net cash flows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
($ in thousands)	2020	2019
Net cash used in operating activities	$(508.2)	$(372.1)
Net cash provided by (used in) investing activities	(9.8)	-
Net cash provided by financing activities	693.2	312.5
Net decrease in cash and cash equivalents	175.2	(59.6)
Cash and cash equivalents at beginning of period	17.1	76.7
Cash and cash equivalent at end of period	$192.3	$17.1

Net cash used in operating activities for the year ended December 31, 2020 was $508,162. Net loss adjusted for non-cash items (impairment of intangible assets, depreciation, amortization, and share based compensation expense) used cash of $711,385. Changes in operating assets and liabilities provided cash of $203,223. The most significant drivers were decreases in accounts receivable (due to timing of collections) and other receivables, inventory, and prepaid and other current assets. These decreases, which provided net cash, were partially offset by decreases in accrued liabilities and accounts payable, which used net cash.

This compares to net cash used in operating activities for the year ended December 31, 2019 was $372,139. Net loss adjusted for non-cash items (impairment of intangible assets, depreciation, amortization, and share based compensation expense) used cash of $282,518. In addition, changes in operating assets and liabilities used cash of $89,621. The most significant drivers were decreases in accounts receivable (due to timing of collections) and other receivables which were partially offset by increases in accrued liabilities and accounts payable.

Net cash provided by/used in investing activities for the year ended December 31, 2020 was $9,758 due to equipment maintenance. This compares to $0 of cash used by investing activities for the year ended December 31, 2019.

Net cash provided by financing activities for the year ended December 31, 2020 was $693,181 compared to $312,469 in net cash provided by financing activities during the year ended December 31, 2019. In each of 2020 and 2019 net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, net of repayments. See Note 7, Notes Payable, to the condensed consolidated financial statements, and Note 12, Related Party Transactions, to the condensed consolidated financial statements for more information regarding our financing activities.

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

Cash and Cash Equivalents:

We consider all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. We had no cash equivalents at December 31, 2020 and 2019.

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

See Note 4, Property, plant and equipment, to the consolidated financial statements for further information.

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

Receivables are carried at amounts that approximate fair value. Receivables are recognized net of an allowance for doubtful accounts receivable. The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience current conditions and reasonable forecasts of future economic conditions. Accounts receivable are written down or off when a portion or all of such account receivable is determined to be uncollectible.

Inventories are valued at the lower of cost or net realizable value with cost being determined on the weighted average cost method. Elements of cost in inventories include:

●	raw materials,

●	direct labor, and

●	manufacturing and indirect overhead.

Supplies are valued at the lower of cost or net realizable value; cost is generally determined by the weighted average cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.

At December 31, 2020 and 2019, the carrying value of our financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. Due to historically very low uncollectible balances and no specific indications of current uncollectibility, we have not recorded an allowance for doubtful accounts at December 31, 2020. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of December 31, 2020, 4 customers comprised 73 % of our gross accounts receivables. For the year ended December 31, 2020, 2 customers comprised 64 % of our total revenue.

Inventory

Our inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2020 or 2019.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at December 31, 2020 and 2019, and the goodwill balances of $145,149 at December of each year are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

For the years ended December 31, 2020 and 2019, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

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

Share-Based Compensation

From time to time we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 9, Warrants, and Note 10, Stock Options to the consolidated financial statements, for further information.

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

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2020 and 2019, respectively. The weighted average number of common shares outstanding was 28,037,713 at each of December 31, 2020 and 2019. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table outlines outstanding common stock shares and common stock equivalents.

	Years Ended December 31,
	2020	2019
Common Stock Shares Outstanding	28,037,713	28,037,713
Common Stock Equivalents Outstanding
Warrants	2,706,847	2,783,626
Stock Options	211,186	211,186
Total Common Stock Equivalents Outstanding	2,918,033	2,994,812

RECENTLY ADOPTED ACCOUNTING STANDARDS

On October 1, 2019, we adopted ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed that total amount of goodwill allocated to that reporting unit. ASU 2017-04 has been applied on a prospective basis, effective for our annual goodwill impairment test beginning in the fourth quarter of 2019.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2020, our internal control over financial reporting was not effective due to the following material weaknesses.

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

We lack sufficient training and oversight with respect to potential cyber security risks, which is an important element of an effective control environment. We are not aware of any breaches of our information systems, nor any theft, loss, or unwanted exposure of data contained within our information systems; however, due to the risk that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis as a result of this control deficiency, our management has concluded that the control deficiency represents a material weakness.

To remediate the foregoing material weakness, we intend to implement additional preventive and detective controls, including establishment of new procedures for oversight over cyber security by our Board of Directors, employee cyber security training, and implementation of new risk assessment and incident response protocols.

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

The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly reports and annual report during 2019 and 2020, and the first and second quarters of 2021.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2020, that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding the names, ages (as of September 3, 2021) and positions held by each of our executive officers.

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

Ronald W. Zamber, M.D. Director – Chairman of the Board

Dr. Zamber has served as a member of our Board of Directors since January 24, 2009. Dr. Zamber is founder, Managing Director and Chairman of Visionary Private Equity Group since 2010, and a Managing Director of Navitus since 2011, Navitus Partners since 2011 and James Capital Energy since 2007. He brings more than 20 years of experience in corporate management and business development extending across the public, private and non-profit arenas. Dr. Zamber has helped build profitable companies in healthcare, private and public petroleum E&P, consumer products and Internet technology industries. Dr. Zamber is a Board-Certified Ophthalmologist and founder of International Vision Quest, a non-profit organization that performs humanitarian medical and surgical missions, builds water treatment facilities and supports food delivery programs to impoverished communities around the world. He has served as an examiner with the American Board of Ophthalmologists and Secretariat for State Affairs with the American Academy of Ophthalmology. Dr. Zamber is the 2009 recipient of Notre Dame’s prestigious Harvey Foster Humanitarian Award. He now serves on the advisory board of Feed My Starving Children, one of the highest rated and fastest growing charities in the country. Dr. Zamber received his Bachelor’s degree with high honors from the University of Notre Dame and his medical degree with honors from the University of Washington. Dr. Zamber was selected to serve on our Board of Directors due to his over 20 years of experience in corporate management and business development extending across the public, private and non-profit arenas.

Robert Grenley – Director

Mr. Grenley has served as a member of our Board of Directors since June 1, 2010. Mr. Grenley has over 25 years of experience in financial management, business development and entrepreneurial experience. This financial experience includes 12 years managing early-stage organizations with equity capital. Mr. Grenley’s broader financial management experience includes over 10 years of direct portfolio management and investment expertise including common and preferred stock, stock options, corporate and municipal bonds as well as syndicated investments and private placements. Recently, Mr. Grenley has been associated with the Visionary Private Equity Group since 2012, and is currently its Director of Capital Development, as well as the Chief Financial Officer of the Visionary Media Group, a wholly owned subsidiary. Mr. Grenley served as the Chief Financial Officer of POP Gourmet, a fast-growing Seattle-based snack food company, since early 2013, where he was responsible for the creation, production, and execution of POP Gourmet’s first equity financing ($2.5 million in 2013), its second equity financing ($8.5 million in 2015), and its first credit facility ($2 million in 2015). As the company has matured, it has been able to attract a consumer product group specialist as Chief Financial Officer, and Mr. Grenley currently retains the Director, Corporate Finance title, focusing on credit facilities, investor relations, and other related matters. Mr. Grenley holds a BA in Economics from Duke University. Mr. Grenley was selected to serve on our Board of Directors due to his over 25 years of experience in financial management, business development and entrepreneurial experience.

Ricardo A. Salas – Director

Mr. Salas has served as a member of our Board of Directors since August 21, 2017. He has served as the President of Armacor Holdings, LLC, an investment holding company for Liquidmetal Coatings, LLC, which develops, supplies and provides application service of leading metallic coatings which protect against wear and corrosion in oil and gas, power, pulp & paper and other industrial environments, since May of 2012. He has served as a Director of Liquidmetal Coatings, LLC since June 2007. Between 2008 and 2015, Mr. Salas served as Executive Vice President and a Director of Liquidmetal Technologies, Inc., a pioneer in developing and commercializing a family of amorphous metal alloys. In 2001, he founded and became CEO of iLIANT Corporation, a health care information technology and outsourcing service provider. Following iLIANT’s merger with MED3000 Group, Inc., he continued to serve as a Director of MED3000 Group, Inc. and on its Special Committee leading up to its sale to McKesson Corporation in December of 2012. He serves as a Director of Advantum Health, a private equity backed healthcare IT enabled services company. Mr. Salas received an Economics degree from Harvard College in 1986. Mr. Salas was selected to serve on our Board of Directors due to his extensive management experience.

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of our Company, the Board considered transactions and relationships between our Company and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). For the year ended December 31, 2020, the Board has determined that the following directors and director nominees are independent as defined in applicable SEC and Nasdaq Stock Market rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Marketplace Rule 5605: Ron Zamber, Rob Grenley, and Ricardo A. Salas. Mr. Herrera resigned as a member of the Board of Directors effective March 1, 2019. Mr. Eilertsen resigned as a member of the Board of Directors effective November 6, 2019.

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

Item 11. Executive Compensation

Summary Compensation Table - Fiscal Years Ended December 31, 2020 and 2019

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Kevin DeLeon, Chief Executive Officer (2)	2020	125,100	—	125,100
	2019	83,500	—	83,500

Kenneth Hill, Chief Executive Officer and Chief Financial Officer (3)	2019	83,332	—	83,332

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	On October 25, 2019 we entered into an employment agreement with Mr. Kevin DeLeon having a term of one year. Pursuant to the employment agreement, we agreed to pay Mr. DeLeon a salary of $120,000 per year, effective November 1, 2019. In addition, in consideration for past services, we issued Mr. DeLeon a three year warrant to purchase 100,000 shares of the Company’s stock at $0.80 per share. Mr. DeLeon will also be eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and our generally applicable policies. The employment agreement has been extended until October 31, 2021 with the same salary and benefits.

(3)	On August 21, 2017, we entered into an amended and restated employment agreement with Mr. Kenneth Hill. Under the amended and restated employment agreement, we agreed to pay Mr. Hill a salary of $250,000 per year, and he will be eligible for annual bonuses at the discretion of our Board. In addition, we agreed to grant Mr. Hill an option to purchase 197,369 shares of our common stock, which option has an exercise price of $1.52 per share and vests in 36 equal monthly installments. Mr. Hill was also eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and our generally applicable policies. The term of the amended and restated employment agreement was for three (3) years and automatically renews for additional one-year periods unless terminated. Effective April 17, 2019, Mr. Kenneth Hill resigned as the Company’s Chief Executive Officer, interim Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors., at which time Mr. Kevin DeLeon assumed the role of Chief Executive Officer of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2020.

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth Hill (1)	3,948	—	—	$13.30	4/23/2024
Kenneth Hill	9,869	—	—	$10.26	8/28/2025
Kenneth Hill	197,369	—	—	$1.52	8/21/2027

(1)	Effective April 17, 2019, Mr. Kenneth Hill resigned as the Company’s Chief Executive Officer, interim Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors.

Director Compensation

No member of our Board of Directors received any compensation for services as a director during the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of September3, 2021 (i) by each person who is known by us to beneficially own more than 5% of our voting stock; (ii) by each of our officers, directors and director nominees; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our Company, 3355 Bee Caves Road, Suite 608, Austin, Texas 78746.

				Amount of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Shares	Options	Warrants	Common Stock	Series D PS Converted to CS	Percent of Common Stock(2)	Percent of Total Voting Stock(3)
Ronald Zamber, Director (4)	7,261,501	-	2,205,868	9,467,369	-	31.30%	31.30%
Robert Grenley, Director (5)	3,357	-	10,000	13,357	-	0.05%	0.05%
Ricardo A. Salas, Director (6)	20,000,000	-	-	20,000,000	-	71.33%	71.33%
Kevin DeLeon, Interim CEO and Director (7)	-	-	100,000	100,000	-	0.36%	0.36%
All directors and officers as a group (4 persons named above)	27,264,858	-	2,215,868	29,480,726	-	97.45%	97.45%

Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 28,037,713 shares of our common stock outstanding as of September 3, 2021.

(3)	There were no shares of voting stock other than common stock outstanding as of September 3, 2021.

(4)	Includes 291,866 shares of common stock and warrants for the purchase of 23,158 shares of common stock exercisable within 60 days held by Dr. Zamber; 4,382,872 shares of common stock owned by Navitus Energy Group, of which Mr. Zamber is the managing member of its managing partner, James Capital Consulting, LLC; 2,787 shares of common stock and warrants for the purchase of 2,343 shares of common stock exercisable within 60 days owned by James Capital Consulting, LLC; 64,951 shares of common stock owned by Visionary Investments, LLC, of which Dr. Zamber is sole member; 2,519,025 shares of common stock and warrants for the purchase of 2,090,223 shares of common stock exercisable within 60 days owned by Visionary Private Equity Group I, LP, of which Dr. Zamber is senior managing director of its general partner, Visionary PE GP I, LLC; and warrants for the purchase of 90,144 shares of common stock exercisable within 60 days owned by Navitus Partners, LLC, of which Dr. Zamber is a Director.

(5)	Includes 3,357 shares of common stock and warrants for the purchase of 10,000 shares of common stock exercisable within 60 days.

(6)	Represents 20,000,000 shares issued to Armacor Victory Ventures, LLC, pursuant to the Supplementary Agreement, dated April 10, 2018 among the Company and Armacor Victory Ventures, LLC. Mr. Salas is the managing member of Armacor Victory Ventures, LLC.

(7)	Includes warrants for the purchase of 100,000 shares of common stock exercisable within 60 days owned by Mr. DeLeon.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2020.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,186	$2.15	15,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	211,186	$2.15	15,000,000

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There have been no transactions since the beginning of our 2019 fiscal year, and there are no any currently proposed transactions, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our board of directors has determined that Ron Zamber, Robert Grenley and Ricardo A. Salas are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2020 and 2019, we paid $133,845 and $120,000, respectively, in fees to our principal accountants.

Tax Fees

None.

All Other Fees

None.

All fees described above for the years ended December 31, 2020 and 2019, were approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to the Consolidated Financial Statements:

(2) Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.3†	Employment Agreement by and between Victory Energy Corporation and Kevin DeLeon dated October 25, 2019 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.4	Loan Agreement, dated April 10, 2018, by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2018)

10.5	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020)

10.6	Amendment No. 2 to Loan Agreement, dated February 8, 2020 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 9, 2021).

10.7*	Amendment No. 3 to Loan Agreement, dated September 3, 2021

10.8*	Amended and Restated Promissory Note, by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc., dated September 3, 2021

10.9	Promissory Note issued by the Company to Arvest Bank dated April 13, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 10, 2021.

10.10	Loan Authorization and Agreement by and between the Company and the U.S. Small Business Administration dated April 13, 2020 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 10, 2021

10.11	Promissory Note issued by the Company to Arvest Bank dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 10, 2021)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2017)

99.2	Compensation Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 20, 2017)

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Victory Oilfield Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Oilfield Tech, Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Debt and Equity Transactions

Description of the Critical Audit Matter

As described in Notes 7 and 8 to the consolidated financial statements, at December 31, 2020, the Company has recorded $3.4 million of notes payable and a negative $3.1 million in stockholders’ equity. The Company has historically entered into various debt and equity transaction agreements, some of which have not involved an exchange of cash at the time the agreements were executed.

Management’s analysis of these debt and equity agreements, including the appropriate recognition, measurement, and disclosure, was significant to our audit because the amounts resulting from these transactions are material to the Company’s consolidated financial statements. Auditing management’s assessment of these debt and equity transactions is critical because of the nature and extent of auditor effort required to address the matter, and the risk that these transactions are not considered for recognition, measurement, or disclosure.

How We Addressed the Critical Audit Matter in Our Audit

We obtained an understanding and evaluated the design of controls over the Company’s recognition, measurement, and disclosure of these debt and equity agreements. Our procedures also included, among others, confirming outstanding balances at December 31, 2020, inquiring of management and staff about any known non-cash transactions, and testing cash transactions subsequent to December 31, 2020 for evidence of previously unrecognized transactions.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as Victory Oilfield Tech, Inc.’s auditor since 2013.

Austin, Texas

September 3, 2021

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$192,337	$17,076
Accounts receivable, net	149,972	510,226
Inventory	17,007	50,053
Other receivables	48,560	62,432
Prepaid and other current assets	27,884	115,939
Total current assets	435,760	755,726

Property, plant and equipment	731,741	721,983
Accumulated depreciation	(375,614)	(242,077)
Property, plant and equipment, net	356,127	479,906
Goodwill	145,149	145,149
Other intangible assets, net	130,827	148,079
Total Assets	$1,067,863	$1,528,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$536,955	$719,011
Accrued and other short term liabilities	66,645	176,593
Short term advance from shareholder	185,150	185,150
Short term notes payable, net	-	703,377
Short term notes payable - affiliate, net	3,081,676	1,978,900
Total current liabilities	3,870,426	3,763,031
Long term notes payable, net	318,800	-
Total long term liabilities	318,800	-
Total Liabilities	4,189,226	3,763,031

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares issued and outstanding at each of December 31, 2020 and 2019	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares issued and outstanding at each of December 31, 2020 and 2019	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,684,164
Accumulated deficit	(98,655,239)	(97,701,381)
Total stockholders’ equity	(3,121,363)	(2,234,171)
Total Liabilities and Stockholders’ Equity	$1,067,863	$1,528,860

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Total revenue	$851,393	$2,204,104

Total cost of revenue	537,427	1,015,855

Gross profit	313,966	1,188,249

Operating expenses
Selling, general and administrative	1,165,009	1,705,704
Depreciation and amortization	19,609	265,318
Impairment loss	-	2,616,705
Total operating expenses	1,184,618	4,587,727
Loss from operations	(870,652)	(3,399,478)
Other income/(expense)
Other income	7,000	-
Interest expense	(87,677)	(197,851)
Total other income/(expense)	(80,677)	(197,851)
Loss from continuing operations before tax benefit	(951,329)	(3,597,329)
Tax expense	(2,529)	-
Loss from continuing operations	(953,858)	(3,597,329)
Income from discontinued operations	-	66,494
Loss applicable to common stockholders	$(953,858)	$(3,530,835)

Income/(loss) per share applicable to common stockholders
Basic and diluted:
Loss per share from continuing operations	$(0.03)	$(0.13)
Income (loss) per share from discontinued operations	$0.00	$0.00
Loss per share, basic and diluted	$(0.03)	$(0.13)
Weighted average shares, basic and diluted	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(953,858)	$(3,530,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	25,018	135,304
Amortization of intangible assets	17,252	260,547
Impairment of intangible assets	-	2,616,705
Depreciation	133,537	135,761
Share-based compensation	66,666	100,000
Changes in operating assets and liabilities:
Accounts receivable	360,254	(110,901)
Other receivable	13,872	(62,432)
Inventory	33,046	12,522
Prepaid and other current assets	88,055	(6,050)
Accounts payable	(182,056)	18,777
Accrued and other short term liabilities	(109,948)	58,463
Net cash used in operating activities	(508,162)	(372,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(9,758)	-
Net cash used in investing activities	(9,758)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - affiliate	1,102,776	785,000
Payments on notes payable	(728,395)	(657,681)
Short term advance from shareholder	-	185,150
Proceeds from long term notes payable	318,800	-
Net cash provided by financing activities	693,181	312,469
Net change in cash and cash equivalents	175,261	(59,670)
Beginning cash and cash equivalents	17,076	76,746
Ending cash and cash equivalents	$192,337	$17,076

	For the Years Ended December 31,
	2020	2019
Supplemental cash flow information:
Cash paid for:
Interest	$87,677	$197,851

The accompanying notes are an integral part of these consolidated financial statements.

The Consolidated Statements of Cash Flows include cash flows from continuing operations along with discontinued operations.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2019 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,584,164	$(94,170,546)	$1,196,664
Share based compensation	-	-	-	-	-	100,000	-	100,000
Loss attributable to common stockholders	-	-	-	-	-	-	(3,530,835)	(3,530,835)
December 31, 2019 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,684,164	$(97,701,381)	$(2,234,171)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,684,164	$(97,701,381)	$(2,234,171)
Share based compensation	-	-	-	-	-	66,666	-	66,666
Loss attributable to common stockholders	-	-	-	-	-	-	(953,858)	(953,858)
December 31, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Victory and Pro-Tech, its wholly owned subsidiary, for all periods presented. All significant intercompany transactions and accounts between Victory and Pro-Tech (together, the “Company”) have been eliminated.

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any future periods.

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. The Company has incurred an accumulated deficit of $(98,655,239) through December 31, 2020 and has a working capital deficit of $(3,434,666) at December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as our management continues efforts to leverage the Company’s intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. The Company intends to meet near-term obligations through funding under the New VPEG Note (see Note 12, Related Party Transactions) as it seeks to generate positive cash flow from operations.

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

Capital Resources

During 2020 the Company received loan proceeds of $1,102,776 from VPEG. As of the date of this report and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report the remaining amount available to the Company for additional borrowings on the New VPEG Note was approximately $150,224. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation and amortization expense, various common stock, warrants and option transactions, evaluation of intangible assets, and loss contingencies.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at December 31, 2020 and December 31, 2019.

Fair Value

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

Receivables are carried at amounts that approximate fair value. Receivables are recognized net of an allowance for doubtful accounts receivable. The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience current conditions and reasonable forecasts of future economic conditions. Accounts receivable are written down or off when a portion or all of such account receivable is determined to be uncollectible.

Inventories are valued at the lower of cost or net realizable value with cost being determined on the weighted average cost method. Elements of cost in inventories include:

●	raw materials,

●	direct labor, and

●	manufacturing and indirect overhead.

Supplies are valued at the lower of cost or net realizable value; cost is generally determined by the weighted average cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.

At December 31, 2020 and 2019, the carrying value of the Company’s financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

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

For the twelve months ended December 31, 2020 and 2019, the Company recognized revenue of $851,393 and $2,204,104, respectively from contracts with oilfield operators.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $13,056 has been recorded at December 31, 2020. There were no allowances recorded at December 31, 2019. The company suffered bad debt losses in 2020 of $26,545. There were no bad debts recorded in 2019. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of December 31, 2020 and 2019, four customers comprised 73% and 66% of the Company’s gross accounts receivables, respectively. For the years ended December 31, 2020 and 2019, two and two customers comprised 64% and 35%, respectively, of the Company’s total revenues.

Inventory

The Company’s inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2020 and 2019.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at December 31, 2020 and 2019, and the goodwill balances of $145,149 at December of each year are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

See Note 5, Goodwill and Other Intangible Assets, for further information.

PPP Loans

The Company accounts for loans issued pursuant to the Paycheck Protection Program of the U.S. Small Business Administration as debt. The Company will continue to record the PPP Note as debt until either (1) the PPP Note is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the PPP Note. See Note 7, Notes Payable, for further information.

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

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 10, Stock Options, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2020 and 2019, respectively. The weighted average number of common shares outstanding was 28,037,713 at each of December 31, 2020 and 2019. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the exercise prices of these instruments outstanding, all potentially dilutive common stock equivalents are considered anti-dilutive.

The following table outlines outstanding common stock shares and common stock equivalents:

	Years Ended December 31,
	2020	2019
Common Stock Shares Outstanding	28,037,713	28,037,713
Common Stock Equivalents Outstanding
Warrants	2,706,847	2,783,626
Stock Options	211,186	211,186
Total Common Stock Equivalents Outstanding	2,918,033	2,994,812

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

Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

On October 1, 2019, the Company adopted ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment. The amendments in ASU 2017-04 require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. ASU goodwill has been applied on a prospective basis, effective for our annual goodwill impairment test beginning in the fourth quarter of 2019.

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

Results from discontinued operations were as follows:

	Years Ended December 31,
	2020	2019
Income from discontinued operations before tax benefit	$-	$66,494
Tax benefit	-	-
Net income from discontinued operations	-	66,494
Loss on disposal of discontinued operations, net of tax	-	-
Income from discontinued operations, net of tax	$-	$66,494

Note 4 – Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following at December 31:

	December 31,
	2020	2019
Trucks	$360,057	$350,299
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and office equipment	12,767	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	731,741	721,983
Less -- accumulated depreciation	(375,614)	(242,077)
Property, plant and equipment, net	$356,127	$479,906

Depreciation expense for the twelve months ended December 31, 2020 and 2019 was $133,537 and $135,761, respectively.

Note 5 – Goodwill and Other Intangible Assets

The Company recorded $17,252 and $260,547 of amortization of intangible assets for the twelve months ended December 31, 2020 and 2019, respectively.

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

Effective September 1, 2020, the Company and AVV mutually agreed to terminate the AVV Sublicense Agreement and Trademark License. Since the date of the Transaction Agreement, the Company has not realized any revenue from products or services related to the AVV Sublicense Agreement or Trademark License. Also effective September 1, 2020, the Company and LMCE agreed to terminate the supply and services agreement dated September 6, 2019 although the Company continues to purchase and utilize the products of LMCE. The Company is evaluating its business strategy in light of the current conditions of the national and global oil and gas markets.

The following table shows intangible assets, other than goodwill, and related accumulated amortization as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization & impairment	(41,693)	(24,440)
Other intangible assets, net	$130,827	$148,079

Note 6 – Income Taxes

There was no material provision for (benefit of) income taxes for the years ended December 31, 2020 and 2019, after the application of ASC 740 “Income Taxes.”

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. There have been transactions that have changed the Company’s ownership structure since inception that may have resulted in one or more ownership changes as defined by the IRC Section 382. The Company’s transaction in 2017 resulted in a limitation of pre-change in control net operating loss carry forwards to $8,163,000 over a 20-year period.

For the years ending December 31, 2020 and 2019, the Company incurred a net operating loss carry forward of $668,000 and $425,000, respectively. Combined with the Section 382 limitation, as of December 31, 2020 the Company has net operating losses available of approximately $8,954,000 which will expire in between 2028 and 2038, and $2,510,000 that will carryforward indefinitely. Total Combined NOL is $11,464,000. Capital loss carryovers may only be used to offset capital gains.

Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2020 and 2019, respectively. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

All deferred income tax assets and liabilities, including NOL’s have been measured using a 21% rate and are reflected in the valuation of these assets as of December 31, 2020.

Significant components of the Company’s deferred income tax assets are as follows:

	2020	2019
Net operating loss carryforwards	$2,423,000	$2,268,000
Depreciation and accretion	(78,000)	(102,000)
Equity based expenses	244,000	213,000
Other	11,000	-
Deferred taxes	2,600,000	2,379,000
Valuation allowance	(2,600,000)	(2,379,000)
Net deferred income tax assets	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2020	2019
Federal taxes at statutory rate	21%	21.0%
Noncompulsory stock warrants	0.0%	0.0%
State tax & other permanent items	1.3%	-0.3%
Change in state tax rate	1.8%	0.0%
Intangible impairment	%	-17.0%
Change in valuation allowance	-24.1%	-4.2%
Effective income tax rate	0.0%	-0.5%

ASC 740 provides guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2020 and 2019 the Company does not have a liability for unrecognized tax benefits.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years 2017 and forward are open and subject to examination by the Federal taxing authority. The Company is not currently under examination and it has not been notified of a pending examination.

Note 7 – Notes Payable

Notes payable were comprised of the following at December 31:

	2020	2019
Rogers Note	$-	$215,985
Kodak Note	-	250,000
Matheson Note	-	262,500
Economic Injury Disaster Loan	150,000
Paycheck Protection Program Loan	168,800
New VPEG Note	3,081,676	1,978,900
Total notes payable	3,400,476	2,707,295
Less unamortized discount and issuance costs	-	(25,018)
Total notes payable, net	$3,400,476	$2,682,277

Current portion of notes payable	3,081,676	2,682,277
Long term notes payable, net	$318,800	$-

Amortization of discount and issuance costs during the years ended December 31, 2020 and 2019 was $25,018 and $135,304, respectively.

Future payments on notes payable at December 31, 2020 were:

2021	$3,081,676
2022 and beyond	318,800
Total	$3,400,476

Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds in the amount of $168,800 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “First PPP Loan”) is evidenced by a promissory note (the “First PPP Note”) issued by the Company, dated April 14, 2020, in the principal amount of $168,800 with Arvest Bank.

Under the terms of the First PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first seven months. The term of the First PPP Note is two years, though it may be payable sooner in connection with an event of default under the First PPP Note. To the extent the amount of the First PPP Loan is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning after a seven-month deferral period provided in the First PPP Note and through April 14, 2022.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the First PPP Loan. The amount of First PPP Loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including: (i) the amount of First PPP Loan proceeds that are used by the Company during the 24-week period after the First PPP Loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the First PPP Loan amount is used for eligible payroll costs; (ii) the Company maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on First PPP Loan forgiveness, only that portion of the First PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four-week period will qualify for forgiveness.

As of August 6, 2021 the Company received notice from Arvest Bank and the SBA that the full amount of the First PPP Loan in the amount of $168,800 has been forgiven. See Note 16, Subsequent Events, for additional information.

The foregoing description of the First PPP Note does not purport to be complete and is qualified in its entirety by reference to the full text of the First PPP Note, a copy of which is filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the periods ended June 30, 2020.

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

The New Rogers Settlement Agreement was repaid through 24 equal monthly installments of approximately $16,607 per month beginning January 2019 and ending December 2020. The Company also agreed to reimburse Louise H. Rogers for attorney fees in the amount of $7,686, which was paid on November 10, 2018 and to reimburse Louise H. Rogers for additional attorney fees incurred in connection with the New Rogers Settlement Agreement.

In connection with the New Rogers Settlement Agreement, the Company agreed to pay Sharon E. Conway, the attorney for Louise H. Rogers, a total of $26,616 in three equal installment payments of $8,872, the first of which was paid in November 2018 and the last of which was paid in February 2019.

The Company recorded interest expense of $0.00 and $0.00 related to the Rogers Settlement Agreement for the twelve months ended December 31, 2020 and 2019, respectively.

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

Pursuant to the issuance of the Kodak Note, the Company issued to an affiliate of Kodak a five-year warrant to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.75 per share (the “Kodak Warrants”). The grant date fair value of the Kodak Warrants was recorded as a discount of approximately $37,000 on the Kodak Note and was fully amortized into interest expense during 2019 using a method consistent with the interest method. The Company amortized $13,916 related to the Kodak Note during 2019.

Matheson Note

In connection with the purchase of Pro-Tech, the Company was required to make a series of eight quarterly payments of $87,500 each beginning October 31, 2018 and ending July 31, 2020 to Stewart Matheson, the seller of Pro-Tech (the “Matheson Note”), all of which were paid as of July 31, 2020. The Company treated this obligation as a 12% zero-coupon note, with amounts falling due in less than one year included in Short-term notes payables and the remainder included in Long-term notes payable on the Company’s consolidated balance sheets. The discount was amortized into interest expense on a method consistent with the interest method.

The Company recorded interest expense of $25,018 and $42,888 related to the Matheson Note for the twelve months ended December 31, 2020 and 2019, respectively.

New VPEG Note

See Note 12, Related Party Transactions, for a definition and description of the VPEG Note and the New VPEG Note.

The outstanding balance on the New VPEG Note was $3,081,676 at December 31, 2020. The Company recorded interest expense of $72,600 related to the New VPEG Note for the twelve months ended December 31, 2020. The outstanding balance on the New VPEG Note was $1,978,900, including $78,500 of original issue discount, at December 31, 2019, and the Company recorded interest expense of $78,500 related to the New VPEG Note for the twelve months ended December 31, 2019.

Note 8 – Stockholders’ Equity

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

Common Stock

The Company did not issue any shares of its common stock during the years ended December 31, 2020 and 2019.

Note 9 – Warrants for Stock

At December 31, 2020 and 2019 warrants outstanding for common stock of the Company were as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance January 1, 2019	2,713,103	$1.42
Granted	100,000	$0.80
Exercised	-	$-
Canceled	(29,477)	$11.28
Balance December 31, 2019	2,783,626	$1.29
Granted	-	$-
Exercised	-	-
Canceled	(76,779)	$9.14
Balance December 31, 2020	2,706,847	$1.07

During the year ended December 31, 2019, the Company granted a warrant to purchase 100,000 shares of its common stock at $0.80 per share, to Kevin DeLeon, in connection with an employment offer letter dated October 18, 2019.

All warrants were valued using the Black Scholes pricing model.

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2020:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $13.30	41,090	$6.83	0.53	41,090	$6.83
$0.75 – $3.51	2,665,757	$0.98	2.18	2,665,757	$0.98
	2,706,847			2,706,847

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $13.30	117,869	$8.33	0.71	117,869	$8.33
$0.75 – $3.51	2,665,757	$0.98	3.18	2,665,757	$0.98
	2,783,626			2,783,626

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

2019
Risk free interest rates	1.62%
Expected life	3 years
Estimated volatility	1.0%
Dividend yield	0%

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

At each of December 31, 2020 and 2019 the aggregate intrinsic value of the warrants outstanding and exercisable was $0. The intrinsic value of a warrant is the amount by which the market value of the underlying warrant exercise price exceeds the market price of the stock at December 31 of each year.

Note 10 – Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the years ended December 31, 2020 and 2019. All options issued were non-qualified stock options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options Exercisable	Weighted Average Fair Value At Date of Grant
Outstanding at January 1, 2019	211,186	$2.15	—	101,537	$2.83
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2019	211,186	$2.15	$—	167,326	$2.31
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2020	211,186	$2.15	$—	211,186	$2.15

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the balance sheet date. If the exercise price exceeds the market value, there is no intrinsic value.

During the year ended December 31, 2020, the Company did not grant employee stock options or stock options for consulting services.

The fair value of the stock option grants is amortized over the respective vesting period using the straight-line method. Forfeitures and cancellations are recorded as they occur.

Compensation expense related to stock options included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019 was $66,666 and $100,000, respectively.

As of December 31, 2020, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Stock options are granted at the fair market value of the Company’s common stock on the date of grant. Options granted to officers and other employees vest immediately or over 36 months as provided in the option agreements at the date of grant.

The fair value of options granted are estimated using the Black-Scholes Option Pricing Model. No options were granted in 2020 or 2019.

The following table summarizes information about stock options outstanding at December 31, 2020:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52 - $13.30	211,186	6.48	$2.15	$—	211,186	$2.15	$—

The following table summarizes information about options outstanding at December 31, 2019:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52- $13.30	211,186	7.48	$2.15	$—	167,326	$2.31	$—

A summary of the Company’s non-vested stock options at December 31, 2020 and December 31, 2019 and changes during the years are presented below.

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2019	43,860	$1.52
Granted	—	$—
Vested	(43,860)	$1.52
Forfeited	—	$—
Non-Vested at December 31, 2020	—	$—

Note 11 – Commitments and Contingencies

Rent expense for the years ended December 31, 2020 and 2019 was $4,470 and $27,212, respectively. The Company’s office space in Austin, Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma County, Oklahoma is cancellable at any time by giving notice of 90 days. As such there are no future annual minimum payments as of December 31, 2020 and 2019, respectively.

On or about January 19, 2010, James Capital Energy, LLC and the Company filed a lawsuit against numerous parties for fraud, fraudulent inducement, negligent misrepresentation, breach of contract, breach of fiduciary duty, trespass, conversion and a few other related causes of action. The name of the lawsuit is “Cause No. CV-47,230; James Capital Energy, LLC and Victory Energy Corporation v. Jim Dial, et al.; In the 142nd District Court of Midland County, Texas.” This lawsuit stems from an investment the Company entered into for the purchase of six wells on the Adams Baggett Ranch with the right of first refusal on option acreage.

On December 9, 2010, the Company was granted an interlocutory Default Judgment against Defendants Jim Dial, 1st Texas Natural Gas Company, Inc., Universal Energy Resources, Inc., Grifco International, Inc., and Precision Drilling & Exploration, Inc. The total judgment amounted to approximately $17,183,987.

The Company has added additional parties to this lawsuit. Discovery is ongoing in this case and no trial date has been set at this time.

The Company believes it will be victorious against all the remaining Defendants in this case.

On October 20, 2011, Defendant Remuda filed a Motion to Consolidate and a Counterclaim against our Company. Remuda is seeking to consolidate this case with two other cases wherein Remuda is the named Defendant. An objection to this motion was filed and the cases have not been consolidated. Additionally, we do not believe that the counterclaim made by Remuda has any legal merit.

There was no further activity related to this case during the years ended December 31, 2020 and 2019, respectively.

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any other ongoing litigation as of the date of this report.

Note 12 – Related Party Transactions

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

See Note 7, Notes Payable, and Note 16, Subsequent Events, for further information.

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

Consulting Fees

During the twelve months ended December 31, 2019, the Company paid $76,500 in consulting fees to Kevin DeLeon, a director of the Company and, effective April 23, 2019, its Interim Chief Executive Officer.

Note 13 – Segment and Geographic Information and Revenue Disaggregation

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

	Year Ended December 31,
Category	2020	2019
>5%	$750,734	$1,310,206
<5%	100,659	893,898
	$851,393	$2,204,104

Note 14 – Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at December 31, 2020 and 2019, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Years Ended December 31,
	2020	2019
Numerator:
Net loss	$(953,858)	$(3,530,835)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713
Effect of dilutive securities	-	-
Diluted weighted average common shares outstanding	28,037,713	28,037,713
Net loss per common share
Basic and diluted	$(0.03)	$(0.13)

For the years ended December 31, 2020 and 2019, potentially dilutive shares of 2,986,999 and 3,063,778, respectively, were excluded from the calculation of dilutive shares because the effect of including them would have been anti-dilutive.

Note 15 – Employee Benefit Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering full-time employees of Pro-Tech (“Pro-Tech 401(k) Plan”). The Pro-Tech 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Pro Tech Hardbanding 401(k) Plan by the Company were $11,293 and $15,402 for the years ended December 31, 2020 and 2019, respectively.

Note 16 – Subsequent Events

During the period of January 1, 2020 through August 20, 2021 the Company received additional loan proceeds of $1,380,876 from VPEG pursuant to the New VPEG Note.

On January 31, 2021, the Company and VPEG entered into an amendment to the New Debt Agreement (the “Second Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $3,500,000 to cover future working capital needs.

On September 3, 2021 the Company and VPEG entered into an Amendment No. 3 to the New Debt Agreement, pursuant to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

As of August 6, 2021 the Company has received notice from Arvest Bank and the SBA that the full amount of the First PPP Note in the amount of $168,800 has been forgiven (see Note 7, Notes Payable). The amount forgiven will be recorded as income in the Company’s financial statements as of the date of forgiveness.

On February 1, 2021, the Company received loan proceeds in the amount of $98,622 pursuant to a second draw loan under the PPP. The unsecured loan (the “Second PPP Loan”) is evidenced by a promissory note (the “Second PPP Note”) issued by the Company, dated January 28, 2021, in the principal amount of $98,622 with Arvest Bank.

Under the terms of the Second PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first 10 months. The term of the Second PPP Note is five years, though it may be payable sooner in connection with an event of default under the Second PPP Note. To the extent the amount of the Second PPP Loan is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning after a 10 month deferral period provided in the Second PPP Note and through January 28, 2026.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the Second PPP Loan. The amount of Second PPP Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on Second PPP Loan forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four -week period will qualify for forgiveness. Although the Company has used the entire amount of the Second PPP Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the Second PPP Loan in whole or in part.

The Second PPP Note may be prepaid in part or in full, at any time, without penalty. The Second PPP Note provide for certain customary events of default, including the Company’s: (i) failure to make a payment when due; (ii) breach of the note terms; (iii) default on any other loan with the Lender; (iv) filing of a bankruptcy petition by or against the Company; (v) reorganization merger, consolidation or other change in ownership or business structure without the Lender’s prior written consent; (vi) adverse change in financial condition or business operation that the Lender believes may affect the Company’s ability to pay the Second PPP Note; and (vii) default on any loan or agreement with another creditor, if the Lender believes the default may materially affect the Company’s ability to pay the Second PPP Note. Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the Second PPP Note, collect all amounts owing from the Company and file suit and obtain judgment against the Company.

The foregoing description of the Second PPP Note does not purport to be complete is qualified in its entirety by reference to the full text of the Second PPP Note, a copy of which is filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the periods ended June 30, 2020.

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The coronavirus outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results.

On September 16, 2020, the Securities and Exchange Commission (“SEC”) adopted extensive amendments to Rule 15c2-11 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”) effective in September 2021. The Rule governs the publication of quotations for securities in the over-the-counter (“OTC”) market, including the OTC Pink Market where the Company’s common stock is quoted. Rule 15c2-11 makes it unlawful for a broker-dealer to initiate a quotation for a security unless the broker dealer has in its records prescribed information about the issuer that is current and publicly available. The lack of full time accounting personnel and financial constraints resulting in delayed payments to the Company’s external professional services providers have restricted its ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, the Company was unable to timely file its quarterly and annual reports during 2019 and 2020 and its quarterly report for the first and second quarters of 2021. The Company continues to actively seek additional sources of capital which it believes will allow the resumption of timely current public reporting practices no later than the third quarter of 2021.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 3rd day of September, 2021.

VICTORY OILFIELD TECH, INC.

By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin DeLeon	Chief Executive Officer, Principal Financial and	September 3. 2021
Kevin DeLeon	Accounting Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ronald W. Zamber	Chairman of the Board of Directors	September 3. 2021
Ronald W. Zamber

/s/ Robert Grenley	Director	September 3. 2021
Robert Grenley

/s/ Ricardo A. Salas	Director	September 3. 2021
Ricardo A. Salas