Form 10-Q
period 2021-03-31
VICTORY OILFIELD TECH, INC.
filed 2021-09-14
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐ No ☒

As of September 10, 2021, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$226,718	$192,337
Accounts receivable, net	123,681	149,972
Other receivables	48,560	48,560
Inventory	29,563	17,007
Prepaid & other current assets	122,836	27,884
Total current assets	551,358	435,760

Property, plant and equipment	764,739	731,741
Accumulated depreciation	(409,175)	(375,614)
Property, plant and equipment, net	355,564	356,127
Goodwill	145,148	145,149
Other intangible assets, net	126,515	130,827
Total Assets	$1,178,585	$1,067,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$489,232	$536,955
Short term advance from Shareholder	185,150	185,150
Accrued and other short term liabilities	138,022	66,645
Short term notes payable - affiliate, net	3,214,776	3,081,676
Total current liabilities	4,027,180	3,870,426
Long term notes payable, net	417,422	318,800
Total long term liabilities	417,422	318,800
Total Liabilities	4,444,602	4,189,226

Stockholders' Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at March 31, 2021 and December 31, 2020 respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(98,799,893)	(98,655,239)
Total stockholders' equity	(3,266,017)	(3,121,363)
Total Liabilities and Stockholders' Equity	$1,178,585	$1,067,863

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Total revenue	$156,372	$222,358

Total cost of revenue	93,627	165,892

Gross profit	62,745	56,466

Operating expenses
Selling, general and administrative	189,983	299,223
Depreciation and amortization	5,126	4,502
Total operating expenses	195,109	303,725
Loss from operations	(132,364)	(247,259)
Other expense
Interest expense	(12,290)	(25,790)
Total other income/(expense)	(12,290)	(25,790)
Loss applicable to common stockholders	$(144,654)	$(273,049)

Loss per share applicable to common stockholders
Loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average shares, basic and diluted	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(144,654)	$(273,049)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	4,312	4,313
Depreciation	33,561	32,937
Amortization of original issue discount	12,100	-
Share-based compensation	-	25,000
Change in operating assets and liabilities:
Accounts receivable	26,291	287,783
Inventory	(12,556)	15,939
Prepaids and other current assets	(94,951)	(69,105)
Accounts payable	(47,723)	(83,607)
Accrued and other short term liabilities	71,377	57,627
Net cash used in operating activities	(152,243)	(2,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(32,998)	(6,797)
Net cash used in investing activities	(32,998)	(6,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing proceeds - affiliate	121,000	601,076
Short term notes payable	98,622	-
Principal payments on debt financing	-	(393,207)
Net cash provided by financing activities	219,622	207,869
Net change in cash and cash equivalents	34,381	198,910
Beginning cash and cash equivalents	192,337	17,076
Ending cash and cash equivalents	$226,718	$215,986

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Cash paid for:
Interest	$190	$6,818

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
January 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)
Loss attributable to common stockholders	-	-	-	-	-	-	(144,654)	(144,654)
March 31, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,799,893)	$(3,266,017)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
January 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,684,164	$(97,701,381)	$(2,234,171)
Share based compensation	-	-	-	-	-	25,000	-	25,000
Loss attributable to common stockholders	-	-	-	-	-	-	(273,049)	(273,049)
March 31, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,709,164	$(97,974,430)	$(2,482,220)

The accompanying notes are an integral part of these consolidated financial statement

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Victory and Pro-Tech, its wholly owned subsidiary, for all periods presented. All significant intercompany transactions and accounts between Victory and Pro-Tech (together, the “Company”) have been eliminated.

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

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2021 and December 31, 2020, and the results of its operations and cash flows for the three months ended March 31, 2021 and 2020.

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

The Company anticipates that operating losses will continue in the near term as management continues efforts to leverage the Company’s intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. The Company intends to meet near-term obligations through funding under the New VPEG Note (See Note 8, Related Party Transactions) as it seeks to generate positive cash flow from operations.

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

Capital Resources

During the three months ended March 31, 2021, the Company received loan proceeds of $121,000 from VPEG through the New VPEG Note. As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of September 10, 2021, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $640,224. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

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

For the three months ended March 31, 2021 and 2020, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 9 “Segment and Geographic Information and Revenue Disaggregation” for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $13,506 has been recorded at March 31, 2021 and December 30, 2020, respectively. There were no bad debt losses in the three months ended March 31, 2021 and 2020. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2021, three customers comprised 70% of the Company’s gross accounts receivables. For the three months ended March 31, 2021, two customers comprised 54% of the Company’s total revenue.

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

See Note 3, Property, Plant and Equipment, for further information.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at March 31, 2021 and December 31, 2020, and the goodwill balances of $145,148 are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

PPP Loans

The Company accounts for loans issued pursuant to the Paycheck Protection Program of the U.S. Small Business Administration as debt. The Company will continue to record the Second PPP Note as debt until either (1) the Second PPP Note is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the Second PPP Note. See Note 5, Notes Payable, for further information.

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

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 6, Stockholders’ Equity, for further information.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets, if any, include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2021 and December 31, 2020, respectively. The weighted average number of common shares outstanding was 28,037,713 at each of March 31, 2021 and 2020. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

3. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

	September 30,	December 31,
	2020	2020
Trucks	$393,055	$360,057
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,768	12,768
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	764,739	731,741
Less -- accumulated depreciation	(409,175)	(375,614)
Property, plant and equipment, net	$355,564	$356,127

Depreciation expense for the three months ended March 31, 2021 and 2020 was $33,561 and $32,937, respectively.

4. Goodwill and Other Intangible Assets

The Company recorded $4,313 and $4,313 of amortization of intangible assets for the three months ended March 31, 2021 and 2020, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Pro-Tech customer relationships	129,680	129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(46,005)	(41,693)
Other intangible assets, net	$126,515	$130,827

5. Notes Payable

Paycheck Protection Program Loans

On April 15, 2020, the Company received loan proceeds in the amount of $168,800 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “First PPP Loan”) is evidenced by a promissory note (the “First PPP Note”) issued by the Company, dated April 14, 2020, in the principal amount of $168,800 with Arvest Bank. See Note 11, Subsequent Events, for further information.

The foregoing description of the First PPP Note does not purport to be complete is qualified in its entirety by reference to the full text of the First PPP Note, a copy of which is filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the periods ended June 30, 2020.

On February 1, 2021, the Company received loan proceeds in the amount of $98,622 pursuant to a second draw loan under the PPP. The unsecured loan (the “Second PPP Loan”) is evidenced by a promissory note (the “Second PPP Note”) issued by the Company, dated January 28, 2021, in the principal amount of $98,622 with Arvest Bank.

Under the terms of the Second PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first ten months. The term of the Second PPP Note is five years, though it may be payable sooner in connection with an event of default under the Second PPP Note. To the extent the amount of the Second PPP Loan is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning after a ten-month deferral period provided in the Second PPP Note and through January 28, 2026.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the Second PPP Loan. The amount of the Second PPP Loan Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on Second PPP Loan forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four-week period will qualify for forgiveness. Although the Company has used the entire amount of the Second PPP Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the Second PPP Loan in whole or in part.

The Second PPP Note may be prepaid in part or in full, at any time, without penalty. The Second PPP Note provides for certain customary events of default, including the Company's: (i) failure to make a payment when due; (ii) breach of the note terms; (iii) default on any other loan with the Lender; (iv) filing of a bankruptcy petition by or against the Company; (v) reorganization merger, consolidation or other change in ownership or business structure without the Lender’s prior written consent; (vi) adverse change in financial condition or business operation that the Lender believes may affect the Company’s ability to pay the Second PPP Note; and (vii) default on any loan or agreement with another creditor, if the Lender believes the default may materially affect the Company's ability to pay the Second PPP Note. Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the Second PPP Note, collect all amounts owing from the Company and file suit and obtain judgment against the Company.

The foregoing description of the Second PPP Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Second PPP Note, a copy of which is filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the periods ended June 30,2020.

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

The EIDL Note provides for certain customary events of default, including: (i) a failure to comply with any provision of the EIDL Note, the related Loan Authorization and Agreement, or other EIDL loan documents; (ii) a default on any other SBA loan; (iii) a sale or transfer of, or failure to preserve or account to SBA’s satisfaction for, any of the collateral or its proceeds; (iv) a failure of the Company or anyone acting on its behalf to disclose any material fact to SBA; (v) the making of a materially false or misleading representation to SBA by the Company or anyone acting on their behalf; (vi) a default on any loan or agreement with another creditor, if SBA believes the default may materially affect the Company’s ability to pay the EIDL Note; (vii) a failure to pay any taxes when due; (viii) if the Company becomes the subject of a proceeding under any bankruptcy or insolvency law; (ix) if a receiver or liquidator is appointed for any part of the Company’s business or property; (x) the making of an assignment for the benefit of creditors; (xi) has any adverse change in financial condition or business operation that SBA believes may materially affect the Company’s ability to pay the EIDL Note; (xii) effects any reorganization, merger, consolidation, or other transaction changing ownership or business structure without SBA’s prior written consent; or (xiii) becomes the subject of a civil or criminal action that SBA believes may materially affect the Company’s ability to pay the EIDL Note. The foregoing description of the EIDL Note does not purport to be complete and is qualified in its entirety by reference to the full text of the EIDL Note, a copy of which is filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the periods ended June 30, 2020

Kodak Note

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

The Company recorded interest expense of $12,673 related to the Kodak Note for the three months ended March 31, 2020.

Matheson Note

In connection with the purchase of Pro-Tech, the Company made a series of eight quarterly payments of $87,500 each beginning October 31, 2018 and ending July 31, 2020 to Stewart Matheson, the seller of Pro-Tech (the “Matheson Note”). The Company treated this obligation as a 12% zero-coupon note, with amounts falling due in less than one year included in Short-term notes payables and the remainder included in Long-term notes payable on the Company’s consolidated balance sheets. The discount was amortized into interest expense on a method consistent with the interest method.

The Company recorded interest expense of $10,722 related to the Matheson Note for the three months ended March 31, 2020.

New VPEG Note

See Note 8, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,214,776 and $3,081,676 as of March 31, 2021 and December 31, 2020, respectively.

The Company recorded interest expense of $12,100 and $27,000 related to the New VPEG Note for the three months ended March 31, 2021 and 2020, respectively.

6. Stockholder’s Equity

Common Stock

During the three months ended March 31, 2021 and 2020, the Company did not issue any shares of its common stock.

Stock Options

During the three months ended March 31, 2021 and 2020, the Company did not grant stock awards to directors, officers, or employees.

The Company recognized share-based compensation expense from stock options of $0 and $25,000 for the three months ended March 31, 2021 and 2020, respectively. All share-based compensation for unvested options, net of expected forfeitures, was fully recognized during 2020.

Warrants for Stock

During the three months ended March 31, 2021 and 2020, the Company did not grant any warrants to purchase shares of its common stock.

7. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended March 31, 2021 and 2020 was $3,000 and $3,000, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of March 31, 2021 and 2020, respectively.

8. Related Party Transactions

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

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG loaned to the Company $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). The loans made pursuant to the New VPEG Note reflect a 10% original issue discount, do not bear interest in addition to the original issue discount, are secured by a security interest in all of the Company’s assets, and at the option of VPEG are convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. On October 30, 2020, the Company and VPEG amended the New Debt Agreement to increase the loan amount to up to $3,000,000. On January 31, 2021, the Company and VPEG amended the New Debt Agreement to increase the loan amount to up to $3,500,000. On September 3, 2021, the Company and VPEG amended the New Debt Agreement to increase the loan amount to up to $4,000,000. See Note 5, Notes Payable, and Note 11, Subsequent Events.

9. Segment and Geographic Information and Revenue Disaggregation

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

	Three Months Ended March 31,
Category	2021	2020

>5%	$130,886	$194,415
<5%	31,704	27,943

	$156,372	$222,358

10. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at March 31, 2021 and 2020, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,037,713 for the three months ended March 31, 2021 and 2020, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended March 31,
	2021	2020
Numerator:
Net loss	$(144,654)	$(273,049)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713
Effect of dilutive securities	-	-
Diluted weighted average common shares outstanding	28,037,713	28,037,713

Net loss per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

11. Subsequent Events

During the period of April 1, 2021 through September 10, 2021 the Company received additional loan proceeds of $145,000 from VPEG pursuant to the New VPEG Note.

On September 3, 2021, the Company and VPEG entered into an amendment to the New Debt Agreement (the “Third Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

As of August 6, 2021, the Company received notice from Arvest Bank and the SBA that the full amount of the First PPP Loan in the amount of $168,800 has been forgiven. The amount forgiven will be recorded as income in the Company’s financial statements as of the date of forgiveness.

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The coronavirus outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results. We remain alert to the potential impacts of new variants, shutdowns or restrictions put in place on our future results of operations, financial condition and cash flows.

The Company continues to actively monitor and manage supply chain challenges, including logistics, but, thus far, there have been no significant disruptions caused by COVID-19. The Company is coordinating with its suppliers to identify and mitigate potential areas of risk and manage inventories.

On September 16, 2020, the Securities and Exchange Commission (“SEC”) adopted extensive amendments to Rule 15c2-11 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Rule governs the publication of quotations for securities in the over-the-counter (“OTC”) market, including the OTC Pink Market where the Company’s common stock is quoted. Rule 15c2-11 makes it unlawful for a broker-dealer to initiate a quotation for a security unless the broker dealer has in its records prescribed information about the issuer that is current and publicly available. The lack of full time accounting personnel and financial constraints resulting in delayed payments to the Company’s external professional services providers have restricted its ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, the Company was unable to timely file its quarterly and annual reports during 2019 and 2020 and its quarterly reports for the first and second quarters of 2021. The Company continues to actively seek additional sources of capital which it believes will allow the resumption of timely current public reporting practices no later than the third quarter of 2021.

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

MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cautionary Information about Forward-Looking Statements

Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. In particular, the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” variations of such words, and other similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

●	continued operating losses;
●	adverse developments in economic conditions and, particularly, in conditions in the oil and gas industries;
●	volatility in the capital, credit and commodities markets;
●	our inability to successfully execute on our growth strategy;
●	the competitive nature of our industry;
●	credit risk exposure from our customers;
●	price increases or business interruptions in our supply of raw materials;
●	failure to develop and market new products and manage product life cycles;
●	business disruptions, security threats and security breaches, including security risks to our information technology systems;
●	terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises that may materially adversely affect our business, financial condition and results of operations;
●	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;
●	risks associated with protecting data privacy;

●	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our licensed coating materials;
●	transporting certain materials that are inherently hazardous due to their toxic nature;
●	litigation and other commitments and contingencies;
●	ability to recruit and retain the experienced and skilled personnel we need to compete;
●	work stoppages, labor disputes and other matters associated with our labor force;
●	delays in obtaining permits by our future customers or acquisition targets for their operations;
●	our ability to protect and enforce intellectual property rights;
●	intellectual property infringement suits against us by third parties;
●	our ability to realize the anticipated benefits of any acquisitions and divestitures;
●	risk that the insurance we maintain may not fully cover all potential exposures;
●	risks associated with changes in tax rates or regulations, including unexpected impacts of the U.S. TCJA legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;
●	our substantial indebtedness;
●	the results of pending litigation;
●	our ability to obtain additional capital on commercially reasonable terms may be limited;
●	any statements of belief and any statements of assumptions underlying any of the foregoing;
●	other factors disclosed in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission; and
●	other factors beyond our control.

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

As the coronavirus continues to spread throughout areas in which we operate, we believe the outbreak has the potential to have a material negative impact on our operating results and financial condition. The extent of the impact of the coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, all of which are uncertain and cannot be predicted. The extent of the pandemic’s continued effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift, the availability of government financial support to our business and our customers, and whether a resurgence of the outbreak occurs. We remain alert to the potential impacts of new variants, shutdowns or restrictions put in place on our future results of operations, financial condition and cash flows. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, but it could be material.

We continue to actively monitor and manage supply chain challenges, including logistics, but, thus far, there have been no significant disruptions caused by COVID-19. We are coordinating with our suppliers to identify and mitigate potential areas of risk and manage inventories.

Subsequent Events

During the period of April 1, 2021 through September 10, 2021, we received additional loan proceeds of $145,000 from VPEG pursuant to the New VPEG Note (See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

On September 3, 2021, we and VPEG entered into an amendment to the New Debt Agreement (the “Third Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

As of August 6, 2021, we have received notice from Arvest Bank and the SBA that the full amount of the First PPP Note has been forgiven. See Note 7, Notes Payable, to the consolidated financial statements for more information. The amount forgiven will be recorded as income in our financial statements as of the date of forgiveness.

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

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,			Percentage
($ in thousands)	2021	2020	Change	Change
Total revenue	$156.4	$222.4	$(66.0)	-30%
Total cost of revenue	$93.6	$165.9	$(72.3)	-44%
Gross profit	$62.7	$56.5	$6.3	11%
Operating expenses
Selling, general and administrative	$190.0	$299.2	$(109.2)	-37%
Depreciation & amortization	$5.1	$4.5	$0.6	14%
Total operating expenses	$195.1	$303.7	$(108.6)	-36%
Loss from operations	$(132.4)	$(247.3)	$114.9	-46%
Other expense
Interest expense	$(12.3)	$(25.8)	$13.5	-52%
Total other income/(expense)	$(12.3)	$(25.8)	$13.5	-52%
Loss applicable to common stockholders	$(144.7)	$(273.0)	$128.4	-47%

Total Revenue

Total revenue decreased in the three months ended March 31, 2021 due to a decrease in hardbanding revenue generated by Pro-Tech as a result of reduced oil prices and effects of COVID-19.

Total Cost of Revenue

Total cost of revenue decreased in the three months ended March 31, 2021 due primarily to decreases in materials, direct labor, other direct costs resulting from decreases in Pro-Tech’s revenue generating activities as compared to the three month months ended March 31, 2020, and to a lesser extent, other reductions in expenses such as depreciation on equipment.

Selling, general and administrative

Selling, general and administrative expenses decreased due to the following:

●	Consulting fees were reduced by eliminating the number of consultants and moving others to payroll
●	Penalties on the Kodak note were eliminated
●	Stock based compensation was eliminated
●	Payroll related expenses were reduced due to employee downsizing

Depreciation and amortization

Depreciation and amortization increased due to fixed asset additions in the 2021 period.

Interest expense

Interest expense decreased in the 2021 period primarily due to the restructuring of our notes payable to VPEG and the repayment of the Kodak Note and the Matheson Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Loss from Operations, and Loss Applicable to Common Stockholders

We reported a loss from operations for the three months ended March 31, 2021 of $(132,364) compared to an operating loss of $(247,259) for the three months ended March 31, 2020.

As a result of the foregoing, loss applicable to common stockholders for the three months ended March 31, 2021 was $(144,654), or $(0.01) per share, compared to a loss applicable to common stockholders of $(273,049), or $(0.01) per share, for the three months ended March 31, 2020 on weighted average shares of 28,037,713 and 28,037,713, respectively.

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

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New VPEG Note to fund operations as we seek to generate positive cash flow from operations. See Note 5 “Notes Payable,” and Note 8 “Related Party Transactions,” to the accompanying consolidated financial statements for additional information regarding the New VPEG Note. In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources which we believe will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

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

Capital Resources

During the three months ended March 31, 2021, we obtained $121,000 from VPEG through the New VPEG Note. As of September 10, 2021, and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of September 10, 2021 the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $640,224.

Paycheck Protection Program Loans

On April 15, 2020, we received loan proceeds in the amount of $168,800 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “First PPP Loan”) is evidenced by a promissory note (the “First PPP Note”) issued by us, dated April 14, 2020, in the principal amount of $168,800 with Arvest Bank. As of August 16, 2021, we received notice from Arvest Bank and the SBA that the full amount of the First PPP Loan has been forgiven. See Note 11, Subsequent Events, to the consolidated financial statements.

The foregoing description of the First PPP Note does not purport to be complete is qualified in its entirety by reference to the full text of the First PPP Note, a copy of which is filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the periods ended June 30, 2020.

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for forgiveness for all or a part of the Second PPP Loan. The amount of Second PPP Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on Second PPP Loan forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty -four-week period will qualify for forgiveness. Although we have used the entire amount of the Second PPP Loan for qualifying expenses, no assurance is provided that we will obtain forgiveness of the Second PPP Loan in whole or in part.

The Second PPP Note may be prepaid in part or in full, at any time, without penalty. The Second PPP Note provides for certain customary events of default, including our: (i) failure to make a payment when due; (ii) breach of the note terms; (iii) default on any other loan with the Lender; (iv) filing of a bankruptcy petition by or against us; (v) reorganization merger, consolidation or other change in ownership or business structure without the Lender’s prior written consent; (vi) adverse change in financial condition or business operation that the Lender believes may affect our ability to pay the Second PPP Note; and (vii) default on any loan or agreement with another creditor, if the Lender believes the default may materially affect our ability to pay the Second PPP Note. Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the Second PPP Note, collect all amounts owing from us and file suit and obtain judgment against us.

The foregoing description of the Second PPP Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Second PPP Note, a copy of which is filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the periods ended June 30, 2020.

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

Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(152,243)	$(2,162)
Net cash used in investing activities	(32,998)	(6,797)
Net cash provided by financing activities	219,622	207,869
Net increase (decrease) in cash and cash equivalents	34,381	198,910
Cash and cash equivalents at beginning of period	192,337	17,076
Cash and cash equivalents at end of period	$226,718	$215,986

Net cash used in operating activities for the three months ended March 31, 2021 was $152,243. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $94,681. Changes in operating assets and liabilities used cash of $57,562. The most significant drivers were decreases in accounts receivable and decreases in accounts payable and prepaid and other current assets, which were offset by an increase in accrued and other short term liabilities.

This compares to cash used in operating activities for the three months ended March 31, 2020 of $2,162 after the net loss adjusted for non-cash items for that period used cash of $210,799. In addition, changes in operating assets and liabilities provided cash of $208,637. The most significant drivers were decreases in accounts receivable and increases in accrued and other short term liabilities which were partially offset by increases in prepaids and other current assets in addition to decreases in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2021 was $32,998 due to fixed asset purchases. This compares to $6,797 used by investing activities for the three months ended March 31, 2020.

Net cash provided by financing activities for the three months ended March 31, 2021 was $231,722 compared to $207,869 in net cash provided by financing activities during the three months ended March 31, 2020. In each of 2021 and 2020 net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, net of repayments.

We believe it will be necessary to obtain additional liquidity resources to support our operations. We are addressing our liquidity needs by developing additional backup capital sources.

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

For the three months ended March 31, 2021 and 2020, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $13,056 has been recorded at March 31, 2021 and December 31, 2020, respectively. The Company suffered no bad debt losses in the three months ended March 31, 2021 and 2020, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2021, three customers comprised 70% of our gross accounts receivables. For the three months ended March 31, 2021, two customers comprised 54% of our total revenue.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at March 31, 2021 and December 31, 2020, and the goodwill balances of $145,149 at the end of each period are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Share-Based Compensation

From time to time we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third-party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 6, Stockholder’s Equity, for further information.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets, if any, include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2021 and 2020, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, at each of March 31, 2021 and 2020. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

Recently Adopted Accounting Standards

Effective January 1, 2021, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The adoption of ASU 2019-12 did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) (ASU 2020-04), in response to the risk of cessation of the London Interbank Offered Rate (LIBOR). This amendment provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging arrangements, and other transactions that reference LIBOR. ASU 2020-04 will be in effect through December 31, 2022. The Company is currently evaluating ASU 2020-04 and the impact it may have on its operating results, financial position and disclosures.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we were still in the process of remediating as of March 31, 2021, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021, our management identified the following material weaknesses:

●	We lack sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness.

●	We lack sufficient training and oversight with respect to potential cyber security risks, which is an important element of an effective control environment. We are not aware of any breaches of our information systems, nor any theft, loss, or unwanted exposure of data contained within our information systems; however, due to the risk that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis as a result of this control deficiency, our management has concluded that the control deficiency represents a material weakness.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our management has identified the steps necessary to address the material weaknesses, and during 2020 and through the date of this report, we continued to assess and implement remedial procedures. In order to cure the foregoing material weaknesses, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements. In addition, we intend to implement additional preventive and detective controls, including establishment of new procedures for oversight over cyber security by our Board of Directors, employee cyber security training, and implementation of new risk assessment and incident response protocols.

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

The lack of full-time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly and annual report during 2019 and 2020 and our quarterly reports for the first and second quarters of 2021.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first quarters of fiscal year 2021 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first quarter of fiscal year 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended March 31, 2021, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.3	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020)

10.4	Amendment No. 2 to Loan Agreement, dated February 8, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed February 9, 2021)

10.5	Amendment No. 3 to Loan Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed September 3, 2021)

10.6	Amended and Restated Promissory Note by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed September 3, 2021)

10.7	Promissory Note issued by the Company to Arvest Bank dated April 13, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 10, 2021)

10.8	Loan Authorization and Agreement by and between the Company and the U.S. Small Business Administration dated June 11, 2021 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 10, 202)

10.9	Promissory Note issued by the Company to Arvest Bank dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 10, 2021)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date: September 14, 2021	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director