Form 10-Q
period 2021-06-30
VICTORY OILFIELD TECH, INC.
filed 2021-09-16
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of September 14, 2021, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$159,005	$192,337
Accounts receivables, net	227,184	149,972
Other receivables	-	48,560
Inventory	34,218	17,007
Prepaid and other current assets	162,562	26,134
Total current assets	582,969	434,010

Property, plant and equipment, net	322,003	356,127
Goodwill	145,149	145,149
Other intangible assets, net	122,202	130,827
Deposits	1,750	1,750
Total Assets	$1,174,073	$1,067,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$511,229	$536,955
Short term advance from shareholder	185,150	185,150
Accrued and other short term liabilities	190,763	66,645
Short term notes payable - affiliate, net	3,324,776	3,081,676
Total current liabilities	4,211,918	3,870,426

Long term notes payable, net	417,423	318,800
Total long term liabilities	417,423	318,800

Total Liabilities	4,629,341	4,189,226

Stockholders' Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(98,989,144)	(98,655,239)
Total stockholders' equity	(3,455,268)	(3,121,363)
Total Liabilities and Stockholders' Equity	$1,174,073	$1,067,863

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$205,895	$365,296	$362,267	$587,654

Total cost of revenue	118,484	177,660	212,111	343,552

Gross profit	87,411	187,636	150,156	244,102

Operating expenses
Selling, general and administrative	261,540	275,372	451,523	574,596
Depreciation and amortization	5,126	4,855	10,252	9,357
Total operating expenses	266,666	280,227	461,775	583,953
Loss from operations	(179,255)	(92,591)	(311,619)	(339,851)
Other income/expense
Other income	1,340	-	1,340	6
Interest expense	(11,336)	(26,969)	(23,626)	(52,764)
Total other income/expense	(9,996)	(26,969)	(22,286)	(52,758)
Loss applicable to common stockholders	$(189,251)	$(119,560)	$(333,905)	$(392,609)

Loss per share applicable to common stockholders
Loss per share, basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)
Weighted average shares, basic and diluted	28,037,713	28,037,713	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(333,905)	$(392,609)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	8,625	30,070
Depreciation	67,122	66,416
Amortization of original issue discount	22,100	42,500
Share-based compensation	-	50,000
Change in operating assets and liabilities:
Accounts receivable	(77,212)	211,669
Other receivables	48,560	42,500
Inventory	(17,211)	7,069
Prepaids and other current assets	(136,428)	(22,665)
Accounts payable	(25,726)	(117,427)
Accrued and other short term liabilities	124,118	-
Accrued interest on short term notes payable - affiliate	-	(20,633)
Net cash used in operating activities	(319,957)	(188,110)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(32,998)	(9,758)
Net cash used in investing activities	(32,998)	(9,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing proceeds - affiliate	221,000	729,076
Principal payments on debt financing	-	(541,251)
Long term note payable proceeds	98,623	325,800
Net cash provided by financing activities	319,623	556,125
Net change in cash and cash equivalents	(33,332)	358,257
Beginning cash and cash equivalents	192,337	17,076
Ending cash and cash equivalents	$159,005	$375,333

Supplemental cash flow information:
Cash paid for:
Interest	$1,526	$7,570

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
April 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,709,165	$(97,974,431)	$(2,482,220)
Share based compensation	-	-	-	-	-	25,000	-	25,000
Loss attributable to common stockholders	-	-	-	-	-	-	(119,560)	(119,560)
June 30, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,734,165	$(98,093,991)	$(2,576,780)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
April 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,799,893)	$(3,266,017)
Loss attributable to common stockholders	-	-	-	-	-	-	(189,251)	(189,251)
June 30, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	(98,989,144)	$(3,455,268)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
January 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,684,164	$(97,701,381)	$(2,234,171)
Share based compensation	-	-	-	-	-	50,000	-	50,000
Loss attributable to common stockholders	-	-	-	-	-	-	(392,609)	(392,609)
June 30, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,734,164	$(98,093,990)	$(2,576,780)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
January 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)
Loss attributable to common stockholders	-	-	-	-	-	-	(333,905)	(333,905)
June 30, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,989,144)	$(3,455,268)

The accompanying notes are an integral part of these consolidated financial statement

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2021, and the results of its operations and cash flows for the three and six months ended June 30, 2021 and 2020.

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

Capital Resources

During the six months ended June 30, 2021, the Company received loan proceeds of $221,000 from VPEG through the New VPEG Note. As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of September 14, 2021, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $640,224. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

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

For the three and six months ended June 30, 2021 and 2020, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 9 “Segment and Geographic Information and Revenue Disaggregation” for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $13,056 has been recorded at June 30, 2021 and December 31, 2020, respectively. The Company suffered no bad debt losses in the six months ended June 30, 2021 and 2020, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2021, four customers comprised 73% of the Company’s gross accounts receivables. For the three and six months ended June 30, 2021 two and three customers comprised 54% and 57%of the Company’s total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at June 30, 2021 and December 31, 2020, and the goodwill balances of $145,149 are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at June 30, 2021 and December 31, 2020, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at June 30, 2021 and June 30, 2020. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

3. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

	June 30,	December 31,
	2021	2020
Trucks	$393,055	$360,057
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,768	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	764,739	731,741
Less -- accumulated depreciation	(442,736)	(375,614)
Property, plant and equipment, net	$322,003	$356,127

Depreciation expense for the three months ended June 30, 2021 and 2020 was $33,561 and $33,479, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 was $67,122 and $66,416, respectively.

4. Goodwill and Other Intangible Assets

The Company recorded $4,313 and $4,313 of amortization of intangible assets for the three months ended June 30, 2021 and 2020, respectively.

The Company recorded $8,625 and $8,625 of amortization of intangible assets for the six months ended June 30, 2021 and 2020, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Pro-Tech customer relationships	129,680	129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(50,318)	(41,693)
Other intangible assets, net	$122,202	$130,827

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the Second PPP Loan. The amount of the Second PPP Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on the Second PPP Loan forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four -week period will qualify for forgiveness. Although the Company has used the entire amount of the Second PPP Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the Second PPP Loan in whole or in part.

The Second PPP Note may be prepaid in part or in full, at any time, without penalty. The Second PPP Note provides for certain customary events of default, including the Company’s: (i) failure to make a payment when due; (ii) breach of the note terms; (iii) default on any other loan with the Lender; (iv) filing of a bankruptcy petition by or against the Company; (v) reorganization merger, consolidation or other change in ownership or business structure without the Lender’s prior written consent; (vi) adverse change in financial condition or business operation that the Lender believes may affect the Company’s ability to pay the Second PPP Note; and (vii) default on any loan or agreement with another creditor, if the Lender believes the default may materially affect the Company’s ability to pay the Second PPP Note. Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the Second PPP Note, collect all amounts owing from the Company and file suit and obtain judgment against the Company.

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

The Company recorded no interest expense related to the Kodak Note for the three months ended June 30, 2021 and 2020, and $12,673 and $0 for the six months ended June 30, 2021 and 2020, respectively.

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

The Company recorded interest expense of $0.00 and $10,722 related to the Matheson Note for the three months ended June 30, 2021 and 2020, respectively, and $0.00 and $21,444 for the six months ended June 30, 2021 and 2020, respectively.

New VPEG Note

See Note 8, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $2,750,476 and $1,978,900 at June 30, 2021 and December 31, 2020, respectively.

The Company recorded interest expense of $15,500 and $43,600 related to the New VPEG Note for the three months ended June 30, 2021 and 2020, respectively, and $42,500 and $43,600 for the six months ended June 30, 2021 and 2020, respectively.

6. Stockholders’ Equity

Common Stock

During the three and six months ended June 30, 2021 and 2020, the Company did not issue any shares of its common stock.

Stock Options

During the three and six months ended June 30, 2021 and 2020, the Company did not grant stock awards to directors, officers, or employees.

The Company recognized share-based compensation expense from stock options of $25,000 for the three months ended June 30, 2020, and $50,000 for the six months ended June 30, 2020. All share-based compensation for unvested options, net of expected forfeitures, was fully recognized during 2020.

Warrants for Stock

During the three and six months ended June 30, 2021 and 2020, the Company did not grant any warrants to purchase shares of its common stock.

7. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended June 30, 2021 and 2020 was $3,000 and $3,000, respectively, and $6,000 and $6,000 for the six months ended June 30, 2021 and 2020, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of June 30, 2021 and 2020, respectively.

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

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG loaned to the Company $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). The loans made pursuant to the New VPEG Note reflect a 10% original issue discount, do not bear interest in addition to the original issue discount, are secured by a security interest in all of the Company’s assets, and at the option of VPEG are convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. On October 30, 2020, the Company and VPEG amended the New Debt Agreement to increase the loan amount to up to $3,000,000. On January 31, 2021, the Company and VPEG amended the New Debt Agreement to increase the loan amount to up to $3,500,000. On September 3, 2021 the Company and VPEG amended the New Debt Agreement to increase the loan amount to up to $4,000,000. See Note 5, Notes Payable, and Note 11, Subsequent Events, for further information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Category	2021	2020	2021	2020

> 5%	$160,413	$343,431	$245,854	$513,406
< 5%	45,482	21,865	116,413	74,248
	$205,895	$365,296	$362,267	$587,654

10. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at June 30, 2021 and 2020, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,037,713 for the three and six months ended June 30, 2021 and 2020, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(189,251)	$(119,560)	$(333,905)	$(392,609)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713	28,037,713	28,037,713
Effect of dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	28,037,713	28,037,713	28,037,713	28,037,713

Net loss per common share
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

11. Subsequent Events

During the period of July 1, 2021 through September 14, 2021 the Company received additional loan proceeds of $35,000 from VPEG pursuant to the New VPEG Note.

On August 16, 2021, the Company and VPEG entered into an amendment to the New Debt Agreement (the “Third Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

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

On September 16, 2020, the Securities and Exchange Commission (“SEC”) adopted extensive amendments to Rule 15c2-11 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Rule governs the publication of quotations for securities in the over-the-counter (“OTC”) market, including the OTC Pink Market where the Company’s common stock is quoted. Rule 15c2-11 makes it unlawful for a broker-dealer to initiate a quotation for a security unless the broker dealer has in its records prescribed information about the issuer that is current and publicly available. The lack of full time accounting personnel and financial constraints resulting in delayed payments to the Company’s external professional services providers have restricted its ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, the Company was unable to timely file its quarterly and annual reports during 2019 and 2020 and its quarterly reports for the first and second quarters of 2021. The Company has recently obtained, and continues to actively seek, additional sources of capital which it believes will allow the resumption of timely current public reporting practices no later than the third quarter of 2021.

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

Subsequent Events

During the period of July 1, 2021 through September 14, 2021, we received additional loan proceeds of $35,000 from VPEG pursuant to the New VPEG Note (See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

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

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	For the Three Months Ended June 30,			Percentage
($ in thousands)	2021	2020	Change	Change
Total revenue	$205.9	$365.3	$(159.4)	-44%
Total cost of revenue	118.5	177.7	(59.2)	-33%
Gross profit	87.4	187.6	(100.2)	-53%
Operating expenses
Selling, general and administrative	261.5	275.4	(13.9)	-5%
Depreciation and amortization	5.1	4.9	0.2	6%
Total operating expenses	266.6	280.3	(13.6)	-5%
Loss from operations	(179.3)	(92.6)	(86.7)	94%
Other income/expense
Other income	1.3		1.3	100%
Interest expense	(11.3)	(27.0)	15.6	-58%
Total other income/(expense)	(10.0)	(27.0)	17.0	-63%
Loss applicable to common stockholders	$(189.3)	$(119.6)	$(69.7)	58%

Total Revenue

Total revenue decreased in the three months ended June 30, 2021 due to a decrease in hardbanding revenue generated by Pro-Tech as a result of reduced oil prices and effects of COVID-19.

Total Cost of Revenue

Total cost of revenue decreased in the three months ended June 30, 2021 due primarily to decreases in materials, direct labor, other direct costs resulting from decreases in Pro-Tech’s revenue generating activities as compared to the three month months ended June 30, 2020.

Selling, general and administrative

Selling, general and administrative expenses decreased due to the following:

●	Reduction in the amount of accounting fees

●	Reduction in stock based compensation

Depreciation and amortization

Depreciation and amortization increased due to fixed asset additions in the 2021 period.

Loss from Operations

We reported a loss from operations for the three months ended June 30, 2021 of $(179,255) compared to an operating loss of $(92,591) for the three months ended June 30, 2020.

Interest expense

Interest expense decreased in the 2021 period primarily due to the restructuring of our notes payable to VPEG and repayment of the Kodak Note and the Matheson Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the three months ended June 30, 2021 was $(189,251), or $(0.01) per share, compared to a loss applicable to common stockholders of $(119,560), or $(0.01) per share, for the three months ended June 30, 2020 on weighted average shares of 28,037,713 and 28,037,713, respectively.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,			Percentage
($ in thousands)	2021	2020	Change	Change
Total revenue	$362.3	$587.7	$(225.4)	-38%
Total cost of revenue	212.1	343.6	(131.4)	-38%
Gross profit	150.2	244.1	(93.9)	-38%
Operating expenses
Selling, general and administrative	451.5	574.6	(123.1)	-21%
Depreciation and amortization	10.3	9.4	0.9	10%
Total operating expenses	461.8	584.0	(122.2)	-21%
Loss from operations	(311.6)	(339.9)	28.2	-8%
Other income/expense
Other income	1.3	0.0	1.3	22233%
Interest expense	(23.6)	(52.8)	29.1	-55%
Total other income/(expense)	(22.3)	(52.8)	30.5	-58%
Loss applicable to common stockholders	$(333.9)	$(392.6)	$58.7	-15%

Total Revenue

Total revenue decreased in the six months ended June 30, 2021 due to a decrease in hardbanding revenue generated by Pro-Tech as a result of less drilling due to the low price of a barrel of oil and the effect of the pandemic.

Total Cost of Revenue

Total cost of revenue decreased in the six months ended June 30, 2021 due primarily to decreases in materials, direct labor, other direct costs resulting from decreases in Pro-Tech’s revenue generating activities as compared to the six month months ended June 30, 2020.

Selling, general and administrative

Selling, general and administrative expenses decreased due to the following:

●	Reduction for accounting fees

●	Reduction in stock based compensation

Depreciation and amortization

Depreciation and amortization increased due to fixed asset additions in the 2021 period.

Loss from Operations

We reported a loss from operations for the six months ended June 30, 2021 of $(311,619) compared to an operating loss of $(339,851) for the six months ended June 30, 2020.

Interest expense

Interest expense decreased in the 2021 period primarily due to the restructuring of our notes payable to VPEG and repayment of the Kodak Note and the Matheson Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the six months ended June 30, 2021 was $(333,905), or $(0.01) per share, compared to a loss applicable to common stockholders of $(392,609), or $(0.01) per share, for the six months ended June 30, 202 on weighted average shares of 28,037,713 and 28,037,713, respectively.

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

Capital Resources

During the six months ended June 30, 2021, we obtained $221,000 from VPEG through the New VPEG Note. As of September 14, 2021 and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of September 14, 2021 the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $640,224.

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for forgiveness for all or a part of the Second PPP Loan. The amount of Second PPP Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four-week period will qualify for forgiveness. Although we have used the entire amount of the PPP Loans for qualifying expenses, no assurance is provided that we will obtain forgiveness of the Second PPP Loan in whole or in part.

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

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(319,957)	$(188,110)
Net cash used in investing activities	(32,998)	(9,758)
Net cash provided by financing activities	319,623	556,125
Net increase (decrease) in cash and cash equivalents	(33,332)	358,257
Cash and cash equivalents at beginning of period	192,337	17,076
Cash and cash equivalents at end of period	$159,005	$375,333

Net cash used in operating activities for the six months ended June 30, 2021 was $319,957. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $236,058. Changes in operating assets and liabilities used cash of $83,899. The most significant uses of cash were increases in accounts receivable due to timing of collections, inventory due to purchases, and prepaids and other current assets, as well as a decrease in accounts payable. These changes were partially offset by cash provided by a decrease in other receivables due to a refund of a receivable for tax overpayment and an increase in accrued and other short term liabilities.

This compares to cash used in operating activities for the six months ended June 30, 2020 of $188,110. Net loss adjusted for non-cash items (depreciation, amortization, and share based compensation expense) used cash of $246,123. Changes in operating assets and liabilities provided cash of $58,014. The most significant drivers were decreases in accounts receivable (due to timing of collections) which were partially offset by decreases in accounts payable, prepaids and other current assets, and accrued and other short term liabilities.

Net cash used in investing activities for the six months ended June 30, 2021 was $32,998 due to fixed asset purchases. This compares to $9,758 used by investing activities for the six months ended June 30, 2020 due to fixed asset purchases.

Net cash provided by financing activities for the six months ended June 30, 2021 was $319,623 compared to $577,569 in net cash provided by financing activities during the six months ended June 30, 2020. In each of 2021 and 2020 periods, net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, net of repayments.

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

For the six months ended June 30, 2021 and 2020, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $13,056 has been recorded at June 30, 2021 and December 31, 2020, respectively. We suffered no bad debt losses in the six months ended June 30, 2021 and 2020, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2021, four customers comprised 73% of our gross accounts receivables. For the three and six months ended June 30, 2021, two and three customers comprised 54% and 57% of our total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at June 30, 2021 and December 31, 2020, and the goodwill balances of $145,149 at the end of each period are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at June 30, 2021 and 2020, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at June 30, 2021 and June 30, 2020. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

Recently Adopted Accounting Standards

Effective January 1, 2021, we adopted ASU 2019-12, "Simplifying the Accounting for Income Taxes" which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The adoption of ASU 2019-12 did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) (ASU 2020-04), in response to the risk of cessation of the London Interbank Offered Rate (LIBOR). This amendment provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging arrangements, and other transactions that reference LIBOR. ASU 2020-04 will be in effect through December 31, 2022. We are currently evaluating ASU 2020-04 and the impact it may have on our operating results, financial position and disclosures.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we are still in the process of remediating as of June 30, 2021, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our management has identified the steps necessary to address the material weaknesses, and through the date of this report, we continued to assess and implement remedial procedures. In order to cure the foregoing material weaknesses, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements. In addition, we intend to implement additional preventive and detective controls, including establishment of new procedures for oversight over cyber security by our Board of Directors, employee cyber security training, and implementation of new risk assessment and incident response protocols.

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

The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly and annual reports during 2019 and 2020, and our quarterly reports for the first and second quarters of 2021.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the first half of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first or second quarters of fiscal year 2021 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first or second quarters of fiscal year 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the six months ended June 30, 2021, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first or second quarters of fiscal year 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.3	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020)

10.4	Amendment No. 2 to Loan Agreement, dated February 8, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed February 9, 2021)

10.5	Amendment No. 3 to Loan Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed September 3, 2021)

10.6	Promissory Note issued by the Company to Arvest Bank dated April 13, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 10, 2021)

10.7	Amended and Restate Promissory Note by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed September 3, 2021)

10.8	Loan Authorization and Agreement by and between the Company and the U.S. Small Business Administration dated June 11, 2020 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed August 10, 2021)

10.9	Promissory Note issued by the Company to Arvest Bank dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 10, 2021)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date:	September 16, 2021	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director