Form 10-Q
period 2021-09-30
VICTORY OILFIELD TECH, INC.
filed 2021-11-12
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,661	$192,337
Accounts receivable, net	210,240	149,972
Other receivables	-	48,560
Inventory	38,759	17,007
Prepaid and other current assets	119,804	27,884
Total current assets	406,464	435,760
Property, plant and equipment, net	288,442	356,127
Goodwill	145,149	145,149
Other intangible assets, net	117,888	130,827
Total Assets	$957,943	$1,067,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$476,996	$536,955
Accrued and other short term liabilities	146,361	66,645
Short term advance from shareholder	185,150	185,150
Short term notes payable - affiliate, net	3,407,276	3,081,676
Total current liabilities	4,215,783	3,870,426

Long term notes payable, net	248,622	318,800
Total long-term liabilities	248,622	318,800
Total Liabilities	4,464,405	4,189,226

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(99,040,338)	(98,655,239)
Total stockholders’ equity	(3,506,462)	(3,121,363)
Total Liabilities and Stockholders’ Equity	$957,943	$1,067,863

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$257,225	$130,564	$619,492	$718,218

Total cost of revenue	144,139	100,311	356,250	443,864

Gross profit	113,086	30,253	263,242	274,354

Operating expenses
Selling, general and administrative	311,490	259,496	763,011	834,091
Depreciation and amortization	5,126	5,126	15,379	14,483
Total operating expenses	316,616	264,622	778,390	848,574
Loss from operations	(203,530)	(234,369)	(515,148)	(574,220)
Other income/expense
Interest expense	(18,838)	(18,321)	(42,464)	(71,085)
Other income	171,173	7,000	172,513	7,006
Total other income/expense	152,335	(11,321)	130,049	(64,079)
Loss applicable to common stockholders	$(51,195)	$(245,690)	$(385,099)	$(638,299)

Loss per share applicable to common shareholders
Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares, basic and diluted	28,037,713	28,037,713	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(385,099)	$(638,299)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of original issue discount	29,600	-
Amortization	12,939	37,957
Depreciation	100,683	99,976
Paycheck Protection Program loan forgiveness	(171,173)	-
Share-based compensation	-	66,666
Changes in operating assets and liabilities:
Other Receivables	48,560	13,872
Accounts receivable	(60,268)	339,701
Inventory	(21,752)	28,603
Prepaids and other current assets	(91,920)	(33,373)
Accounts payable	(59,959)	(153,939)
Accrued and other short-term liabilities	82,089	(60,293)
Net cash used in operating activities	(516,300)	(299,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(32,998)	(9,758)
Net cash used in investing activities	(32,998)	(9,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing proceeds - affiliate	296,000	925,676
Principal payments on debt financing	-	(678,573)
Long term note payable proceeds	98,622	318,800
Net cash provided by financing activities	394,622	565,903
Net change in cash and cash equivalents	(154,676)	257,016
Beginning cash and cash equivalents	192,337	17,076
Ending cash and cash equivalents	$37,661	$274,092

Supplemental cash flow information:
Cash paid for:
Interest	$2,364	$8,317

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
July 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,734,164	$(98,093,990)	$(2,576,780)
Share based compensation	-	-	-	-	-	16,666	-	16,666
Loss attributable to common stockholders	-	-	-	-	-	-	(245,690)	(245,690)
September 30, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,339,680)	$(2,805,804)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
July 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,989,143)	$(3,455,267)
Loss attributable to common stockholders	-	-	-	-	-	-	(51,195)	(51,195)
September 30, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	(99,040,338)	$(3,506,462)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,684,164	$(97,701,381)	$(2,234,171)
Share based compensation	-	-	-	-	-	66,666	-	66,666
Loss attributable to common stockholders	-	-	-	-	-	-	(638,299)	(638,299)
September 30, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,339,680)	$(2,805,804)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)
Loss attributable to common stockholders	-	-	-	-	-	-	(385,099)	(385,099)
September 30, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,040,338)	$(3,506,462)

The accompanying notes are an integral part of these consolidated financial statement

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2021, and the results of its operations and cash flows for the three and nine months ended September 30, 2021 and 2020.

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

Capital Resources

During the nine months ended September 30, 2021, the Company received loan proceeds of $296,000 from VPEG through the New VPEG Note. As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of November 12, 2021, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $562,724. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

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

For the three and nine months ended September 30, 2021 and 2020, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 9 “Segment and Geographic Information and Revenue Disaggregation” for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $13,056 and $13,056 has been recorded at September 30, 2021 and December 31, 2020, respectively. The Company suffered no bad debt losses in the nine months ended September 30, 2021 and 2020, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of September 30, 2021, two customers comprised 51% of the Company’s gross accounts receivables. For the three and nine months ended September 30, 2021, four and three customers comprised 71% and 54% of the Company’s total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at September 30, 2021 and December 31, 2020, and the goodwill balances of $145,149 are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at September 30, 2021 and December 31, 2020, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at September 30, 2021 and September 30, 2020. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

3. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

	September 30,	December 31,
	2021	2020
Trucks	$393,055	$360,057
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,767	12,767
Computer hardware	8,663	8,663
Computer software	22,192	22,191
Total property, plant and equipment, at cost	764,739	731,741
Less -- accumulated depreciation	(476,297)	(375,614)
Property, plant and equipment, net	$288,442	$356,127

Depreciation expense for the three months ended September 30, 2021 and 2020 was $33,561 and $33,551, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $100,683 and $99,976, respectively.

4. Goodwill and Other Intangible Assets

The Company recorded $4,313 and $4,313 of amortization of intangible assets for the three months ended September 30, 2021 and 2020, respectively.

The Company recorded $12,938 and $12,939 of amortization of intangible assets for the nine months ended September 30, 2021 and 2020, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(54,631)	(41,693)
Other intangible assets, net	$117,888	$130,827

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

As of August 6, 2021, the Company received notice from Arvest Bank and the SBA that the full amount of the First PPP Loan had been forgiven. The amount forgiven, including principal of $168,800 and accrued interest of $2,373, has been recorded as other income in the consolidated statements of operations. The entire amount of recorded gain on forgiveness of the First PPP Loan will be excluded from income for tax purposes.

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

Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is 30 years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company is obligated to make equal monthly payments of principal and interest beginning on July 11, 2021 through the maturity date of June 11, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty.

The Company recorded interest expense of $7,453 related to the EIDL Note for the nine months ended September 30, 2021.

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

The Company recorded interest expense of $6,076 related to the Kodak Note for the three and nine months ended September 30, 2020 and no interest expense for the three and nine months ended September 30, 2021.

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

The Company recorded interest expense of $3,574 related to the Matheson Note for the three months ended September 30, 2020, and $25,014 for the nine months ended September 30, 2020.

New VPEG Note

See Note 8, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,407,276 and $3,081,676 at September 30, 2021 and December 31, 2020, respectively.

The Company recorded interest expense of $7,500 and $14,000 related to the New VPEG Note for the three months ended September 30, 2021 and 2020, respectively, and $29,600 and $56,500 for the nine months ended September 30, 2021 and 2020, respectively.

6. Stockholders’ Equity

Common Stock

During the three and nine months ended September 30, 2021 and 2020, the Company did not issue any shares of its common stock.

Stock Options

During the three and nine months ended September 30, 2021 and 2020, the Company did not grant any stock awards to directors, officers, or employees.

The Company recognized share-based compensation expense from stock options of $16,666 for the three months ended September 30, 2020, and $66,666 for the nine months ended September 30, 2020. All share-based compensation for unvested options, net of expected forfeitures, was fully recognized during 2020.

Warrants for Stock

During the three and nine months ended September 30, 2021 and 2020, the Company did not grant any warrants to purchase shares of its common stock.

7. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended September 30, 2021 and 2020 was $312 and $261, respectively, and $3,885 and $4,209 for the nine months ended September 30, 2021 and 2020, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of September 30, 2021 and 2020, respectively.

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

On April 10, 2018, in connection with the Settlement Agreement, the Company and VPEG entered into a loan Agreement (the “New Debt Agreement”), pursuant to which VPEG loaned to the Company $2,000,000 under a secured convertible original issue discount promissory note (the “New VPEG Note”). The loans made pursuant to the New VPEG Note reflect a 10% original issue discount, do not bear interest in addition to the original issue discount, are secured by a security interest in all of the Company’s assets, and at the option of VPEG are convertible into shares of the Company’s common stock at a conversion price equal to $0.75 per share or, such lower price as shares of Common Stock are sold to investors in the Proposed Private Placement. On October 30, 2020, the Company and VPEG amended the New Debt Agreement to increase the loan amount to up to $3,000,000. On January 31, 2021, the Company and VPEG amended the New Debt Agreement to increase the loan amount to up to $3,500,000. On September 3, 2021, the Company and VPEG amended the New Debt Agreement to increase the loan amount to up to $4,000,000. See Note 5, Notes Payable, for further information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Category	2021	2020	2021	2020

> 5%	$200,948	$122,641	$372,488	$604,886
< 5%	56,277	7,923	247,004	113,331

	$257,225	$130,564	$619,492	$718,218

10. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at September 30, 2021 and 2020, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,037,713 for the three and nine months ended September 30, 2021, and 2020, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(51,195)	$(245,690)	$(385,009)	$(638,299)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713	28,037,713	28,037,713
Effect of dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	28,037,713	28,037,713	28,037,713	28,037,713

Net loss per common share
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

11. Subsequent Events

During the period of October 1, 2021 through November 12, 2021 the Company received additional loan proceeds of $30,000 from VPEG pursuant to the New VPEG Note. On October 22, 2021, the Company made a $3,655 payment on the EIDL Note. See Note 5, Notes Payable, for further information.

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

Growth Strategy

We plan to continue our U.S. oilfield services company acquisition initiative, aimed at companies which are already recognized as high-quality service providers to strategic customers in the major North American oil and gas basins. When completed, we expect that each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our existing products. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration, future product development and planning.

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

Although stay at home orders and lock downs on businesses in the areas where we operate have caused our staff to conduct business operations from their homes, this change has not resulted in a significant impact to our ability to operate. The rapid spread of the pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy. The Company’s results of operations, financial condition and cash flows were impacted during 2020 as a result of the pandemic and we continue to see impacts to our business given the continued significant presence, and actual or potential spread, of the virus globally, as well as preventative measures enacted in certain regions of the world. We are monitoring the progression of the pandemic and its ongoing and potential effect on our financial position, results of operations, and cash flows, which effects could be materially adverse in a particular quarterly reporting period as well as on an annual basis for 2021, and potentially longer. The extent of the impact of the coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our operators, employees and vendors, all of which are uncertain and cannot be predicted. The extent of the pandemic’s continued effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift, the availability of government financial support to our business and our customers, and whether a resurgence of the outbreak occurs. We remain alert to the potential impacts of new variants, shutdowns or restrictions put in place on our future results of operations, financial condition and cash flows. Given these uncertainties, we cannot reasonably estimate the related impact to our business, operating results and financial condition, but it could be material.

We continue to actively monitor and manage supply chain challenges, including logistics, but, thus far, there have been no significant disruptions caused by COVID-19. We are coordinating with our suppliers to identify and mitigate potential areas of risk and manage inventories.

Subsequent Events

During the period of October 1, 2021 through November 12, 2021, we received additional loan proceeds of $30,000 from VPEG pursuant to the New VPEG Note (See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

On October 22, 2021, the Company made a $3,655 payment on the EIDL Note. (See Note 5, Notes Payable, to the consolidated financial statements for more information).

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

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	For the Three Months Ended September 30,			Percentage
($ in thousands)	2021	2020	Change	Change
Total revenue	$257.2	$130.6	$126.7	97%

Total cost of revenue	144.1	100.3	43.8	44%

Gross profit	113.1	30.3	82.8	274%

Operating expenses
Selling, general and administrative	311.5	259.5	52.0	20%
Depreciation and amortization	5.1	5.1	-	0%
Total operating expenses	316.6	264.6	52.0	10%
Loss from operations	(203.5)	(234.4)	30.8	-13%
Other income/expense
Interest expense	(18.8)	(18.3)	(0.5)	3%
Other income	171.1	7.0	164.2	2345%
Total other income/expense	152.3	(11.3)	163.7	-1446%
Loss applicable to common stockholders	$(51.2)	$(245.7)	$194.5	-79%

Total Revenue

Total revenue increased by $126,661, or 97%, in the three months ended September 30, 2021 due to an increase in the number of drilling rigs driving hardbanding revenue generated by Pro-Tech, as compared to the three months ended September 30, 2020.

Total Cost of Revenue

Total cost of revenue increased by $43,828 or 44% in the three months ended September 30, 2021 due primarily to increases in materials, direct labor, other direct costs resulting from increases in Pro-Tech’s revenue generating activities, as compared to the three month months ended September 30, 2020.

Selling, general and administrative

Selling, general and administrative expenses increased by $51,994, or 20%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due primarily to an increase in sales and marketing staff, as offset by a reduction in accounting fees and stock-based compensation.

Depreciation and amortization

Depreciation and amortization remained flat in the three months ended September 30, 2021 as compared to the same period in 2020.

Loss from Operations

We reported a loss from operations for the three months ended September 30, 2021 of $(203,530), which was an decrease of 13% compared to the operating loss of $(234,369) for the three months ended September 30, 2020.

Interest expense

Interest expense increased by $517, or 3%, in the three months ended September 30, 2021 as compared to the 2020 period. The overall increase resulted from increases related to the EIDL Note and the Second PPP Note as offset by decreases from the restructuring of our notes payable to VPEG and repayment of the Kodak Note and the Matheson Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Other Income/expense

We reported other income of $171,173 in 2021, all of which resulted from a gain on forgiveness of debt and interest recognized in connection with the forgiveness of the First PPP Loan. See Note 5, Notes Payable, to the consolidated financial statements for more information. This compares to $7,000 of other income reported in the 2020 period resulting from a grant under the EIDL loan program.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the three months ended September 30, 2021 was $(51,195), or $(0.00) per share, compared to a loss applicable to common stockholders of $(245,690), or $(0.01) per share, for the three months ended September 30, 2020 on weighted average shares of 28,037,713 and 28,037,713, respectively. Excluding the other income recorded from the gain on PPP loan forgiveness of $171,173, loss applicable to common stockholders was $(222,368), or $(0.01) per share, a decrease of 9% as compared to the 2020 period.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	For the Nine Months Ended September 30,			Percentage
($ in thousands)	2021	2020	Change	Change
Total revenue	$619.5	$718.2	$(98.7)	-14%

Total cost of revenue	356.3	443.9	(87.6)	-20%

Gross profit	263.2	274.4	(11.1)	-4%

Operating expenses
Selling, general and administrative	763.0	834.1	(71.1)	-9%
Depreciation and amortization	15.4	14.5	0.9	6%
Total operating expenses	778.4	848.6	(70.2)	-8%
Loss from operations	(515.1)	(574.2)	59.1	-10%
Other income/expense
Interest expense	(42.5)	(71.1)	28.6	-40%
Other income	172.5	7.0	165.5	2362%
Total other expense	130.0	(64.1)	194.1	-303%
Loss applicable to common stockholders	$(385.1)	$(638.3)	$253.2	-40%

Total Revenue

Total revenue decreased by $98,726, or 14%, in the nine months ended September 30, 2021 due to a decrease in hardbanding revenue generated by Pro-Tech as a result of less drilling in the first half of 2021 due to the effects of the pandemic. The overall decrease was partially offset by an increase in revenue during the third quarter of 2021 that resulted from an increase in the number of drilling rigs driving hardbanding revenue generated by Pro-Tech as compared to the third quarter of 2020.

Total Cost of Revenue

Total cost of revenue decreased by $87,614, or 20% in the nine months ended September 30, 2021 due primarily to decreases in materials, direct labor, other direct costs resulting from decreases in Pro-Tech’s revenue generating activities as compared to the nine months ended September 30, 2020.

Selling, general and administrative

Selling, general and administrative expenses decreased $71,080, or 9%, due to a reduction in accounting fees, stock-based compensation, and a reduction in penalties for late payment on the Kodak note.

Depreciation and amortization

Depreciation and amortization increased $896, or 6% due to fixed asset additions in the 2021 period.

Loss from Operations

We reported a loss from operations for the nine months ended September 30, 2021 of $(515,148) compared to an operating loss of $(574,220) for the nine months ended September 30, 2020, a decrease of 10%.

Interest expense

Interest expense decreased $28,621, or 40%, in the nine months ended September 30, 2021 period as compared to the same period in 2020 primarily due to the restructuring of our notes payable to VPEG and repayment of the Kodak Note and the Matheson Note which were partially offset by increases related to the EIDL Note and the Second PPP Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Other Income/expense

We reported other income of $172,513 in 2021, $171,173 of which resulted from a gain on forgiveness of debt recognized in connection with the forgiveness of principal and accrued interest on the First PPP Loan. See Note 5, Notes Payable, to the consolidated financial statements for more information. This compares to $7,006 of other income reported in the 2020 period which primarily resulted from a $7,000 grant under the EIDL program.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the nine months ended September 30, 2021 was $(385,099), or $(0.01) per share, compared to a loss applicable to common stockholders of $(638,299), or $(0.02) per share, for the nine months ended September 30, 2020 on weighted average shares of 28,037,713 and 28,037,713, respectively. Excluding the other income recorded from the gain on PPP loan forgiveness of $171,173, loss applicable to common stockholders was $(556,272), or $(0.02) per share, a decrease of 13% as compared to the 2020 period.

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

Capital Resources

During the nine months ended September 30, 2021, we obtained $296,000 from VPEG through the New VPEG Note. On September 3, 2021, we and VPEG entered into an amendment to the New Debt Agreement (the “Third Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

As of November 12, 2021 and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of November 12, 2021 the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $562,724.

Paycheck Protection Program Loans

On April 15, 2020, we received loan proceeds in the amount of $168,800 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “First PPP Loan”) is evidenced by a promissory note (the “First PPP Note”) issued by us, dated April 14, 2020, in the principal amount of $168,800 with Arvest Bank. As of August 6, 2021, we received notice from Arvest Bank and the SBA that the full amount of the First PPP Loan had been forgiven. The amount forgiven, including principal of $168,800 and accrued interest of $2,373, has been recorded as other income in the accompanying consolidated financial statements. The entire amount of recorded gain on forgiveness of the First PPP Loan will be excluded from income for tax purposes.

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

We recorded interest expense of $7,453 related to the EIDL Note for the nine months ended September 30, 2021.

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

Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(516,300)	$(299,129)
Net cash used in investing activities	(32,998)	(9,758)
Net cash provided by financing activities	394,622	565,903
Net increase (decrease) in cash and cash equivalents	(154,676)	257,016
Cash and cash equivalents at beginning of period	192,337	17,076
Cash and cash equivalents at end of period	$37,661	$274,092

Net cash used in operating activities for the nine months ended September 30, 2021 was $516,300. Net loss adjusted for non-cash items (depreciation, amortization, and Paycheck Protection Program loan forgiveness) used cash of $413,050. Changes in operating assets and liabilities used cash of $103,250. The most significant uses of cash were increases in accounts receivable due to timing of collections, inventory due to purchases, and prepaids and other current assets, as well as a decrease in accounts payable. These changes were partially offset by cash provided by a decrease in other receivables due to a refund of a receivable for tax overpayment and an increase in accrued and other short-term liabilities.

This compares to cash used in operating activities for the nine months ended September 30, 2020 of $299,129. Net loss adjusted for non-cash items (depreciation, amortization, and share based compensation expense) used cash of $433,700. Changes in operating assets and liabilities provided cash of $134,571. The most significant drivers were decreases in accounts receivable (due to timing of collections) which were partially offset by decreases in accounts payable, prepaids and other current assets, and accrued and other short-term liabilities.

Net cash used in investing activities for the nine months ended September 30, 2021 was $32,998 due to fixed asset purchases. This compares to $9,758 used by investing activities for the nine months ended September 30, 2020 due to fixed asset purchases.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $394,622 compared to $565,903 in net cash provided by financing activities during the nine months ended September 30, 2020. In each of 2021 and 2020 periods, net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, net of repayments, in addition to debt financing proceeds from two PPP loans and the EIDL Note.

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

For the nine months ended September 30, 2021 and 2020, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $13,056 and $13,056 has been recorded at September 30, 2021 and December 31, 2020, respectively. We suffered no bad debt losses in the nine months ended September 30, 2021 and 2020, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of September 30, 2021, two customers comprised 51% of our gross accounts receivables. For the three and nine months ended September 30, 2021, three and four customers comprised 54% and 72% of our total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at September 30, 2021 and December 31, 2020, and the goodwill balances of $145,149 at the end of each period are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2020, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at September 30, 2021 and 2020, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at September 30, 2021 and September 30, 2020. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we are still in the process of remediating as of September 30, 2021, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our management has identified the steps necessary to address the material weaknesses, and through the date of this report, we continued to assess and implement remedial procedures. In order to address the foregoing material weaknesses, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we intend to look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements. In addition, we intend to implement additional preventive and detective controls, including establishment of new procedures for oversight over cyber security by our Board of Directors, employee cyber security training, and implementation of new risk assessment and incident response protocols.

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

Due to resource constraints, from time to time we have not had the resources to fund sufficient staff and pay professional fees to ensure that all of our reports are filed timely. However, our management continues to actively seek additional sources of capital which we believe will allow us to increase our staffing levels and remain current on our obligations to our external professional services providers. We resumed timely public reporting practices for our third quarter 2021 periodic report.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the first nine months of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first nine months of fiscal year 2021 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first nine months of fiscal year 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the nine months ended September 30, 2021, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first nine months of fiscal year 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.3	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020)

10.4	Amendment No. 2 to Loan Agreement, dated February 8, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed February 9, 2021)

10.5	Amendment No. 3 to Loan Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed September 3, 2021)

10.6	Promissory Note issued by the Company to Arvest Bank dated April 13, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 10, 2021)

10.7	Amended and Restate Promissory Note by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed September 3, 2021)

10.8	Loan Authorization and Agreement by and between the Company and the U.S. Small Business Administration dated June 11, 2020 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed August 10, 2021)

10.9	Promissory Note issued by the Company to Arvest Bank dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 10, 2021)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	Inline XBRL Instance Document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date:	November 12, 2021	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director