Form 10-K
period 2021-12-31
VICTORY OILFIELD TECH, INC.
filed 2022-04-15
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2021 was approximately $394,000 based on the closing price of such stock and such date of $0.51.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of April 11, 2022 was 28,037,713.

DOCUMENTS INCORPORATED BY REFERENCE None.

VICTORY OILFIELD TECH, INC.

ANNUAL REPORT ON

FORM 10-K

For the year ended December 31, 2021

i

INTRODUCTORY NOTE

Use of Terms

In this report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” and “Company” refer to Victory Oilfield Tech, Inc., a Nevada corporation, together with its wholly owned subsidiary, Pro-Tech Hardbanding Services, Inc. from July 31, 2018, the date of acquisition.

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

Our wear-resistant alloys reduce drill-string torque, friction, wear and corrosion in a cost-effective manner, while protecting the integrity of the base metal. We apply our coatings using advanced welding techniques and thermal spray methods. We also utilize common materials, such as tungsten carbide to chromium carbide, to deliver the optimal solution to the customers. Some of our hardbanding processes protect wear in tubulars using materials that achieve a low coefficient of friction to protect the drill string and casing from abrasion.

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

Our Industry and Market

The following information excerpts were sourced from a September 2020 “Anti-Corrosion Coatings Market Size Report, 2020-2027” published by Grand View Research (Report ID: CVR-4-68039-128-0), available at www.grandviewresearch.com

The global anti-corrosion coatings market size was valued at USD 27.2 billion in 2019 and is expected to grow at a compound annual growth rate (CAGR) of 4.6% from 2020 to 2027. The rising demand for thin-walled durable metallic components in the manufacturing of lightweight products, which are used in various industries including building and construction, automotive, marine, and oil & gas is expected to propel the market growth over the forecast period. Amid the global COVID-19 pandemic, the demand for anti-corrosion coatings has increased primarily in the oil and gas and marine application industries owing to the reduced exploration and marine operation. The machines and equipment, which are not in operations need maintenance so as to avoid the degradation and rusting as such equipment has crude oil residual, water, salt, and other chemicals, which cause corrosion.

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

Employees

We have eight full-time employees as of April 11, 2022. We believe that our relationships with our employees are satisfactory. We utilize the services of independent contractors to perform various daily operational and administrative duties.

Seasonal Trends

We have not experienced and do not expect to experience seasonal trends in future business operations.

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

As of December 31, 2021, we had $52,908 of cash, total current assets of $262,477, current liabilities of $3,906,778 and a working capital deficit of $3,644,301. Our current liabilities mainly include accounts payable and short-term notes payable. We are currently unable to pay all of our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we have incurred losses of $260,859 and $953,858 for the years ended December 31, 2021 and 2020, respectively.

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

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed or may develop proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. It is possible that we, or these third parties, could incur interruptions from cyber security attacks, computer viruses or malware (including ransomware), or that third party service providers could cause a breach of our data. Any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to, or breaches of, our information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt our business operations. There can be no assurance that the procedures and controls that we utilize to monitor, and mitigate our exposure to, these threats will be sufficient in preventing security threats from materializing. To our knowledge we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer material losses in the future either as a result of an interruption to or a breach of our systems or those of our third party vendors and service providers.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified material weaknesses. These material weaknesses were associated with our lack of sufficient segregation of duties within accounting functions, lack of documentation for certain expense transactions, and our lack of sufficient oversight over cyber security. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

Risks Related to Our Common Stock

Because we did not timely comply with our SEC filing obligations, our common stock was downgraded to the OTC Pink Market which may limit our trading market and may adversely affect the liquidity of our common stock.

We did not timely file with the SEC our quarterly and annual reports during 2019 and 2020 and our quarterly reports for the first and second quarters of 2021. As a consequence, our common stock was moved from the OTCQB Venture Market to the OTC Pink Market, which is a more limited market than the OTCQB marketplace. Securities on the Pink Market are more volatile, and the risk to investors is greater. We resumed timely public reporting practices for our third quarter 2021 periodic reports. The quotation of our common stock on the OTC Pink Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have an adverse impact on our ability to raise capital in the future.

We intend to reapply to the OTC Markets Group for our common stock to trade on the OTCQB, which application may or may not be approved. There can be no assurance that there will be a more active market for our shares of common stock either now or in the future or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, our stockholders may not find purchasers for our securities should they to desire to sell them.

On September 16, 2020, the Securities and Exchange Commission (“SEC”) adopted extensive amendments to Rule 15c2-11 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Rule governs the publication of quotations for securities in the over-the-counter (“OTC”) market, including the OTC Pink Market where our common stock is quoted. Rule 15c2-11 makes it unlawful for a broker-dealer to initiate a quotation for a security unless the broker dealer has in its records prescribed information about the issuer that is current and publicly available. The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly and annual reports during 2019 and 2020 and our quarterly reports for the first and second quarters of 2021. Our quarterly report for the third quarter of 2021 and this annual report for the year ended 2021 were filed timely. We continue to actively seek additional sources of capital which we believe will allow our current public reporting to remain timely.

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

As of December 31, 2021, we had outstanding stock options to purchase an aggregate of 211,186 shares of common stock and warrants to purchase an aggregate of 2,648,621 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants and we would be able to obtain a higher price for our common stock than we would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and the terms on which we could obtain additional financing. The ownership interest of our existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

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

There was no further activity related to this case during the years ended December 31, 2021 and 2020, respectively.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Market operated by OTC Markets Group under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2021 and 2020. Since May 20, 2019 the high and low bid price data for our common stock are reported by the OTC Pink Market. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

The quotation of our common stock on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have an adverse impact on our ability to raise capital in the future.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2020	First Quarter	$0.70	$0.10
	Second Quarter	$0.75	$0.02
	Third Quarter	$0.33	$0.17
	Fourth Quarter	$0.26	$0.11
2021	First Quarter	$1.06	$0.10
	Second Quarter	$1.00	$0.20
	Third Quarter	$0.81	$0.12
	Fourth Quarter	$0.51	$0.11

Holders

On December 31, 2021, there were approximately 1,423 holders of record of our common stock. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Purchases of Equity Securities

We did not purchase any of our own common stock during 2021 or 2020.

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

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheets as of December 31, 2021 and 2020 and our audited consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes thereto.

In MD&A, we use “we,” “our,” “us,” “Victory” and “the Company” to refer to Victory Oilfield Tech. and its wholly-owned subsidiary, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2022 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2021 consolidated financial statements, we have suffered recurring losses from operations which raises substantial doubt about our ability to continue as a going concern.

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

We do not expect to experience any material impairments or changes in accounting judgements related to COVID-19. Although we continue to face a period of uncertainty regarding the ongoing impact of the COVID-19 pandemic and emergence of new variants on projected customer demand, market conditions continue to gradually improve. In the midst of this challenging environment, we remain focused on taking the necessary steps to respond appropriately to changes in our business through specific contingency plans including (but not limited to): reviewing and monitoring planned capital expenditures, reviewing all operating expenses for opportunities to reduce and/or defer spending, and exploring new sources of revenue.

We continue to monitor the evolving situation related to COVID-19 including guidance from federal, state, and local public health authorities and may take additional actions based on these recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 or the emergence of new variants on our results of operations, cash flows and liquidity in the future, but they could be material.

Two additional issues continue to affect national and global market conditions. First, supply chain disruptions have become more frequent in recent months. Thus far, we have not experienced material adverse effects from materials shortages; however, timely sourcing of certain materials is of increased concern. Second, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue in 2022. This shortage could affect some of our customers which could impact our revenue, volume, and profitability. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

VPEG Note

During the period of January 1, 2022 through April 11,2022 we received additional loan proceeds of $77,000 from VPEG pursuant to the New VPEG Note (See Note 11, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

Filings with the SEC

On September 16, 2020, the Securities and Exchange Commission (“SEC”) adopted extensive amendments to Rule 15c2-11 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Rule governs the publication of quotations for securities in the over-the-counter (“OTC”) market, including the OTC Pink Market where our common stock is quoted. Rule 15c2-11 makes it unlawful for a broker-dealer to initiate a quotation for a security unless the broker dealer has in its records prescribed information about the issuer that is current and publicly available. The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers have restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner. For these reasons, we were unable to timely file our quarterly and annual reports during 2019 and 2020 and our quarterly reports for the first and second quarters of 2021. We resumed timely current public reporting practices as of the third quarter of 2021.

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

	For the Years Ended December 31,			Percentage
($ in thousands)	2021	2020	Change	Change
Total revenue	$815.3	$851.4	$(36.1)	-4%

Total cost of revenue	491.7	537.4	(45.7)	-9%

Gross profit	323.6	314.0	9.6	3%

Operating expenses
Selling, general and administrative	1,031.8	1,165.0	(133.2)	-11%
Depreciation and amortization	20.5	19.6	0.9	5%
Total operating expenses	1,052.3	1,184.6	(132.3)	-11%
Loss from operations	(728.7)	(870.6)	141.9	-16%
Other income/(expense)
Interest expense	(58.9)	(87.7)	28.8	-33%
Other income/(expense)	526.7	7.0	519.7	99%
Total other income/(expense)	467.8	(80.7)	548.5	-680%
Loss from operations before tax benefit	(260.9)	(951.3)	690.4	-73%
Tax benefit	-	(2.5)	2.5	0%
Loss applicable to common stockholders	$(260.9)	$(953.8)	$692.9	-73%

Total Revenue

Total revenue decreased by $36,126, or 4%, in the year ended December 31, 2021 as compared to 2020 due to a decrease in hardbanding revenue generated by Pro-Tech as a result of less drilling in the first and second quarters of 2021 due to the effects of the pandemic, specifically novel variants. The overall decrease was partially offset by an increase in hardbanding revenue during the third and fourth quarters of 2021.

Total Cost of Revenue

Total cost of revenue decreased by $45,745, or 9%, in the year ended December 31, 2021 as compared to 2020 due primarily to decreases in materials, direct labor, other direct costs resulting from decreases in Pro-Tech’s revenue generating activities as compared to the year ended December 31, 2020. The majority of the reduction can be found in direct labor costs.

Selling, general and administrative

Selling, general and administrative expenses decreased by $133,247, or 11%, in the year ended December 31, 2021 as compared to 2020 due to a reduction in accounting fees, stock-based compensation, and penalties for late payment on the Kodak note. These decreases were partially offset by increases in sales salary and related sales expenses due to hiring of a new salesman.

Depreciation and amortization

Depreciation and amortization increased by $896, or 5%, during the year ended December 31, 2021 compared to 2020 due to fixed asset additions in the 2021 period.

Other income

We reported other income of $526,730 in the year ended December 31, 2021. Of the total amount, $171,173 resulted from a gain on forgiveness of debt recognized in connection with the forgiveness of principal and accrued interest on the First PPP Loan (See Note 5, Notes Payable, to the consolidated financial statements for more information). The remainder of $355,557 resulted primarily from de-recognition of certain accounts payable that are no longer recoverable under Texas law. This compares to $7,000 of other income reported in the year ended December 31, 2020 resulting from a grant under the EIDL program.

Interest expense

Interest expense decreased by $28,770, or 33%, in the year ended December 31, 2021 as compared to 2020 primarily due to the restructuring of our notes payable to VPEG and repayment of the Kodak Note and the Matheson Note which were partially offset by increases related to the EIDL Note and the Second PPP Note. See Note 6, Notes Payable, to the consolidated financial statements for more information.

Tax benefit

There is no material provision for income tax expenses recorded for the twelve months ended December 31, 2021 and 2020 due to the net operating losses, (“NOL”) in each of the respective years. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of our NOL carry forwards. Current standards require that a valuation allowance thus be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the year ended December 31, 2021 was $(260,859), or $(0.01) per share, compared to a loss applicable to common stockholders of $(953,858), or $(0.03) per share, for 2020 on weighted average shares of 28,037,713 in each of the respective periods.

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

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New VPEG Note to fund operations as we seek to generate positive cash flows from operations. See Note 6 “Notes Payable,” and Note 11 “Related Party Transactions,” to the accompanying consolidated financial statements for additional information regarding the New VPEG Note. In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources to support ongoing operations. We are addressing this need by developing additional capital sources which we believe will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

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

Capital Resources

During the twelve months ended December 31, 2021, we obtained $468,600 from VPEG through the New VPEG Note. On September 3, 2021, we and VPEG entered into an amendment to the New Debt Agreement (the “Third Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

As of the date of this Annual Report on Form 10-K and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of April 11, 2022 the remaining amount available to us for additional borrowings on the New VPEG Note, as amended, was approximately $372,000.

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. Working capital, defined as total current assets less total current liabilities, fluctuates depending on borrowing as well as effective management of receivables from our purchasers and payables to our vendors. We do not anticipate any material capital expenditures during the twelve months following December 31, 2021. We believe that material cash requirements for operating expenditures in excess of cash provided by operations may range from $0 per month to $20,000 per month during the twelve months following December 31, 2021.

Our long-term material cash requirements from currently known obligations consist of repayment of outstanding borrowings and interest payment obligations.

The following table summarizes our estimated material cash requirements for known obligations as of April 15, 2022. This table does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments. The following table does not include any cash requirements related to our office space in Texas or the Pro-Tech facility in Oklahoma because the office space in Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma is cancellable at any time by giving notice of 90 days.

($ in thousands)	Payments Due by Period
Material Cash Requirements	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Economic Injury Disaster Loan repayment	$150.0	$8.8	$17.5	$17.5	$106.2
Paycheck Protection Program Loan (1)	98.6	-	49.3	49.3	-
New VPEG Note	3,550.3	3,550.3			-
	$3,798.9	$3,559.1	$66.8	$66.8	$106.2

(1)	we intend to apply for full forgiveness of this loan

We believe it will be necessary to obtain additional liquidity resources satisfy our material cash requirements. We are addressing our liquidity needs by seeking to generate positive cash flows from operations and developing additional backup capital sources.

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

We recorded interest expense of $5,703 and $3,187 related to the EIDL Note for the years ended December 31, 2021 and 2020, respectively.

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

Cash Flow

The following table provides detailed information about our net cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
($ in thousands)	2021	2020
Net cash used in operating activities	$(658.0)	$(508.2)
Net cash provided by (used in) investing activities	(33.0)	(9.8)
Net cash provided by financing activities	551.6	693.2
Net decrease in cash and cash equivalents	(139.4)	175.2
Cash and cash equivalents at beginning of period	192.3	17.1
Cash and cash equivalent at end of period	$52.9	$192.3

Net cash used in operating activities for the year ended December 31, 2021 was $658,026. Net loss adjusted for non-cash items (depreciation, amortization, and Paycheck Protection Program loan forgiveness) used cash of $255,860. Changes in operating assets and liabilities used cash of $402,166. The most significant uses of cash were increases in accounts receivable due to timing of collections, inventory due to purchases, and prepaids and other current assets, as well as a significant decrease in accounts payable. These changes were partially offset by cash provided by a decrease in other receivables due to a refund of a receivable for tax overpayment and an increase in accrued and other short-term liabilities.

This compares to net cash used in operating activities for the year ended December 31, 2020 of $508,162. Net loss adjusted for non-cash items (impairment of intangible assets, depreciation, amortization, and share based compensation expense) used cash of $711,385. Changes in operating assets and liabilities provided cash of $203,223. The most significant drivers were decreases in accounts receivable (due to timing of collections) and other receivables, inventory, and prepaid and other current assets. These decreases, which provided net cash, were partially offset by decreases in accrued liabilities and accounts payable, which used net cash.

Net cash provided by/used in investing activities for the year ended December 31, 2021 was $32,998 due to fixed asset purchases. This compares to $9,758 of cash used by investing activities for the year ended December 31, 2020 due to fixed asset purchases.

Net cash provided by financing activities for the year ended December 31, 2021 was $551,595 compared to $693,181 in net cash provided by financing activities during the year ended December 31, 2020. In each of 2021 and 2020 periods, net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, net of repayments, in addition to debt financing proceeds from two PPP loans and the EIDL Note. See Note 6, Notes Payable, to the consolidated financial statements, and Note 11, Related Party Transactions, to the consolidated financial statements for more information regarding our financing activities.

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

Cash and Cash Equivalents:

We consider all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. We had no cash equivalents at December 31, 2021 and 2020.

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

See Note 3, Property, plant and equipment, to the consolidated financial statements for further information.

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

Inventories are valued at the lower of cost or net realizable value with cost being determined on the weighted average cost method. Elements of cost in inventories include raw materials and direct labor.

Supplies are valued at the lower of cost or net realizable value; cost is generally determined by the first-in first-out cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.

At December 31, 2021 and 2020, the carrying value of our financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $5,002 and $13,056 has been recorded at December 31, 2021 and 2020, respectively. We suffered no bad debt losses in 2021. We suffered $14,377 of bad debt losses in 2020. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of December 31, 2021, three customers comprised 64.9 % of our gross accounts receivables. For the year ended December 31, 2020, four customers comprised 60.1 % of our total revenue.

Inventory

Our inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2021 or 2020.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at December 31, 2021 and 2020, and the goodwill balances of $145,149 at December of each year are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2021, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

For the years ended December 31, 2021 and 2020, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

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

Share-Based Compensation

From time to time we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 8, Warrants for Stock, and Note 9, Stock Options to the consolidated financial statements, for further information.

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

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2021 and 2020, respectively. The weighted average number of common shares outstanding was 28,037,713 at each of December 31, 2021 and 2020. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table outlines outstanding common stock shares and common stock equivalents.

	Years Ended December 31,
	2021	2020
Common Stock Shares Outstanding	28,037,713	28,037,713
Common Stock Equivalents Outstanding
Warrants	2,648,621	2,706,847
Stock Options	211,186	211,186
Total Common Stock Equivalents Outstanding	2,859,807	2,918,033

RECENTLY ADOPTED ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Effective January 1, 2021, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and updating provisions related to accounting for franchise (or similar) tax partially based on income and interim recognition of enactment of tax law changes. The adoption of ASU 2019-12 did not have a material impact on our financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance will be effective for us for the fiscal year, and interim periods within the fiscal year, beginning January 1, 2023, though early adoption is permitted. We are currently reviewing this guidance to assess the potential impact on our consolidated financial statements.

We believe that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on our present or near future financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2021, our internal control over financial reporting was not effective due to the following material weaknesses.

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

We did not retain adequate records to support a small number of expense transactions. These were typically purchases occurring within the normal course of business in amounts less than $2,000 from vendors that offered substantial discounts in exchange for cash payments. In some cases, for the sake of expediency, invoices were not provided by the vendor. This resulted in a risk that could have materially impacted cost of sales and operating expenses. These deficiencies, while not necessarily material on an individual basis, aggregate to a material weakness. To cure the foregoing material weakness, we will work with our operations staff to eliminate potential transactions where sufficient documentation will not be provided by the prospective vendor.

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

The lack of full time accounting personnel and financial constraints resulting in delayed payments to our external professional services providers restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner during 2019, 2020, and the first six months of 2021. For these reasons, we were unable to timely file our quarterly reports and annual report during 2019 and 2020, and the first and second quarters of 2021.

Due to resource constraints, over a period of approximately thirty months we did not have the resources to fund sufficient staff and pay professional fees to ensure that all our reports were filed timely. However, our management has recently obtained, and continues to actively seek, additional sources of capital which allowed us to bring current our obligations to our external professional services providers. We resumed timely public reporting practices as of the third quarter of 2021.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Except for the identified material weaknesses, there was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2021, that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding the names, ages (as of April 11, 2022) and positions held by each of our executive officers.

Name	Age	Positions Held
Kevin DeLeon	54	Chief Executive Officer, President, Principal Financial and Accounting Officer and Director
Ronald W. Zamber	60	Chairman of the Board of Directors
Robert Grenley	64	Director
Ricardo A. Salas	57	Director

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of our Company, the Board considered transactions and relationships between our Company and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). For the year ended December 31, 2021, the Board has determined that the following directors and director nominees are independent as defined in applicable SEC and Nasdaq Stock Market rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Marketplace Rule 5605: Ron Zamber, Rob Grenley, and Ricardo A. Salas.

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

Delinquent Section 16(a) Reports

None.

Item 11. Executive Compensation

Summary Compensation Table - Fiscal Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Kevin DeLeon, Chief Executive Officer (2)	2021	109,000	—	109,000
	2020	109,000	—	109,000

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	On October 25, 2019 we entered into an employment agreement with Mr. Kevin DeLeon having a term of one year. Pursuant to the employment agreement, we agreed to pay Mr. DeLeon a salary of $120,000 per year, effective November 1, 2019. In addition, in consideration for past services, we issued Mr. DeLeon a three year warrant to purchase 100,000 shares of the Company’s stock at $0.80 per share. Mr. DeLeon will also be eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and our generally applicable policies. On October 26, 2020, the term of the employment agreement was extended to October 31, 2021, with all other terms in the employment agreement remaining in effect. Mr. DeLeon and the Company have agreed to continue Mr. DeLeon’s employment beyond the extended October 31, 2021 termination of the employment agreement, on the same terms as set forth in the employment agreement, terminable at the option of either party.

Director Compensation

No member of our Board of Directors received any compensation for services as a director during the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of April 11, 2022 (i) by each person who is known by us to beneficially own more than 5% of our voting stock; (ii) by each of our officers, directors and director nominees; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our Company, 3355 Bee Caves Road, Suite 608, Austin, Texas 78746.

				Amount of Beneficial Ownership(1)			Percent of
Name and Address of Beneficial Owner	Shares	Options	Warrants	Common Stock	Series D PS Converted to CS	Percent of Common Stock(2)	Total Voting Stock(3)
Ronald Zamber, Director (4)	7,261,501	-	1,903,143	9,164,644	-	30.61%	30.61%
Robert Grenley, Director (5)	3,357	-	-	3,357	-	0.01%	0.01%
Ricardo A. Salas, Director (6)	20,000,000	-	-	20,000,000	-	71.33%	71.33%
Kevin DeLeon, Interim CEO and Director (7)	-	-	100,000	100,000	-	0.36%	0.36%
All directors and officers as a group (4 persons named above)	27,264,858	-	2,003,143	29,268,001	-	97.43%	97.43%

Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 28,037,713 shares of our common stock outstanding as of April 11, 2022.

(3)	There were no shares of voting stock other than common stock outstanding as of April 11, 2022.

(4)	Includes 291,866 shares of common stock; 4,382,872 shares of common stock owned by Navitus Energy Group, of which Mr. Zamber is the managing member of its managing partner, James Capital Consulting, LLC; 2,787 shares of common stock and warrants for the purchase of 2,343 shares of common stock exercisable within 60 days owned by James Capital Consulting, LLC; 64,951 shares of common stock owned by Visionary Investments, LLC, of which Dr. Zamber is sole member; and 2,519,025 shares of common stock and warrants for the purchase of 1,900,800 shares of common stock exercisable within 60 days owned by Visionary Private Equity Group I, LP, of which Dr. Zamber is senior managing director of its general partner, Visionary PE GP I, LLC.

(5)	Includes 3,357 shares of common stock.

(6)	Represents 20,000,000 shares issued to Armacor Victory Ventures, LLC, pursuant to the Supplementary Agreement, dated April 10, 2018 among the Company and Armacor Victory Ventures, LLC. Mr. Salas is the managing member of Armacor Victory Ventures, LLC.

(7)	Includes warrants for the purchase of 100,000 shares of common stock exercisable within 60 days owned by Mr. DeLeon.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2021.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,186	$2.15	15,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	211,186	$2.15	15,000,000

In 2014, our Board of Directors and stockholders approved our 2014 Long Term Incentive Plan. No shares remain available under the 2014 Long Term Incentive Plan.

In 2017, our Board of Directors and stockholders approved our 2017 Equity Incentive Plan. As of December 31, 2021, no shares have been granted under our 2017 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There have been no transactions since the beginning of our 2020 fiscal year, and there are no any currently proposed transactions, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our board of directors has determined that Ron Zamber, Robert Grenley and Ricardo A. Salas are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2021 and 2020, we paid $119,715 and $133,845, respectively, in fees to our principal accountants.

Tax Fees

None.

All Other Fees

None.

All fees described above for the years ended December 31, 2021 and 2020, were approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to the Consolidated Financial Statements:

(2) Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

10.3	Loan Agreement, dated April 10, 2018, by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2018)

10.4	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020)

10.5	Amendment No. 2 to Loan Agreement, dated February 8, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 9, 2021).

10.6	Amendment No. 3 to Loan Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.7] to the Annual Report on Form 10-K filed September 3, 2021).

10.8	Promissory Note issued by the Company to Arvest Bank dated April 13, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 10, 2021.

10.9	Loan Authorization and Agreement by and between the Company and the U.S. Small Business Administration dated April 13, 2020 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 10, 2021

10.10	Amended and Restated Promissory Note by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed September 3, 2021)

10.11	Promissory Note issued by the Company to Arvest Bank dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 10, 2021)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2017)

99.2	Compensation Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 20, 2017)

101.INS++	Inline XBRL Instance Document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Victory Oilfield Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Oilfield Tech, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Description of the Critical Audit Matter

The Company has recognized revenue from oilfield services during the year ended December 31, 2021 totaling $815, 267.

The Company generates revenue from contracts with customers in the oilfield service industry, which is notorious for its handshake and undocumented agreements and arrangements. Revenue recognition from these agreements and arrangements, including the appropriate recognition, measurement, and disclosure, was significant to our audit because the amounts resulting from these transactions are material to the Company’s consolidated financial statements. Auditing these transactions is critical because of the nature and extent of auditor effort required to address the matter, and the risk that these transactions are inappropriately considered for recognition, measurement, or disclosure.

How We Addressed the Critical Audit Matter in Our Audit

We obtained an understanding and evaluated the design of controls over the Company’s recognition, measurement, and disclosure of revenue from contracts with customers. Our procedures also included, among others, vouching revenues recognized to evidence of the completion of the contract, and inquiring of management and staff about unusual revenue terms.

WEAVER AND TIDWELL, L.L.P.

We have served as Victory Oilfield Tech, Inc.’s auditor since 2013.

Austin, Texas

April 15, 2022

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$52,908	$192,337
Accounts receivable, net	153,383	149,972
Inventory	24,915	17,007
Other receivables	-	48,560
Prepaid and other current assets	31,271	27,884
Total current assets	262,477	435,760

Property, plant and equipment	764,739	731,741
Accumulated depreciation	(521,534)	(375,614)
Property, plant and equipment, net	243,205	356,127
Goodwill	145,149	145,149
Other intangible assets, net	113,575	130,827
Total Assets	$764,406	$1,067,863

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$100,754	$536,955
Accrued and other short term liabilities	66,826	66,645
Short term advance from shareholder	180,150	185,150
Short term notes payable, net	8,772	-
Short term notes payable - affiliate, net	3,550,276	3,081,676
Total current liabilities	3,906,778	3,870,426
Long term notes payable, net	239,850	318,800
Total long term liabilities	239,850	318,800
Total Liabilities	4,146,628	4,189,226

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares issued and outstanding at each of December 31, 2021 and 2020	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares issued and outstanding at each of December 31, 2021 and 2020	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(98,916,098)	(98,655,239)
Total stockholders’ equity	(3,382,222)	(3,121,363)
Total Liabilities and Stockholders’ Equity	$764,406	$1,067,863

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Total revenue	$815,267	$851,393

Total cost of revenue	491,682	537,427

Gross profit	323,585	313,966

Operating expenses
Selling, general and administrative	1,031,762	1,165,009
Depreciation and amortization	20,505	19,609
Total operating expenses	1,052,267	1,184,618
Loss from operations	(728,682)	(870,652)
Other income/(expense)
Other income	526,730	7,000
Interest expense	(58,907)	(87,677)
Total other income/(expense)	467,823	(80,677)
Loss from operations before tax benefit	(260,859)	(951,329)
Tax expense	-	(2,529)
Loss applicable to common stockholders	$(260,589)	$(953,858)

Loss per share applicable to common stockholders
Loss per share, basic and diluted	$(0.01)	$(0.03)
Weighted average shares, basic and diluted	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(260,859)	$(953,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	13,000	25,018
Amortization of intangible assets	17,252	17,252
Depreciation	145,920	133,537
Paycheck Protection Program loan forgiveness	(171,173)	-
Share-based compensation	-	66,666
Changes in operating assets and liabilities:
Accounts receivable	(3,411)	360,254
Other receivables	48,560	13,872
Inventory	(7,908)	33,046
Prepaid and other current assets	(3,387)	88,055
Accounts payable	(436,201)	(182,056)
Accrued and other short term liabilities	181	(109,948)
Net cash used in operating activities	(658,026)	(508,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(32,998)	(9,758)
Net cash used in investing activities	(32,998)	(9,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - affiliate	455,600	1,102,776
Payments on notes payable	-	(728,395)
Repayment of short-term advance from shareholder	(5,000)	-
Proceeds from long term notes payable	100,995	318,800
Net cash provided by financing activities	551,595	693,181
Net change in cash and cash equivalents	(139,429)	175,261
Beginning cash and cash equivalents	192,337	17,076
Ending cash and cash equivalents	$52,908	$192,337

	For the Years Ended December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for:
Interest	$58,907	$87,677

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,684,164	$(94,701,381)	$2,234,171
Share based compensation	-	-	-	-	-	66,666	-	66,666
Loss attributable to common stockholders	-	-	-	-	-	-	(953,858)	(953,858)
December 31, 2020 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)
Loss attributable to common stockholders	-	-	-	-	-	-	(260,859)	(260,859)
December 31, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)

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

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. The Company has incurred an accumulated deficit of $(98,916,098) through December 31, 2021, and has a working capital deficit of $(3,644,301) at December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as our management continues efforts to leverage the Company’s intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. The Company intends to meet near-term obligations through funding under the New VPEG Note (see Note 11, Related Party Transactions) as it seeks to generate positive cash flow from operations.

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

Capital Resources

During 2021 the Company received loan proceeds of $468,600 from VPEG. As of the date of this report and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report the remaining amount available to the Company for additional borrowings on the New VPEG Note was approximately $372,000. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at December 31, 2021 and December 31, 2020.

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

Inventories are valued at the lower of cost or net realizable value with cost being determined on the weighted average cost method. Elements of cost in inventories include raw materials and direct labor.

Supplies are valued at the lower of cost or net realizable value; cost is generally determined by the first-in, first-out cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.

At December 31, 2021 and 2020, the carrying value of the Company’s financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

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

For the twelve months ended December 31, 2021 and 2020, the Company recognized revenue of $815,267 and $851,393, respectively from contracts with oilfield operators. See Note 12 “Segment and Geographic Information and Revenue Disaggregation” for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $5,002 and $13,056 has been recorded at December 31, 2021 and 2020, respectively. The Company suffered no bad debt losses in 2021 and bad debt losses of $26,545 in 2020. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of December 31, 2021 and 2020, three and four customers comprised 64.9% and 73% of the Company’s gross accounts receivables, respectively. For the years ended December 31, 2021 and 2020, four and two customers comprised 60.1% and 64%, respectively, of the Company’s total revenues.

Inventory

The Company’s inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2021 and 2020.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at December 31, 2021 and 2020, and the goodwill balances of $145,149 at December of each year are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2021, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

See Note 4, Goodwill and Other Intangible Assets, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2021 and 2020, respectively. The weighted average number of common shares outstanding was 28,037,713 at each of December 31, 2021 and 2020. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the exercise prices of these instruments outstanding, all potentially dilutive common stock equivalents are considered anti-dilutive.

The following table outlines outstanding common stock shares and common stock equivalents:

	Years Ended December 31,
	2021	2020
Common Stock Shares Outstanding	28,037,713	28,037,713
Common Stock Equivalents Outstanding
Warrants	2,648,621	2,706,847
Stock Options	211,186	211,186
Total Common Stock Equivalents Outstanding	2,859,807	2,918,033

Note 2 – Recent Accounting Pronouncements

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance will be effective for the Company for the fiscal year, and interim periods within the fiscal year, beginning January 1, 2023, though early adoption is permitted. The Company is currently reviewing this guidance to assess the potential impact on its consolidated financial statements.

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Effective January 1, 2021, the Company adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and updating provisions related to accounting for franchise (or similar) tax partially based on income and interim recognition of enactment of tax law changes. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

Note 3 – Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following at December 31:

	December 31,
	2021	2020
Trucks	$393,055	$360,057
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and office equipment	12,767	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	764,739	731,741
Less -- accumulated depreciation	(521,534)	(375,614)
Property, plant and equipment, net	$243,205	$356,127

Depreciation expense for the twelve months ended December 31, 2021 and 2020 was $145,920 and $133,537, respectively.

Note 4 – Goodwill and Other Intangible Assets

The Company recorded $17,252 and $17,252 of amortization of intangible assets for the twelve months ended December 31, 2021 and 2020, respectively.

The following table shows intangible assets, other than goodwill, and related accumulated amortization as of December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization & impairment	(58,944)	(41,693)
Other intangible assets, net	$113,575	$130,827

Note 5 – Income Taxes

There was no material provision for (benefit of) income taxes for the years ended December 31, 2021 and 2020, after the application of ASC 740 “Income Taxes.”

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

For the years ending December 31, 2021 and 2020, the Company incurred a net operating loss carry forward of $324,000 and $668,000, respectively. Combined with the Section 382 limitation, as of December 31, 2021 the Company has net operating losses available of approximately $8,954,000 which will expire in between 2028 and 2038, and $2,937,000 that will carryforward indefinitely. Total Combined NOL is $11,891,000. Capital loss carryovers may only be used to offset capital gains.

Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020, respectively. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

All deferred income tax assets and liabilities, including NOL’s have been measured using a 25.7% rate and are reflected in the valuation of these assets as of December 31, 2021.

Significant components of the Company’s deferred income tax assets are as follows:

	2021	2020
Net operating loss carryforwards	$2,543,000	$2,268,000
Depreciation	(45,000)	(78,000)
Equity based expenses	278,000	244,000
Other	(29,000)	11,000
Deferred taxes	2,747,000	2,600,000
Valuation allowance	(2,747,000)	(2,600,000)
Net deferred income tax assets	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2021	2020
Federal taxes at statutory rate	21%	21.0%
Noncompulsory stock warrants	4.7%	0.0%
State tax & other permanent items	16.5%	1.3%
Change in state tax rate	13%	1.8%
Intangible impairment	0.0%	0.0%
Change in valuation allowance	(55.2)%	(24.1)%
Effective income tax rate	0.0%	0.0%

ASC 740 provides guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2021 and 2020 the Company does not have a liability for unrecognized tax benefits.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years 2018 and forward are open and subject to examination by the Federal taxing authority. The Company is not currently under examination and it has not been notified of a pending examination.

Note 6 – Notes Payable

Notes payable were comprised of the following at December 31:

	2021	2020
Economic Injury Disaster Loan	$150,000	$150,000
Paycheck Protection Program Loan	98,622	168,800
New VPEG Note	3,550,276	3,081,676
Total notes payable	3,798,898	3,400,476

Current portion of notes payable	3,559,048	3,081,676
Long term notes payable, net	$239,850	$318,800

Amortization of discount and issuance costs during the year ended December 31, 2020 was $25,018.

Future payments on notes payable at December 31, 2021 were:

2022	$3,559,048
2023	107,394
2024	8,772
2025	8,772
2026	8,772
2027 and beyond	106,140
Total	$3,798,898

Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds in the amount of $168,800 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “First PPP Loan”) was evidenced by a promissory note (the “First PPP Note”) issued by the Company, dated April 14, 2020, in the principal amount of $168,800 with Arvest Bank.

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

The Company made payments of $5,117 and $0 on the EIDL Note for the years ended December 31, 2021 and 2020, respectively.

The Company recorded interest expense of $3,187 and $5,703 related to the EIDL Note for the years ended December 31, 2021 and 2020, respectively.

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

The Company recorded interest expense of $25,018 related to the Matheson Note for the twelve months ended December 31, 2020.

New VPEG Note

See Note 11, Related Party Transactions, for a definition and description of the VPEG Note and the New VPEG Note. The outstanding balance on the New VPEG Note was $3,550,276 and $3,081,676 at December 31, 2021 and 2020, respectively. The Company recorded interest expense of $42,600 and $72,600 related to the New VPEG Note for the twelve months ended December 31, 2021 and 2020, respectively.

Note 7 – Stockholders’ Equity

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

Common Stock

The Company did not issue any shares of its common stock during the years ended December 31, 2021 and 2020.

Note 8 – Warrants for Stock

At December 31, 2021 and 2020 warrants outstanding for common stock of the Company were as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance January 1, 2020	2,783,626	$1.29
Granted	-	$-
Exercised	-	$-
Canceled	(76,779)	$9.14
Balance December 31, 2020	2,706,847	$1.07
Granted	-	$-
Exercised	-	-
Canceled	(58,226)	$5.27
Balance December 31, 2021	2,648,621	$0.98

All warrants were valued using the Black Scholes pricing model.

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2021:

	Warrants Outstanding		Weighted	Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $13.30	2,343	$9.50	1.68	2,343	$9.50
$0.75 – $3.51	2,646,278	$0.97	1.19	2,646,278	$0.97
	2,648,621			2,648,621

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2020:

	Warrants Outstanding		Weighted	Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $13.30	41,090	$6.83	0.53	41,090	$6.83
$0.75 – $3.51	2,665,757	$0.98	2.18	2,665,757	$0.98
	2,706,847			2,706,847

At each of December 31, 2021 and 2020 the aggregate intrinsic value of the warrants outstanding and exercisable was $0. The intrinsic value of a warrant is the amount by which the market value of the underlying warrant exercise price exceeds the market price of the stock at December 31 of each year.

Note 9 – Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the years ended December 31, 2021 and 2020. All options issued were non-qualified stock options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options Exercisable	Weighted Average Fair Value At Date of Grant
Outstanding at January 1, 2020	211,186	$2.15	—	167,326	$2.31
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2020	211,186	$2.15	$—	211,186	$2.15
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2021	211,186	$2.15	$—	211,186	$2.15

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the balance sheet date. If the exercise price exceeds the market value, there is no intrinsic value.

During the year ended December 31, 2021, the Company did not grant employee stock options or stock options for consulting services.

The fair value of the stock option grants is amortized over the respective vesting period using the straight-line method. Forfeitures and cancellations are recorded as they occur.

Compensation expense related to stock options included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020 was $0 and $66,666, respectively.

As of December 31, 2021, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Stock options are granted at the fair market value of the Company’s common stock on the date of grant. Options granted to officers and other employees vest immediately or over 36 months as provided in the option agreements at the date of grant.

The fair value of options granted are estimated using the Black-Scholes Option Pricing Model. No options were granted in 2021 or 2020.

The following table summarizes information about stock options outstanding at December 31, 2021:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52 - $13.30	211,186	5.48	$2.15	$—	211,186	$2.15	$—

The following table summarizes information about options outstanding at December 31, 2020:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52- $13.30	211,186	6.48	$2.15	$—	211,186	$2.15	$—

A summary of the Company’s non-vested stock options at December 31, 2021 and December 31, 2020 and changes during the years are presented below.

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2020	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-Vested at December 31, 2021	—	$—

Note 10 – Commitments and Contingencies

Rent expense for the years ended December 31, 2021 and 2020 was $4,197 and $4,470, respectively. The Company’s office space in Austin, Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma County, Oklahoma is cancellable at any time by giving notice of 90 days. As such there are no future annual minimum payments as of December 31, 2021 and 2020, respectively.

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable.

Note 11 – Related Party Transactions

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

See Note 6, Notes Payable, and Note 15, Subsequent Events, for further information.

Note 12 – Segment and Geographic Information and Revenue Disaggregation

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

	Year Ended December 31,
Category	2021	2020
>5%	$487,715	$750,734
<5%	327,552	100,659
	$815,267	$851,393

Note 13 – Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at December 31, 2021 and 2020, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(260,859)	$(953,858)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713
Effect of dilutive securities	-	-
Diluted weighted average common shares outstanding	28,037,713	28,037,713
Net loss per common share
Basic and diluted	$(0.01)	$(0.03)

For the years ended December 31, 2021 and 2020, potentially dilutive shares of 2,859,807 and 2,918,033, respectively, were excluded from the calculation of dilutive shares because the effect of including them would have been anti-dilutive.

Note 14 – Employee Benefit Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering full-time employees of Pro-Tech (“Pro-Tech 401(k) Plan”). The Pro-Tech 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Pro Tech Hardbanding 401(k) Plan by the Company were $11,188 and $11,293 for the years ended December 31, 2021 and 2020, respectively.

Note 15 – Subsequent Events

During the period of January 1, 2022 through April 15, 2022 the Company received additional loan proceeds of $77,000 from VPEG pursuant to the New VPEG Note.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 15th day of April, 2022.

VICTORY ENERGY CORPORATION

By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin DeLeon	Chief Executive Officer, Principal Financial and Accounting Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2022
Kevin DeLeon

/s/ Ronald W. Zamber	Chairman of the Board of Directors	April 15, 2022
Ronald W. Zamber

/s/ Robert Grenley	Director	April 15, 2022
Robert Grenley

/s/ Ricardo A. Salas	Director	April 15, 2022
Ricardo A. Salas