Form 10-Q
period 2022-03-31
VICTORY OILFIELD TECH, INC.
filed 2022-05-13
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$34,254	$52,908
Accounts receivable, net	204,785	153,383
Inventory	41,700	24,915
Prepaid & other current assets	122,109	31,271
Total current assets	402,848	262,477

Property, plant and equipment	764,739	764,739
Accumulated depreciation	(557,590)	(521,534)
Property, plant and equipment, net	207,149	243,205
Goodwill	145,149	145,149
Other intangible assets, net	109,263	113,575
Total Assets	$864,408	$764,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$125,055	$100,754
Short term advance from Shareholder	180,150	180,150
Accrued and other short term liabilities	139,085	66,826
Short term notes payable, net	8,772	8,772
Short term notes payable - affiliate, net	3,634,976	3,550,276
Total current liabilities	4,088,038	3,906,778
Long term notes payable, net	239,850	239,850
Total long term liabilities	239,850	239,850
Total Liabilities	4,327,888	4,146,628

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at March 31, 2022 and December 31, 2021 respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(98,997,356)	(98,916,098)
Total stockholders’ equity	(3,463,480)	(3,382,222)
Total Liabilities and Stockholders’ Equity	$864,408	$764,406

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Total revenue	$333,118	$156,372

Total cost of revenue	171,227	93,627

Gross profit	161,891	62,745

Operating expenses
Selling, general and administrative	227,322	189,983
Depreciation and amortization	5,260	5,126
Total operating expenses	232,582	195,109
Loss from operations	(70,691)	(132,364)
Other expense
Interest expense	(10,567)	(12,290)
Total other expense	(10,567)	(12,290)
Loss applicable to common stockholders	$(81,258)	$(144,654)

Loss per share applicable to common stockholders
Loss per share, basic and diluted	$(0.00)	$(0.01)
Weighted average shares, basic and diluted	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,258)	$(144,654)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	4,313	4,312
Depreciation	36,056	33,561
Amortization of original issue discount	7,700	12,100
Change in operating assets and liabilities:
Accounts receivable	(51,402)	26,291
Inventory	(16,785)	(12,556)
Prepaid and other current assets	(90,838)	(94,951)
Accounts payable	24,301	(47,723)
Accrued and other short term liabilities	72,259	71,377
Net cash used in operating activities	(95,654)	(152,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	-	(32,998)
Net cash used in investing activities	-	(32,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing proceeds - affiliate	77,000	121,000
Short term notes payable	-	98,622
Net cash provided by financing activities	77,000	219,622
Net change in cash and cash equivalents	(18,654)	34,381
Beginning cash and cash equivalents	52,908	192,337
Ending cash and cash equivalents	$34,254	$226,718

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for:
Interest	$2,867	$190

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)
Loss attributable to common stockholders	-	-	-	-	-	-	(81,258)	(81,258)
March 31, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,997,356)	$(3,463,480)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)
Loss attributable to common stockholders	-	-	-	-	-	-	(144,654)	(144,654)
March 31, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	(98,799,893)	$(3,266,017)

The accompanying notes are an integral part of these consolidated financial statement

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

In the opinion of the Company’s management, the unaudited interim financial information contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2022, and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021.

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Going Concern

Historically the Company has experienced, and the Company continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. The Company has incurred an accumulated deficit of $(98,997,356) through March 31, 2022, and has a working capital deficit of $(3,685,190) at March 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

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

Capital Resources

During the three months ended March 31, 2022, the Company received loan proceeds of $77,000 from VPEG through the New VPEG Note. As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $348,524. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

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

For the three months ended March 31, 2022 and 2021, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 9 “Segment and Geographic Information and Revenue Disaggregation” for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $5,002 and $5,002 has been recorded at March 31, 2022 and December 31, 2021, respectively. The Company suffered no bad debt losses in the three months ended March 31, 2022 and 2021, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2022 and December 31, 2021, four and three customers comprised 43% and 65% of the Company’s gross accounts receivables, respectively. For the three months ended March 31, 2022 and 2021, two and two customers comprised 48% and 54% of the Company’s total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at March 31, 2022 and December 31, 2021, and the goodwill balances of $145,149 are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2021, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2022 and 2021, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at March 31, 2022 and March 31, 2021. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

3. Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following:

	March 31,	December 31,
	2022	2021
Trucks	$393,055	$393,055
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,768	12,768
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	764,739	764,739
Less -- accumulated depreciation	(557,590)	(521,534)
Property, plant and equipment, net	$207,149	$243,205

Depreciation expense for the three months ended March 31, 2022 and 2021 was $36,056 and $33,561, respectively.

4. Goodwill and Other Intangible Assets

The Company recorded $4,313 and $4,312 of amortization of intangible assets for the three months ended March 31, 2022 and 2021, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(63,257)	(58,945)
Other intangible assets, net	$109,263	$113,575

5. Notes Payable

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the Second PPP Loan. The amount of the Second PPP Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on the Second PPP Loan forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four -week period will qualify for forgiveness. Although the Company has used the entire amount of the Second PPP Loan for qualifying expenses, and although the Company has already obtained forgiveness for the full amount borrowed pursuant to the First PPP Loan,, no assurance is provided that the Company will obtain forgiveness of the Second PPP Loan in whole or in part.

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

The Company made payments of $731 and $0 on the EIDL Note during the three months ended March 31, 2022 and 2021.

The Company recorded interest expense of $1,406 and $1,406 related to the EIDL Note for the three months ended March 31, 2022 and 2021, respectively.

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

New VPEG Note

See Note 8, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,634,976 and $3,550,276 at March 31, 2022 and December 31, 2021, respectively.

The Company recorded interest expense of $7,700 and $12,100 related to the New VPEG Note for the three months ended March 31, 2022 and 2021, respectively.

6. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2022 and 2021, the Company did not issue any shares of its common stock.

Stock Options

During the three months ended March 31, 2022 and 2021, the Company did not grant any stock awards to directors, officers, or employees.

As of March 31, 2022, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Warrants for Stock

During the three months ended March 31, 2022 and 2021, the Company did not grant any warrants to purchase shares of its common stock.

7. Commitments and Contingencies

We are subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended March, 31 2022 and 2021 was $0.00 and $3,000, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
Category	2022	2021

> 5%	$239,056	$130,886
< 5%	94,062	31,704
	$333,118	$156,372

10. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at March 31, 2022 and 2021, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,037,713 for the three months ended March 31, 2022 and 2021, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(81,258)	$(144,654)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713
Effect of dilutive securities	-	-
Diluted weighted average common shares outstanding	28,037,713	28,037,713

Net loss per common share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

11. Subsequent Events

During the period of April 1, 2022 through May 13, 2022 the Company received additional loan proceeds of $15,000 from VPEG pursuant to the New VPEG Note. See Note 5, Notes Payable, for further information.

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

MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cautionary Information about Forward-Looking Statements

Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. In particular, the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” variations of such words, and other similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

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

Two additional issues continue to affect national and global market conditions. First, supply chain disruptions have become more frequent in recent months. Thus far, we have not experienced material adverse effects from materials shortages; however, timely sourcing of certain materials is of increased concern. Second, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue for at least the remainder of 2022. This shortage could affect some of our customers which could impact our revenue, volume, and profitability. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

New VPEG Note

During the period of April 1, 2022 through May 13, 2022, we received additional loan proceeds of $15,000 from VPEG pursuant to the New VPEG Note (See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

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

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	For the Three Months Ended March 31,			Percentage
($ in thousands)	2022	2021	Change	Change
Total revenue	$333.1	$156.4	$176.7	113%

Total cost of revenue	171.2	93.6	77.6	83%

Gross profit	161.90	62.7	99.1	158%

Operating expenses
Selling, general and administrative	227.3	190.0	37.3	20%
Depreciation and amortization	5.3	5.1	0.1	3%
Total operating expenses	323.6	195.1	37.5	19%
Loss from operations	(70.7)	(132.4)	61.7	-47%
Other income/expense
Interest expense	(10.6)	(12.3)	1.7	-14%
Total other income/expense	10.6	(12.3)	1.7	-14%
Loss applicable to common stockholders	$(81.3)	$(144.7)	$63.4	-44%

Total Revenue

Total revenue increased by $176,746, or 113%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to an increase in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue increased by $77,600, or 83%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due primarily to increases in materials, direct labor, other direct costs resulting from increases in Pro-Tech’s revenue generating activities. Our gross profit margin increased to 49% during the quarter ended March 31, 2021 as compared to a gross profit margin of 40% during the quarter ended March 31, 2021 as a result of more efficient utilization of our direct labor.

Selling, general and administrative

Selling, general and administrative expenses increased by $37,300, or 20%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due primarily to increases in sales and marketing personnel and insurance costs.

Depreciation and amortization

Depreciation and amortization increased by 3% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to fixed asset additions subsequent to March 31, 2021.

Loss from Operations

We reported a loss from operations for the three months ended March 31, 2022 of $(70,700), which was a decrease of 47% compared to the operating loss of $(132,364) for the three months ended March 31, 2021.

Interest expense

Interest expense decreased by $1,723, or 14%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The overall decrease resulted from decreases related to forgiveness of the First PPP Note as well as a reduction in advances pursuant to the New VPEG Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the three months ended March 31, 2022 was $(81,258), or $(0.00) per share, which is a decrease of 44% as compared to a loss applicable to common stockholders of $(144,654), or $(0.01) per share, for the three months ended March 31, 2021 on weighted average shares of 28,037,713 and 28,037,713, respectively.

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

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. Working capital, defined as total current assets less total current liabilities, fluctuates depending on borrowing as well as effective management of receivables from our purchasers and payables to our vendors. We do not anticipate any material capital expenditures during the twelve months following March 31, 2022. We believe that material cash requirements for operating expenditures in excess of cash provided by operations may range from $0 per month to $20,000 per month during the twelve months following March 31, 2022.

Our long-term material cash requirements from currently known obligations consist of repayment of outstanding borrowings and interest payment obligations.

The following table summarizes our estimated material cash requirements for known obligations as of May 13, 2022. This table does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments. The following table does not include any cash requirements related to our office space in Texas or the Pro-Tech facility in Oklahoma because the office space in Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma is cancellable at any time by giving notice of 90 days.

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

Capital Resources

During the three months ended March 31, 2022, we obtained $77,000 from VPEG through the New VPEG Note. On September 3, 2021, we and VPEG entered into an amendment to the New Debt Agreement (the “Third Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

As of the date of this Quarterly Report on Form 10-Q and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of May 13, 2022, the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $350,024.

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we may apply for forgiveness for all or a part of the Second PPP Loan. The amount of Second PPP Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four-week period will qualify for forgiveness. Although we have used the entire amount of the PPP Loans for qualifying expenses, and although the Company has already obtained forgiveness for the full amount borrowed pursuant to the First PPP Loan, no assurance is provided that we will obtain forgiveness of the Second PPP Loan in whole or in part.

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

We recorded interest expense of $1,406 and $1,406 related to the EIDL Note for the three months ended March 31, 2022 and 2021, respectively.

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

Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(95,654)	$(152,243)
Net cash used in investing activities	-	(32,998)
Net cash provided by financing activities	77,000	219,622
Net increase (decrease) in cash and cash equivalents	(18,654)	34,381
Cash and cash equivalents at beginning of period	52,908	192,337
Cash and cash equivalents at end of period	$34,254	$226,718

Net cash used in operating activities for the three months ended March 31, 2022 was $95,654. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $27,395. Changes in operating assets and liabilities used cash of $95,654. The most significant uses of cash were increases in accounts receivable due to timing of collections, inventory due to purchases, and prepaids and other current assets. These changes were partially offset by cash provided by increases in accounts payable and accrued and other short-term liabilities.

This compares to cash used in operating activities for the three months ended March 31, 2021 of $152,243. Net loss adjusted for non-cash items (including depreciation and amortization) used cash of $94,681. Changes in operating assets and liabilities used cash of $57,562. The most significant drivers were decreases in accounts receivable (due to timing of collections) and decreases in accounts payable and prepaid and other current assets, which were partially offset by an increase in accrued and other short-term liabilities.

Net cash used in investing activities for the three months ended March 31, 2022 was $0. This compares to $32,998 used by investing activities for the three months ended March 31, 2021 due to fixed asset purchases.

Net cash provided by financing activities for the three months ended March 31, 2022 was $77,000 compared to $219,622 in net cash provided by financing activities during the three months ended March 31, 2021. In the 2022 period, net cash provided by financing activities was primarily due to debt financing proceeds from affiliates. In the 2021 period, net cash provided by financing activities was primarily due to debt financing proceeds from affiliates, in addition to debt financing proceeds from the Second PPP Note.

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

For the three months ended March 31, 2022 and 2021, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $5,002 and $5,002 has been recorded at March 31, 2022 and December 31, 2021, respectively. We suffered no bad debt losses in the three months ended March 31, 2022 and 2021, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2022 and December 31, 2021, four and three customers comprised 43% and 65% of our gross accounts receivables, respectively. For the three months ended March, 2022 and 2021, two and two customers comprised 48% and 54% of our total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at March 31, 2022 and December 31, 2021, and the goodwill balances of $145,149 at the end of each period are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2021, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2022 and 2021, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at March 31, 2022 and March 31, 2021. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

Recently Adopted Accounting Standards

Effective January 1, 2021, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The adoption of ASU 2019-12 did not have a material impact on our financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. We adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on our consolidated financial statement presentation or disclosures.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we are still in the process of remediating as of March 31, 2022, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, our management identified the following material weaknesses:

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

●

We did not retain adequate records to support a small number of expense transactions. These were typically purchases occurring within the normal course of business, each in amounts less than $2,000 from vendors that offered substantial discounts in exchange for cash payments. In some cases, for the sake of expediency, invoices were not provided by the vendor. This resulted in a risk that could have materially impacted cost of sales and operating expenses. These deficiencies, while not necessarily material on an individual basis, aggregate to a material weakness.

●	We believe we lack sufficient training and oversight with respect to potential cyber security risks. We are not aware of any breaches of our information systems, nor any theft, loss, or unwanted exposure of data contained within our information systems; however, due to the risk that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis as a result of this control deficiency, our management has concluded that the control deficiency represents a material weakness.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our management has identified the steps necessary to address the material weaknesses, and through the date of this report, we continued to assess and implement remedial procedures. In order to cure the foregoing material weaknesses, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements. We intend to implement additional preventive and detective controls, including establishment of new procedures for oversight over cyber security by our Board of Directors, employee cyber security training, and implementation of new risk assessment and incident response protocols. We also intend to provide training to our operations staff, aimed at preventing transactions for which the prospective vendor fails to provide sufficient documentation relating to such transaction.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first three months of fiscal year 2022 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first three months of fiscal year 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended March 31, 2022, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first three months of fiscal year 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014)

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	Inline XBRL Taxonomy Instance Document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date: May 13, 2022	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director