Form 10-Q
period 2022-06-30
VICTORY OILFIELD TECH, INC.
filed 2022-08-15
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,067	$52,908
Accounts receivables, net	338,027	153,383
Inventory	22,181	24,915
Prepaid and other current assets	83,160	31,271
Total current assets	473,435	262,477

Property, plant and equipment, net	241,557	243,205
Goodwill	145,149	145,149
Other intangible assets, net	104,949	113,575
Total Assets	$965,090	$764,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$142,755	$100,754
Short term advance from shareholder	180,150	180,150
Current portion of long term notes payable	15,807	8,772
Accrued and other short term liabilities	112,152	66,826
Short term convertible notes payable - affiliate, net	3,706,476	3,550,276
Total current liabilities	4,157,340	3,906,778

Long term notes payable, net	264,253	239,850
Total long term liabilities	264,253	239,850
Total Liabilities	4,421,593	4,146,628

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(98,990,379)	(98,916,098)
Total stockholders’ equity	(3,456,503)	(3,382,222)
Total Liabilities and Stockholders’ Equity	$965,090	$764,406

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$557,793	$205,895	$890,911	$362,267

Total cost of revenue	292,686	118,484	463,914	212,111

Gross profit	265,107	87,411	426,997	150,156

Operating expenses
Selling, general and administrative	349,130	261,540	576,451	451,523
Depreciation and amortization	5,483	5,126	10,744	10,252
Total operating expenses	354,613	266,666	587,195	461,775
Loss from operations	(89,506)	(179,255)	(160,198)	(311,619)
Other income (expense)
Other income	106,000	1,340	106,000	1,340
Interest expense	(9,517)	(11,336)	(20,083)	(23,626)
Total other income (expense)	96,483	(9,996)	85,917	(22,286)
Income (loss) applicable to common stockholders	$6,977	$(189,251)	$(74,281)	$(333,905)

Income (loss) per share applicable to common stockholders
Basic	$0.00	$(0.01)	$(0.00)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.01)
Weighted average common shares outstanding
Basic	28,073,713	28,073,713	28,073,713	28,073,713
Diluted	39,941,221	28,073,713	28,037,713	28,073,713

The accompanying notes are an integral part of these consolidated financial statements.

 VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,281)	$(333,905)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	8,626	8,625
Depreciation	72,641	67,122
Amortization of original issue discount	14,200	22,100
Change in operating assets and liabilities:
Accounts receivable	(184,644)	(77,212)
Other receivables	-	48,560
Inventory	2,734	(17,211)
Prepaid and other current assets	(51,889)	(136,428)
Accounts payable	42,001	(25,726)
Accrued and other short term liabilities	45,326	124,118
Net cash used in operating activities	(125,286)	(319,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(70,993)	(32,998)
Net cash used in investing activities	(70,993)	(32,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - affiliate	142,000	221,000
Proceeds from long term note payable, net	31,438	98,623
Net cash provided by financing activities	173,438	319,623
Net change in cash and cash equivalents	(22,841)	(33,332)
Beginning cash and cash equivalents	52,908	192,337
Ending cash and cash equivalents	$30,067	$159,005

	For the Six Months Ended June 30,
	2022	2021

Supplemental cash flow information:
Cash paid for:
Interest	$5,675	$1,526

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
April 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,799,893)	$(3,266,017)
Loss attributable to common stockholders	-	-	-	-	-	-	(189,251)	(189,251)
June 30, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,989,144)	$(3,455,268)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
April 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,997,356)	$(3,463,480)
Income attributable to common stockholders	-	-	-	-	-	-	6,977	6,977
June 30, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,990,379)	$(3,456,503)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)
Loss attributable to common stockholders	-	-	-	-	-	-	(333,905)	(333,905)
June 30, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,634,164	$(94,520,643)	$(3,455,268)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)
Loss attributable to common stockholders	-	-	-	-	-	-	(74,281)	(74,281)
June 30, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,990,379)	$(3,456,503)

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The preparation of the Company’s consolidated financial statements is in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on form 10-K for the year ended December 31, 2021.

In the opinion of the Company’s management, the unaudited consolidated interim financial statements contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2022, and the results of its operations and cash flows for the three and six months ended June 30, 2022 and 2021.

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities and working capital deficits. The Company has incurred an accumulated deficit of $(98,990,379) through June 30, 2022, and has a working capital deficit of $(3,683,905) at June 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

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

Based upon anticipated new sources of capital and ongoing near-term funding provided through the New VPEG Note, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully. In the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive. While management believes our plans help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Capital Resources

During the six months ended June 30, 2022, the Company received loan proceeds of $142,000 from Visionary Private Equity Group I, LP (“VPEG”) through the New VPEG Note. As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report, the remaining amount available for the Company for additional borrowings on the New VPEG Note was approximately $293,524. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC606). as it satisfies contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service.

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

For the three and six months ended June 30, 2022 and 2021, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 9 Segment and Geographic Information and Revenue Disaggregation for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $1,458 and $5,002 has been recorded at June 30, 2022 and December 31, 2021, respectively. The Company suffered no bad debt losses in the six months ended June 30, 2022 and 2021, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2022 and December 31, 2021, two and three customers comprised 70% and 65% of the Company’s gross accounts receivables, respectively. For the three months ended June 30, 2022 and 2021, three and three customers comprised 72% and 65% of the Company’s total revenue, respectively. For the six months ended June 30, 2022 and 2021, three and two customers comprised 61% and 54% of the Company’s total revenue, respectively.

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

See Note 3, Property, Plant and Equipment, for further information.

Goodwill and Other Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at June 30, 2022 and December 31, 2021, and the goodwill balances of $145,149 are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2021, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

PPP Loans

The Company accounts for loans issued pursuant to the Paycheck Protection Program (PPP) of the U.S. Small Business Administration as debt. The Company will continue to record the Second PPP Note as debt until either (1) the Second PPP Note is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the Second PPP Note. See Note 5, Notes Payable, for further information.

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

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period. In the case of third-party suppliers, the service period is the shorter of the period over which services are to be received or the vesting period. For employees, directors, officers and affiliates, the service period is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 6, Stockholders’ Equity, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at June 30, 2022 and 2021, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at June 30, 2022 and June 30, 2021. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. For the three months ended June 30, 2022, the weighted average number of common shares has been adjusted to reflect the potential dilutive effects of the Company’s Preferred Series D Stock and outstanding convertible promissory notes. See Note 10, Earnings (Loss) Per Common Share, for further information. Given the historical and projected future losses of the Company, for all other periods presented all potentially dilutive common stock equivalents are considered anti-dilutive.

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

3. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:

	June 30,	December 31,
	2022	2021
Trucks	$464,048	$393,055
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,768	12,768
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	835,732	764,739
Less -- accumulated depreciation	(594,175)	(521,534)
Property, plant and equipment, net	$241,557	$243,205

Depreciation expense for the three months ended June 30, 2022 and 2021 was $36,584 and $33,561, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 was $72,641 and $67,122 respectively

4. Goodwill and Other Intangible Assets

The Company recorded $4,313 and $4,312 of amortization of intangible assets for the three months ended June 30, 2022 and 2021, respectively.

The Company recorded $8,626 and $8,625 of amortization of intangible assets for the six months ended June 30, 2022 and 2021, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(67,571)	(58,945)
Other intangible assets, net	$104,949	$113,575

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the Second PPP Loan. The amount of the Second PPP Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on the Second PPP Loan forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four-week period will qualify for forgiveness. Although the Company has used the entire amount of the Second PPP Loan for qualifying expenses, and although the Company has already obtained forgiveness for the full amount borrowed pursuant to the First PPP Loan, no assurance is provided that the Company will obtain forgiveness of the Second PPP Loan in whole or in part.

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

Economic Injury Disaster Loan

Additionally, on June 15, 2020, the Company received $150,000 in loan funding from the SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated June 11, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is 30 years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company is obligated to make equal monthly payments of principal and interest beginning in December 2022 through the maturity date of June 11, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty.

The Company made interest-only payments of $731 and $2,193 on the EIDL Note during the three and six months ended June 30, 2022, respectively. The Company made no payments on the EIDL Note during the three and six months ended June 30, 2021

The Company recorded interest expense of $1,671 and $1,579 related to the EIDL Note for the three months ended June 30, 2022 and 2021, respectively.

The Company recorded interest expense of $3,324 and $3,250 related to the EIDL Note for the six months ended June 30, 2022 and 2021, respectively.

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

New VPEG Note

See Note 8, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,706,476 and $3,550,276 at June 30, 2022 and December 31, 2021, respectively.

The Company recorded interest expense of $6,500 and $10,000 related to the New VPEG Note for the three months ended June 30, 2022 and 2021, respectively, and $14,200 and $22,100 for the six months ended June 30, 2022 and 2021, respectively.

Vehicle Loan

On June 14, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement in the amount of $31,437 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $31,437 and $0 as of June 30, 2022 and 2021, respectively.

6. Stockholders’ Equity

Common Stock

During the three and six months ended June 30, 2022 and 2021, the Company did not issue any shares of its common stock.

Stock Options

During the three and six months ended June 30, 2022 and 2021, the Company did not grant any stock awards to directors, officers, or employees.

As of June 30, 2022, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Warrants for Stock

During the three and six months ended June 30, 2022 and 2021, the Company did not grant any warrants to purchase shares of its common stock.

7. Commitments and Contingencies

The Company is subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended June 30, 2022 and 2021 was $3,000 and $0, respectively, and $3,000 and $3,000 for the six months ended June 30, 2022 and 2021, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of June 30, 2022 and 2021, respectively.

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

To provide users of the financial statements with information depicting how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, we have disaggregated revenue by customer, with customers representing more than five percent of total annual revenues comprising the first category, and those representing less than five percent of total annual revenues comprising the second category.

	Three Months Ended June 30,		Six Months Ended June 30,
Category	2022	2021	2022	2021

> 5%	$399,215	$160,413	$592,353	$245,854
< 5%	158,578	45,482	298,558	116,413

	$557,793	$205,895	$890,911	$362,267

10. Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding at June 30, 2022 and 2021, respectively. Diluted earnings (loss) per share is similarly calculated, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 8,903,000 and 0 of potentially dilutive shares for the six months ended June 30, 2022 and 2021, respectively, and for the three months ended June 30, 2021, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,037,713 for the six months ended June 30, 2022 and 2021, respectively. Basic weighted average number of common shares outstanding was 28,037,713 for the three months ended June 30, 2022 and 2021. Diluted weighted average number of common shares outstanding was 36,941,221 and 28,037,713 for the three months ended June 20, 2022 and 2021, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$6,977	$(189,251)	$(74,281)	$(333,905)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713	28,037,713	28,037,713
Effect of dilutive securities (1)
Short term convertible notes payable – affiliate	4,941,968	-	-	-
Preferred Series D stock	3,961,540	-	-	-
Diluted weighted average common shares outstanding	36,941,221	28,037,713	28,037,713	28,037,713

Net income (loss) per common share
Basic	0.00	(0.01)	(0.00)	(0.01)
Diluted	0.00	(0.01)	(0.00)	(0.01)

(1)	These items have not been included in the computation of diluted loss per share for the six months ended June 20, 2022 because their effect would be anti-dilutive as a result of the net loss position for the six months ended June 30, 2022

11. Other Income

The Company reported other income for the three months ended June 30, 2022 of $106,000 which is attributable to a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021). Other income of $1,340 which the Company reported for the three months ended June 30, 2021 was attributable to interest received on a refund of overpayment of income taxes.

12. Subsequent Events

During the period of July 1, 2022 through August 15, 2022 the Company received additional loan proceeds of $10,000 from VPEG pursuant to the New VPEG Note. See Note 5, Notes Payable, for further information.

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

The Company continues to actively monitor and manage supply chain challenges, including logistics, but thus far, there have been no significant disruptions caused by COVID-19. The Company is coordinating with its suppliers to identify and mitigate potential areas of risk and manage inventories.

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

MD&A summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flow as of and for the periods presented below and is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

In MD&A, we use “we,” “our,” “us,” “Victory” and “the Company” to refer to Victory Oilfield Tech. and its wholly-owned subsidiary, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during the remainder of 2022 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

New VPEG Note

During the period of July 1, 2022 through August 15, 2022, we received additional loan proceeds of $10,000 from VPEG pursuant to the New VPEG Note (See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

Market Conditions

Our financial results depend on many factors, including commodity prices and the ability of our customers to market their production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions and other factors.

In recent months, the conflict between Russia and Ukraine has driven oil and natural gas prices up significantly, in part because of sanctions by the European Union, the United Kingdom and the U.S. on imports of oil and gas from Russia, and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Recent Russian actions have further contributed to global uncertainties for the future, causing even higher oil and natural gas prices. The ultimate impact of the war in Ukraine will depend on future developments and the timing and extent to which normal economic and operating conditions resume.

Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, and our costs may increase.

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

Depreciation and amortization

Depreciation and amortization expenses consist of amortization of intangible assets, depreciation of property, plant and equipment, net of depreciation of hardbanding equipment which is reported in Total cost of revenue

Interest expense

Interest expense, net consists primary of interest expense and loan fees on borrowings, amortization of debt issuance costs, and debt discounts associated with our indebtedness.

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

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	For the Three Months Ended June 30,			Percentage
($ in thousands)	2022	2021	Change	Change
Total revenue	$557.8	$205.9	$351.9	171%
Total cost of revenue	292.7	118.5	174.2	147%
Gross profit	265.1	87.4	177.7	203%
Operating expenses
Selling, general and administrative	349.1	261.5	87.6	33%
Depreciation and amortization	5.5	5.1	0.4	7%
Total operating expenses	354.6	266.7	87.9	33%
Loss from operations	(89.5)	(179.3)	89.7	-50%
Other income/expense
Other income	106.0	-	106.0	100%
Interest expense	(9.5)	(11.3)	1.8	-16%
Total other income/(expense)	96.5	(11.3)	107.8	-951%
Income (loss) applicable to common stockholders	$7.0	$(190.6)	$197.6	-104%

Total Revenue

Total revenue increased by $351,898, or 171%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to an increase in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue increased by $174,202, or 147%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due primarily to increases in materials, direct labor, and other direct costs resulting from increases in Pro-Tech’s revenue generating activities. Our gross profit margin increased to 48% during the three months ended June 20, 2022 as compared to a gross profit margin of 42% during the quarter ended June 30, 2021 as a result of more efficient utilization of our direct labor.

Selling, general and administrative

Selling, general and administrative expenses increased by $87,590, or 33%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due primarily to increases in sales and marketing personnel and insurance costs.

Depreciation and amortization

Depreciation and amortization increased by 7% in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to fixed asset additions subsequent to June 30, 2021.

Loss from Operations

We reported a loss from operations for the three months ended June 30, 2022 of $(89,506), which was a decrease of 50% compared to the operating loss of $(179,255) for the three months ended June 30, 2021.

Other income

Other income for the three months ended June 30, 2022 was $106,000 and is attributable to a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021). Other income of $1,340 for the three months ended June 30, 2021 was attributable to interest received on a refund of overpayment of income taxes.

Interest expense

Interest expense decreased by $1,819, or 16%, to $9,517 in the three months ended June 30, 2022 as compared to $11,336 for the three months ended June 30, 2021. The overall decrease resulted from decreases related to forgiveness of the First PPP Note and a reduction in advances pursuant to the New VPEG Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Income (Loss) Applicable to Common Stockholders

As a result of the foregoing, income applicable to common stockholders for the three months ended June 30, 2022 was $6,977, or $0.00 per share, as compared to a loss applicable to common stockholders of $(189,251), or $(0.01) per share, for the three months ended June 30, 2021 on weighted average shares of 28,037,713 and 28,037,713, respectively.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	For the Six Months Ended June 30,			Percentage
($ in thousands)	2022	2021	Change	Change
Total revenue	$890.9	$362.3	$528.6	146%
Total cost of revenue	463.9	212.1	251.8	119%
Gross profit	427.0	150.2	276.8	184%
Operating expenses
Selling, general and administrative	576.5	451.5	124.9	28%
Depreciation and amortization	10.7	10.3	0.5	5%
Total operating expenses	587.2	461.8	125.4	27%
Loss from operations	(160.2)	(311.6)	151.4	-49%
Other income/expense
Other income	106.0	1.3	104.7	7810%
Interest expense	(20.1)	(23.6)	3.5	-15%
Total other income/(expense)	85.9	(22.3)	108.2	-486%
Loss applicable to common stockholders	$(74.3)	$(333.9)	$259.6	-78%

Total Revenue

Total revenue increased by $528,644, or 146%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to an increase in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue increased by $251,803, or 119%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due primarily to increases in materials, direct labor, and other direct costs resulting from increases in Pro-Tech’s revenue generating activities. Our gross profit margin increased to 48% during the six months ended June 20, 2022 as compared to a gross profit margin of 41% during the six months ended June 30, 2021 as a result of more efficient utilization of our direct labor.

Selling, general and administrative

Selling, general and administrative expenses increased by $124,928, or 28%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due primarily to increases in sales and marketing personnel and insurance costs.

Depreciation and amortization

Depreciation and amortization increased by 5% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to fixed asset additions subsequent to June 30, 2021.

Loss from Operations

We reported a loss from operations for the six months ended June 30, 2022 of $(179,255), which was a decrease of 49% compared to the operating loss of $(311,619) for the six months ended June 30, 2021.

Other income

Other income for the six months ended June 30, 2022 was $106,000 and is attributable to a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021). Other income of $1,340 for the six months ended June 30, 2021 was attributable to interest received on a refund of overpayment of income taxes

Interest expense

Interest expense decreased by $3,543, or 15%, to $11,336 in the six months ended June 30, 2022 as compared to $23,626 for the six months ended June 30, 2021. The overall decrease resulted from decreases related to forgiveness of the First PPP Note and a reduction in advances pursuant to the New VPEG Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Income (Loss) Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the six months ended June 30, 2022 was $(74,281), or $(0.00) per share, as compared to a loss applicable to common stockholders of $(333,905), or $(0.01) per share, for the six months ended June 30, 2021 on weighted average shares of 28,037,713 and 28,037,713, respectively.

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

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New VPEG Note to fund operations as we seek to generate positive cash flow from operations. See Note 5 Notes Payable, and Note 8 Related Party Transactions, to the accompanying consolidated financial statements for additional information regarding the New VPEG Note. In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources which we believe will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

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

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. Working capital, defined as total current assets less total current liabilities, fluctuates depending on borrowing as well as effective management of receivables from our purchasers and payables to our vendors. We do not anticipate any material capital expenditures during the twelve months following June 30, 2022. We believe that material cash requirements for operating expenditures in excess of cash provided by operations may range from $0 per month to $20,000 per month during the twelve months following June 30, 2022.

Our long term material cash requirements from currently known obligations consist of repayment of outstanding borrowings and interest payment obligations.

The following table summarizes our estimated material cash requirements for known obligations as of August 15, 2022. This table does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments. The following table does not include any cash requirements related to our office space in Texas or the Pro-Tech facility in Oklahoma because the office space in Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma is cancellable at any time by giving notice of 90 days.

($ in thousands)	Payments Due by Period
Material Cash Requirements	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Economic Injury Disaster Loan repayment	$150.0	$8.8	$17.5	$17.5	$106.2
Paycheck Protection Program Loan (1)	98.6	-	49.3	49.3	-
Vehicle Loan	31.4	7.0	14.1	10.3	-
New VPEG Note	3,550.3	3,550.3	-	-	-
	$3,830.3	$3,566.1	$80.9	$77.1	$106.2

(1)	we have applied for full forgiveness of this loan

We believe it will be necessary to obtain additional liquidity resources satisfy our material cash requirements. We are addressing our liquidity needs by seeking to generate positive cash flows from operations and developing additional backup capital sources.

Capital Resources

During the six months ended June 30, 2022, we obtained $142,000 from VPEG through the New VPEG Note.

As of the date of this Quarterly Report on Form 10-Q and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of August 15, 2022, the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $283,524.

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

Economic Injury Disaster Loan

Additionally, on June 15, 2020, we received $150,000 in loan funding from the SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated June 11, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is 30 years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, we are obligated to make equal monthly payments of principal and interest beginning December, 2021 through the maturity date of June 11, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty.

The Company made interest-only payments of $731 and $2,193 on the EIDL Note during the three and six months ended June 30, 2022, respectively. The Company made no payments on the EIDL Note during the three and six months ended June 30, 2021.

The Company recorded interest expense of $1,671 and $1,579 related to the EIDL Note for the three months ended June 30, 2022 and 2021, respectively.

The Company recorded interest expense of $3,324 and $3.250 related to the EIDL Note for the six months ended June 30, 2022 and 2021, respectively.

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

Vehicle Loan

On June 14, 2022, our wholly-owned subsidiary Pro-Tech Hardbanding Services, Inc. entered into a Promissory Note and Security Agreement in the amount of $31,437.60 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586.23 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $31,437.60 and $0 as of June 30, 2022 and 2021, respectively.

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(125,286)	$(319,957)
Net cash used in investing activities	(70,993)	(32,998)
Net cash provided by financing activities	173,438	319,623
Net increase (decrease) in cash and cash equivalents	(22,841)	(33,332)
Cash and cash equivalents at beginning of period	52,908	192,337
Cash and cash equivalents at end of period	$30,067	$159,005

Net cash used in operating activities for the six months ended June 30, 2022 was $125,286. Net loss adjusted for non-cash items (depreciation and amortization) provided cash of $21,186. Changes in operating assets and liabilities used cash of $146,472. The most significant uses of cash were increases in accounts receivable due to timing of collections, and prepaids and other current assets. These changes were partially offset by cash provided by increases in accounts payable and accrued and other short-term liabilities and a decrease in inventory.

This compares to net cash used in operating activities for the six months ended June 30, 2021 of $319,957. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $236,058. Changes in operating assets and liabilities used cash of $83,899. The most significant uses of cash were increases in accounts receivable due to timing of collections, inventory due to purchases, and prepaids and other current assets, as well as a decrease in accounts payable. These changes were partially offset by cash provided by a decrease in other receivables due to a refund of a receivable for tax overpayment and an increase in accrued and other short-term liabilities.

Net cash used in investing activities for the six months ended June 30, 2022 was $70,993 resulting from fixed asset purchases. This compares to $32,998 used by investing activities for the six months ended June 30, 2021 due to fixed asset purchases.

Net cash provided by financing activities for the six months ended June 30, 2022 was $173,438 and resulted from debt financing proceeds from an affiliate and a new vehicle loan. This compares to $319,623 in net cash provided by financing activities during the six months ended June 30, 2021 resulting from debt financing proceeds from affiliates in addition to debt financing proceeds from the Second PPP Note.

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

For the three and six months ended June 30, 2022 and 2021, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $1,458 and $5,002 has been recorded at June 30, 2022 and December 31, 2021, respectively. We suffered no bad debt losses in the six months ended June 30, 2022 and 2021, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2022 and December 31, 2021, two and three customers comprised 70% and 65% of our gross accounts receivables, respectively. For the three months ended June 30, 2022 and 2021, three and three customers comprised 72% and 65% of our total revenue, respectively. For the six months ended June 30, 2022 and 2021, three and two customers comprised 61% and 54% of our total revenue, respectively.

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

Goodwill and Other Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at June 30, 2022 and December 31, 2021, and the goodwill balances of $145,149 at the end of each period are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2021, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Share-Based Compensation

From time to time we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period. In the case of third-party suppliers, the service period is the shorter of the period over which services are to be received or the vesting period. For employees, directors, officers and affiliates, the service period is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 6, Stockholder’s Equity, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at June 30, 2022 and 2021, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at June 30, 2022 and June 30, 2021. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. For the three months ended June 30, 2022, the weighted average number of common shares has been adjusted to reflect the potential dilutive effects of our Preferred Series D Stock and outstanding convertible promissory notes. See Note 10, Earnings (Loss) Per Common Share, for further information. Given our historical and projected future losses, for all other periods presented all potentially dilutive common stock equivalents are considered anti-dilutive.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we are still in the process of remediating as of June 30, 2022, our disclosure controls and procedures were not effective.

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

During the evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, our management identified the following material weaknesses:

●	We lack sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material weakness.

●	We did not retain adequate records to support a small number of expense transactions in 2021. These were typically purchases occurring within the normal course of business, each in amounts less than $2,000 from vendors that offered substantial discounts in exchange for cash payments. In some cases, for the sake of expediency, invoices were not provided by the vendor. This resulted in a risk that could have materially impacted cost of sales and operating expenses. These deficiencies, while not necessarily material on an individual basis, aggregate to a material weakness.

●	We believe we lack sufficient training and oversight with respect to potential cyber security risks. We are not aware of any breaches of our information systems, nor any theft, loss, or unwanted exposure of data contained within our information systems; however, due to the risk that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis as a result of this control deficiency, our management has concluded that the control deficiency represents a material weakness.

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

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first six months of fiscal year 2022 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first six months of fiscal year 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the six months ended June 30, 2022, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first six months of fiscal year 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1*	Promissory Note and Security Agreement dated June 14, 2022 by and between Pro-Tech Hardbanding Services, Inc. and Arvest Bank.

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	Inline XBRL Instance Document.

101.SCH++	Inline XBRL Taxonomy Extension Schema Document.

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date: August 15, 2022	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director