Form 10-Q
period 2022-09-30
VICTORY OILFIELD TECH, INC.
filed 2022-11-14
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$101,153	$52,908
Accounts receivable, net	152,004	153,383
Inventory	39,810	24,915
Prepaid and other current assets	44,209	31,271
Total current assets	337,176	262,477
Property, plant and equipment, net	201,950	243,205
Goodwill	145,149	145,149
Other intangible assets, net	100,636	113,575
Total Assets	$784,911	$764,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$113,911	$100,754
Accrued and other short-term liabilities	94,268	66,826
Short term advance from shareholder	180,150	180,150
Current portion of long-term notes payable	15,817	8,772
Short term convertible notes payable - affiliate, net	3,717,476	3,550,276
Total current liabilities	4,121,622	3,906,778

Long term notes payable, net	262,840	239,850
Total long-term liabilities	262,840	239,850

Total Liabilities	4,384,462	4,146,628

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(99,133,427)	(98,916,098)
Total stockholders’ equity	(3,599,551)	(3,382,222)
Total Liabilities and Stockholders’ Equity	$784,911	$764,406

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$327,573	$257,225	$1,218,485	$619,492

Total cost of revenue	237,312	144,139	701,226	356,250

Gross profit	90,261	113,086	517,259	263,242

Operating expenses
Selling, general and administrative	272,699	311,490	849,150	763,011
Depreciation and amortization	5,483	5,126	16,227	15,379
Total operating expenses	278,182	316,616	865,377	778,390
Loss from operations	(187,921)	(203,530)	(348,118)	(515,148)
Other income (expense)
Other income	49,527	171,173	155,527	172,513
Interest expense	(4,653)	(18,838)	(24,738)	(42,464)
Total other income (expense)	44,874	152,335	131,789	130,049
Loss applicable to common stockholders	$(143,047)	$(51,195)	$(217,329)	$(385,099)

Loss per share applicable to common shareholders
Loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares, basic and diluted	28,037,713	28,037,713	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(217,329)	$(385,099)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of original issue discount	15,200	29,600
Amortization of intangible assets	12,939	12,939
Depreciation	112,247	100,683
Paycheck Protection Program loan forgiveness	-	(171,173)
Changes in operating assets and liabilities:
Other Receivables	-	48,560
Accounts receivable	1,379	(60,268)
Inventory	(14,895)	(21,752)
Prepaids and other current assets	(12,938)	(91,920)
Accounts payable	13,157	(59,959)
Accrued and other short-term liabilities	27,443	82,089
Net cash used in operating activities	(62,797)	(516,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(70,993)	(32,998)
Net cash used in investing activities	(70,993)	(32,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - affiliate	152,000	296,000
Proceeds from long-term note payable	31,438	98,622
Payments on long-term note payable	(1,403)	-
Net cash provided by financing activities	182,035	394,622
Net change in cash and cash equivalents	48,245	(154,676)
Beginning cash and cash equivalents	52,908	192,337
Ending cash and cash equivalents	$101,153	$37,661

	For the Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid for:
Interest	$24,738	$2,364

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
July 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,989,143)	$(3,455,267)
Loss attributable to common stockholders	-	-	-	-	-	-	(51,195)	(51,195)
September 30, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,040,338)	$(3,506,462)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
July 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,990,380)	$(3,456,504)
Loss attributable to common stockholders	-	-	-	-	-	-	(143,047)	(143,047)
September 30, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,133,427)	$(3,599,551)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity

January 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)
Loss attributable to common stockholders	-	-	-	-	-	-	(385,099)	(385,099)
September 30, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,040,338)	$(3,506,462)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Total Equity
January 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)
Loss attributable to common stockholders	-	-	-	-	-	-	(217,329)	(217,329)
September 30, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,133,427)	$(3,599,551)

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

In the opinion of the Company’s management, the unaudited consolidated interim financial statements contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2022, and the results of its operations and cash flows for the three and nine months ended September 30, 2022 and 2021.

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities and working capital deficits. The Company has incurred an accumulated deficit of $(99,133,427) through September 30, 2022, and has a working capital deficit of $(3,784,446) at September 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

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

Capital Resources

During the nine months ended September 30, 2022, the Company received loan proceeds of $152,000 from Visionary Private Equity Group I, LP (“VPEG”) through the New VPEG Note. As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report, the remaining amount available for the Company for additional borrowings on the New VPEG Note was $282,524. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from contracts with customers (ASC606) as it satisfies contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service.

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

For the three and nine months ended September 30, 2022 and 2021, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 9 Segment and Geographic Information and Revenue Disaggregation for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $5,002 has been recorded at September 30, 2022 and December 31, 2021, respectively. The Company suffered no bad debt losses in the nine months ended September 30, 2022 and 2021, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of September 30, 2022 and December 31, 2021, three and three customers comprised 50% and 65% of the Company’s gross accounts receivables, respectively. For the three months ended September 30, 2022 and 2021, three and four customers comprised 45% and 71% of the Company’s total revenue, respectively. For the nine months ended September 30, 2022 and 2021, three and four customers comprised 54% and 71% of the Company’s total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at September 30, 2022 and December 31, 2021, and the goodwill balances of $145,149 are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2021, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at September 30, 2022 and December 31, 2021, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at September 30, 2022 and September 30, 2021. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

3. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:

	September 30,	December 31,
	2022	2021
Trucks	$464,047	$393,055
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,768	12,768
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	835,731	764,739
Less -- accumulated depreciation	(633,781)	(521,534)
Property, plant and equipment, net	$201,950	$243,205

Depreciation expense for the three months ended September 30, 2022 and 2021 was $39,606 and $33,561, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $112,248 and $100,683 respectively

4. Goodwill and Other Intangible Assets

The Company recorded $4,312 and $4,313 of amortization of intangible assets for the three months ended September 30, 2022 and 2021, respectively.

The Company recorded $12,939 and $12,939 of amortization of intangible assets for the nine months ended September 30, 2022 and 2021, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(71,883)	(58,945)
Other intangible assets, net	$100,636	$113,575

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

As of August 6, 2021, the Company received notice from Arvest Bank and the SBA that the full amount of the First PPP Loan had been forgiven. The amount forgiven, including principal of $168,800 and accrued interest of $2,373, was recorded as other income in the consolidated statements of operations for the three and nine months ended September 30, 2021. The entire amount of recorded gain on forgiveness of the First PPP Loan was excluded from income for tax purposes.

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

The Company made interest-only payments of $0 and $2,193 on the EIDL Note during the three and nine months ended September 30, 2022, respectively. The Company made no payments on the EIDL Note during the three and nine months ended September 30, 2021

The Company recorded interest expense of $1,437 and $1,437 related to the EIDL Note for the three months ended September 30, 2022 and 2021, respectively.

The Company recorded interest expense of $4,266 and $4,266 related to the EIDL Note for the nine months ended September 30, 2022 and 2021, respectively.

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

New VPEG Note

See Note 8, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,717,476 and $3,550,276 at September 30, 2022 and December 31, 2021, respectively.

The Company recorded interest expense of $1,000 and $7,500 related to the New VPEG Note for the three months ended September 30, 2022 and 2021, respectively, and $15,200 and $29,600 for the nine months ended September 30, 2022 and 2021, respectively.

Vehicle Loan

On June 14, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement in the amount of $31,437 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $30,035 and $0 as of September 30, 2022 and 2021, respectively.

Arvest Loan

On July 11, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”). The Arvest Loan matures on July 11, 2023 and bears interest at 5.5% per annum, subject to change in accordance with the Variable Rate (as defined in the Promissory Note and Security Agreement), the calculation for which is the Wall Street Journal U.S. Prime Rate plus 0.75%.  Pursuant to the terms of the Arvest Loan, Pro-Tech is required to make monthly payments beginning on August 11, 2022 and until the maturity date, at which time all unpaid principal and interest will be due. Pro-Tech may prepay the loan in full or in part at any time without penalty. The Arvest Loan contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The Arvest Loan is secured by Pro-Tech’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. As of September 30, 2022 and November 14, 2022, Pro-Tech had not requested any advances pursuant to the Arvest Loan and accordingly the principal balance was $0.

6. Stockholders’ Equity

Common Stock

During the three and nine months ended September 30, 2022 and 2021, the Company did not issue any shares of its common stock.

Stock Options

During the three and nine months ended September 30, 2022 and 2021, the Company did not grant any stock awards to directors, officers, or employees.

As of September 30, 2022, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Warrants for Stock

During the three and nine months ended September 30, 2022 and 2021, the Company did not grant any warrants to purchase shares of its common stock.

7. Commitments and Contingencies

The Company is subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable, and the Company is not actively involved in any ongoing litigation as of the date of this report.

Rent expense for the three months ended September 30, 2022 and 2021 was $417and $312, respectively, and $4,251 and $3,885 for the nine months ended September 30, 2022 and 2021, respectively. The Company’s office space is leased on a month-to-month basis, and as such there are no future annual minimum payments as of September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Category	2022	2021	2022	2021

> 5%	$253,277	$200,948	$790,416	$372,488
< 5%	74,296	56,277	428,068	247,004

	$327,573	$257,225	$1,218,485	$619,492

10. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at September 30, 2022 and 2021, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,037,713 for the three and nine months ended September 30, 2022, and 2021, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(143,047)	$(51,195)	$(217,329)	$(385,009)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713	28,037,713	28,037,713
Diluted weighted average common shares outstanding	28,037,713	28,037,713	28,037,713	28,037,713

Net loss per common share
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

11. Other Income

The Company reported other income for the nine months ended September 30, 2022 of $155,527. This amount is primarily attributable to refunds of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021). Other income of $172,513 which the Company reported for the nine months ended September 30, 2021 was primarily attributable to interest received on a refund of overpayment of income taxes.

12. Subsequent Events

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The coronavirus outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The situation remains highly uncertain for any further outbreak or resurgence of COVID-19 and its new variants. It is therefore difficult for the Company to estimate the impact on our business or operating results that might be adversely affected by any further outbreak or resurgence of COVID-19 and its new variants. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results. We remain alert to the potential impacts of new variants, shutdowns or restrictions put in place on our future results of operations, financial condition and cash flows.

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

New VPEG Note

Arvest Loan

On July 11, 2022, Pro-Tech, our wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”).  See LIQUIDITY AND CAPITAL RESOURCES below and Note 5, Notes Payable, to the consolidated financial statements for a definition and description of the Arvest Loan

Market Conditions

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

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	For the Three Months Ended September 30,			Percentage
($ in thousands)	2022	2021	Change	Change
Total revenue	$327.6	$257.2	$70.3	27%

Total cost of revenue	237.3	144.1	93.2	65%

Gross profit	90.3	113.1	(22.8)	-20%

Operating expenses
Selling, general and administrative	272.7	311.5	(38.8)	-12%
Depreciation and amortization	5.5	5.1	0.4	7%
Total operating expenses	278.2	316.6	(38.4)	-12%
Loss from operations	(187.9)	(203.5)	15.6	-8%
Other income (expense)
Other income	49.5	171.2	(121.7)	-71%
Interest expense	(4.7)	(18.8)	14.1	-75%
Total other expense	44.8	152.3	(107.5)	-71%
Loss applicable to common stockholders	$(143.1)	$(51.2)	$(91.9)	180%

Total Revenue

Total revenue increased by $70,348, or 27%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to an increase in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue increased by $93,173, or 65%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due primarily to increases in materials, direct labor, and other direct costs resulting from increases in Pro-Tech’s revenue generating activities. Our gross profit margin decreased to 28% during the three months ended September 30, 2022 as compared to a gross profit margin of 44% during the three months ended September 30, 2021 as a result of higher labor and material costs.

Selling, general and administrative

Selling, general and administrative expenses decreased by $38,791, or 12%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due primarily to a decrease in accounting and audit fees.

Depreciation and amortization

Depreciation and amortization increased by 7% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to fixed asset additions.

Loss from Operations

We reported a loss from operations for the three months ended September 30, 2022 of $(187,921), which was a decrease of 8% compared to the operating loss of $(203,530) for the three months ended September 30, 2021.

Other income

Other income for the three months ended September 30, 2022 was $49,527 and is attributable to a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021). Other income of $171,173 for the three months ended September 30, 2021 was attributable to a gain on forgiveness of debt and interest recognized in connection with the forgiveness of the First PPP Loan. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Interest expense

Interest expense decreased by $14,185, or 75%, to $4,653 in the three months ended September 30, 2022 as compared to $18,838 for the three months ended September 30, 2021. The overall decrease resulted from a reduction in advances pursuant to the New VPEG Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the three months ended September 30, 2022 was $(143,047), or $(0.01) per share, as compared to a loss applicable to common stockholders of $(51,195), or $(0.00) per share, for the three months ended September 30, 2021 on weighted average shares of 28,037,713 and 28,037,713, respectively.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	For the Nine Months Ended September 30,			Percentage
($ in thousands)	2022	2021	Change	Change
Total revenue	$1,218.5	$619.5	$599.0	97%

Total cost of revenue	701.2	356.3	345.0	97%

Gross profit	517.3	263.2	254.0	96%

Operating expenses
Selling, general and administrative	849.2	763.0	86.1	11%
Depreciation and amortization	16.2	15.4	0.8	6%
Total operating expenses	865.4	778.4	87.0	11%
Loss from operations	(348.1)	(515.1)	167.0	-32%
Other income (expense)
Other income	155.5	172.5	(17.0)	-10%
Interest expense	(24.7)	(42.5)	17.7	-42%
Total other expense	130.8	130.0	0.7	1%
Loss applicable to common stockholders	$(217.3)	$(385.1)	$167.8	-44%

Total Revenue

Total revenue increased by $598,993, or 97%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to an increase in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue increased by $344,976, or 97%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due primarily to increases in materials, direct labor, and other direct costs resulting from increases in Pro-Tech’s revenue generating activities. Our gross profit margin was 42% during each of the nine months ended September 30, 2022 and the nine months ended September 30, 2021.

Selling, general and administrative

Selling, general and administrative expenses increased by $86,139, or 11%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due primarily to increases in sales and marketing personnel and insurance costs.

Depreciation and amortization

Depreciation and amortization increased by 6% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to fixed asset additions.

Loss from Operations

We reported a loss from operations for the nine months ended September 30, 2022 of $(348,118), which was a decrease of 32% compared to the operating loss of $(515,148) for the nine months ended September 30, 2021.

Other income

Other income for the nine months ended September 30, 2022 was $155,527 and is attributable to a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021). Other income of $172,513 for the nine months ended September 30, 2021 was primarily attributable to a gain on forgiveness of debt and interest recognized in connection with the forgiveness of the First PPP Loan. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Interest expense

Interest expense decreased by $17,726, or 42%, to $24,738 in the nine months ended September 30, 2022 as compared to $42,464 for the nine months ended September 30, 2021. The overall decrease resulted from decreases related to forgiveness of the First PPP Note and a reduction in advances pursuant to the New VPEG Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the nine months ended September 30, 2022 was $(217,329), or $(0.01) per share, as compared to a loss applicable to common stockholders of $(385,099), or $(0.01) per share, for the nine months ended September 30, 2021 on weighted average shares of 28,037,713 and 28,037,713, respectively.

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

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. Working capital, defined as total current assets less total current liabilities, fluctuates depending on borrowing as well as effective management of receivables from our purchasers and payables to our vendors. We do not anticipate any material capital expenditures during the twelve months following September 30, 2022. We believe that material cash requirements for operating expenditures in excess of cash provided by operations may range from $0 per month to $20,000 per month during the twelve months following September 30, 2022.

Our long-term material cash requirements from currently known obligations consist of repayment of outstanding borrowings and interest payment obligations.

The following table summarizes our estimated material cash requirements for known obligations as of November 14, 2022. This table does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments. The following table does not include any cash requirements related to our office space in Texas or the Pro-Tech facility in Oklahoma because the office space in Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma is cancellable at any time by giving notice of 90 days.

($ in thousands)	Payments Due by Period
Material Cash Requirements	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Economic Injury Disaster Loan repayment	$150.0	$8.8	$17.5	$17.5	$106.2
Paycheck Protection Program Loan (1)	98.6	-	49.3	49.3	-
Vehicle Loan	31.4	7.0	14.1	10.3	-
New VPEG Note	3,717.5	3,717.5	-	-	-
	$3,997.5	$3,733.3	$80.9	$77.1	$106.2

(1)	we have applied for full forgiveness of this loan

We believe it will be necessary to obtain additional liquidity resources satisfy our material cash requirements. We are addressing our liquidity needs by seeking to generate positive cash flows from operations and developing additional backup capital sources.

Capital Resources

During the nine months ended September 30, 2022, we obtained $152,000 from VPEG through the New VPEG Note.

As of the date of this Quarterly Report on Form 10-Q and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of November 14, 2022, the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $282,524.

Paycheck Protection Program Loans

On April 15, 2020, we received loan proceeds in the amount of $168,800 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “First PPP Loan”) is evidenced by a promissory note (the “First PPP Note”) issued by us, dated April 14, 2020, in the principal amount of $168,800 with Arvest Bank. As of August 6, 2021, we received notice from Arvest Bank and the SBA that the full amount of the First PPP Loan had been forgiven. The amount forgiven, including principal of $168,800 and accrued interest of $2,373, has been recorded as other income in the accompanying consolidated financial statements. The entire amount of recorded gain on forgiveness of the First PPP Loan has been excluded from income for tax purposes.

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

The Company made interest-only payments of $0 and $2,193 on the EIDL Note during the three and nine months ended September 30, 2022, respectively. The Company made no payments on the EIDL Note during the three and nine months ended September 30, 2021.

The Company recorded interest expense of $1,437 and $1,437 related to the EIDL Note for the three months ended September 30, 2022 and 2021, respectively.

The Company recorded interest expense of $4,266 and $4,266 related to the EIDL Note for the nine months ended September 30, 2022 and 2021, respectively.

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

Vehicle Loan

On June 14, 2022, Pro Tech our wholly-owned subsidiary, entered into a Promissory Note and Security Agreement in the amount of $31,437.60 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586.23 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $30,035 and $0 as of September 30, 2022 and 2021, respectively.

Arvest Loan

On July 11, 2022, Pro-Tech, our wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”). The Arvest Loan matures on July 11, 2023 and bears interest at 5.5% per annum, subject to change in accordance with the Variable Rate (as defined in the Promissory Note and Security Agreement), the calculation for which is the Wall Street Journal U.S. Prime Rate plus 0.75%.  Pursuant to the terms of the Arvest Loan, Pro-Tech is required to make monthly payments beginning on August 11, 2022 and until the maturity date, at which time all unpaid principal and interest will be due. Pro-Tech may prepay the loan in full or in part at any time without penalty. The Arvest Loan contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The Arvest Loan is secured by Pro-Tech’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. As of September 30, 2022 and November 14, 2022, Pro-Tech had not requested any advances pursuant to the Arvest Loan and accordingly the principal balance was $0.

Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(62,797)	$(516,300)
Net cash used in investing activities	(70,993)	(32,998)
Net cash provided by financing activities	182,035	394,622
Net increase (decrease) in cash and cash equivalents	48,245	(154,676)
Cash and cash equivalents at beginning of period	52,908	192,337
Cash and cash equivalents at end of period	$101,153	$37,661

Net cash used in operating activities for the nine months ended September 30, 2022 was $62,797. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $76,943. Changes in operating assets and liabilities provided cash of $14,146. The most significant uses of cash were increases in inventory and prepaids and other current assets. These changes were offset by cash provided by increases in accounts payable and accrued and other short-term liabilities and a decrease in accounts receivable.

This compares to net cash used in operating activities for the nine months ended September 30, 2021 of $516,300. Net loss adjusted for non-cash items (depreciation, amortization, and Paycheck Protection Program loan forgiveness) used cash of $413,050. Changes in operating assets and liabilities used cash of $103,250. The most significant uses of cash were increases in accounts receivable due to timing of collections, inventory due to purchases, and prepaids and other current assets, as well as a decrease in accounts payable. These changes were partially offset by cash provided by a decrease in other receivables due to a refund of a receivable for tax overpayment and an increase in accrued and other short-term liabilities.

Net cash used in investing activities for the nine months ended September 30, 2022 was $70,993 resulting from fixed asset purchases. This compares to $32,998 used by investing activities for the nine months ended September 30, 2021 due to fixed asset purchases.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $182,035 and resulted from debt financing proceeds from an affiliate and a new vehicle loan, net of vehicle loan repayments. This compares to $394,622 in net cash provided by financing activities during the nine months ended September 30, 2021 resulting from debt financing proceeds from affiliates in addition to debt financing proceeds from the Second PPP Note.

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

For the three and nine months ended September 30, 2022 and 2021, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $5,002 has been recorded at September 30, 2022 and December 31, 2021, respectively. We suffered no bad debt losses in the nine months ended September 30, 2022 and 2021, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of September 30, 2022 and December 31, 2021, three and three customers comprised 50% and 65% of our gross accounts receivables, respectively. For the three months ended September 30, 2022 and 2021, three and four customers comprised 45% and 71% of our total revenue, respectively. For the nine months ended September 30, 2022 and 2021, three and four customers comprised 54% and 71% of our total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at September 30, 2022 and December 31, 2021, and the goodwill balances of $145,149 at the end of each period are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2021, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at September 30, 2022 and 2021, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at September 30, 2022 and September 30, 2021. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we are still in the process of remediating as of September 30, 2022, our disclosure controls and procedures were not effective.

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

During the evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, our management identified the following material weaknesses:

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first nine months of fiscal year 2022 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first nine months of fiscal year 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the nine months ended September 30, 2022, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first nine months of fiscal year 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1*	Promissory Note and Security Agreement dated July 11, 2022 by and between Pro-Tech Hardbanding Services, Inc. and Arvest Bank.

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	Inline XBRL Instance Document.

101.SCH++	Inline XBRL Taxonomy Extension Schema Document.

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date: November 14, 2022	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director