Form 10-K
period 2022-12-31
VICTORY OILFIELD TECH, INC.
filed 2023-04-11
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock was approximately $332,328 based on the closing price of such stock and such date of $0.43.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of April 11, 2023 was 28,037,713.

DOCUMENTS INCORPORATED BY REFERENCE None.

VICTORY OILFIELD TECH, INC.

ANNUAL REPORT ON

FORM 10-K

For the year ended December 31, 2022

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: changes in crude oil and natural gas prices, the pace of drilling and completions activity on our properties, our ability to acquire additional development opportunities, potential or pending acquisition transactions, the projected capital efficiency savings and other operating efficiencies and synergies resulting from our acquisition transactions, integration and benefits of property acquisitions, or the effects of such acquisitions on our Company’s cash position and levels of indebtedness, changes in our reserves estimates or the value thereof, disruptions to our Company’s business due to acquisitions and other significant transactions, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products and prices, the COVID-19 pandemic and its related economic repercussions and effect on the oil and natural gas industry, and the impact of recent inflationary pressures on the Company’s operations.

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

Our Industry and Market

The following information excerpts were sourced from a September 2020 “Anti-Corrosion Coatings Market Size Report, 2020-2027” published by Grand View Research (Report ID: CVR-4-68039-128-0), available at www.grandviewresearch.com.

The global anti-corrosion coatings market size was valued at USD 27.2 billion in 2019 and is expected to grow at a compound annual growth rate (CAGR) of 4.6% from 2020 to 2027. The rising demand for thin-walled durable metallic components in the manufacturing of lightweight products, which are used in various industries including building and construction, automotive, marine, and oil & gas is expected to propel the market growth over the forecast period. Amid the global COVID-19 pandemic, the demand for anti-corrosion coatings has increased primarily in the oil and gas and marine application industries owing to the reduced exploration and marine operation. The machines and equipment that are not in operations need maintenance so as to avoid the degradation and rusting as such equipment has crude oil residual, water, salt, and other chemicals, which cause corrosion.

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

The midstream sector consists of transportation activity of crude oil and natural gas. These products are transported by various mediums including pipelines, tankers, tank cars, and trucks. The outer surface of the tanks or pipelines is protected from the atmospheric corrosion with the help of coatings and cathodic protection.

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

With hardness that can range from 900 to 1500 Vickers, our coatings products will be 3 to 5 times harder than normal metals such as titanium and steel. Oilfield products protected by our wear-resistant alloys are lasting two to ten times longer than other coated products in field applications. Additionally, our coatings products will deliver a friction coefficient of 0.05 to 0.12, similar to the smoothness of Teflon.

With the acquisition of Pro-Tech, a hardbanding service provider servicing Oklahoma, Texas, Kansas, Arkansas, Louisiana, and New Mexico, we believe we will create opportunities to leverage our existing portfolio of intellectual property to fulfill our mission of operating as a technology-focused oilfield services company.

Our Competitors

The key players in the global market include The 3M Company, AkzoNobel N.V, Jotun A/S, Hempel A/S, Arkerma Group Axalta Coating System Ltd., The Sherwin-Williams Company, Kansai Paints Co. Ltd., Nippon Paints, RPM International, Inc., Aegion Corporation, Ashland Inc., Beckers Group, and BASF SE. The industry is characterized by mergers and acquisitions as the players are focusing on increasing their market presence.

Our Growth Strategies

Our goal is to continue to expand the range of oil and gas product solutions that we deliver to the global oilfield services industry.

●	Our Company will continue to pursue U.S. oilfield services company acquisition initiative, as appropriate, aimed at companies who are already recognized as a high-quality services provider to strategic customers in the major north American oil and gas basins. When completed, each of these oilfield services company acquisitions will provide immediate revenue from their current regional customer base, while also providing us with a foundation for channel distribution and product development of our existing products and services. We intend to grow each of these established oilfield services companies by providing better access to capital, more disciplined sales and marketing development, integrated supply chain logistics and infrastructure build out that emphasizes outstanding customer service and customer collaboration future product development and planning.

●	We believe that a well-capitalized technology-enabled oilfield services business will provide the basis for more accessible financing to grow our Company and execute our oilfield services company acquisitions strategy.

●	We plan to establish full-service facilities in each major geographic area of drilling with products and services such as pipe coating services, hardbanding, inspection services, and machining and thread repair.

●	We believe that the current environment in the oil and gas industry can provide the potential for opportunistic acquisitions at reasonable valuations.

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

Employees

We have eight full-time employees as of April 11, 2023. We believe that our relationships with our employees are satisfactory, and we enjoy low turnover. We support diversity in our workforce and are committed to safety in the workplace and compliance with applicable regulatory and legal requirements. We utilize the services of independent contractors to perform various daily operational and administrative duties.

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

The foregoing impacts and other unforeseen impacts not referenced herein, as well as the ultimate impact of the COVID-19 pandemic, are difficult to predict. While we have seen a return to more stable quarter-over-quarter demand for our services, we remain cognizant of future COVID-19 developments, such as impacts from new variants, employee absenteeism, lockdowns or other restrictions, that could materially impact our future results of operations, financial condition and cash flows.

Risks Related to Our Business, Industry, and Strategy

We have substantial liabilities that will require that we raise additional financing to continue operations. Such financing may be available on less advantageous terms, if at all. Additional financing may result in substantial dilution.

As of December 31, 2022, we had $73,636 of cash, total current assets of $289,618, current liabilities of $4,135,547 and a working capital deficit of $(3,845,929). Our current liabilities mainly include short-term notes payable, and to a lesser extent, accounts payable. We are currently unable to pay all of our accounts payable. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we have incurred losses of $341,739 and $260,859 for the years ended December 31, 2022 and 2021, respectively.

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

Our business could be adversely affected by unfavorable economic and political conditions, which in turn, can negatively impact our ability to generate returns to you.

Our business and operations are sensitive to general business and economic conditions in the United States. Factors beyond our control could cause fluctuations resulting in adverse conditions, such as heightened inflation. Sustained inflationary pressures resulted in the Federal Reserve Board increasing interest rates significantly during 2022, and the Federal Reserve Board has continued to raise interest rates in 2023. To the extent such conditions worsen, it may negatively impact our ability to generate returns to you.

In addition, national and regional economies and financial markets have become increasingly interconnected, which increases the possibilities that conditions in one country, region, or market might adversely impact issuers in a different country, region, or market. Major economic or political disruptions, such as the slowing economy in China, the war in Ukraine and sanctions on Russia, and a potential economic slowdown in the United Kingdom and Europe, may have global negative economic and market repercussions. Russia’s conflict with Ukraine and the sanctions and other measures imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. A significant escalation or expansion of economic disruption or countries subject to sanctions or the conflict’s scope could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We depend on our future customers’ willingness to make expenditures to explore for and to develop and produce oil and natural gas in the United States. We cannot accurately predict which or what level of our future services and products our clients will need in the future. Our future customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:

●	domestic and worldwide economic conditions, including inflation;

●	the supply and demand for oil and natural gas;

●	the level of prices, and expectations about future prices, of oil and natural gas;

●	the cost of exploring for, developing, producing and delivering oil and natural gas;

●	the expected rates of declining current production;

●	the discovery rates of new oil and natural gas reserves;

●	available pipeline, storage and other transportation capacity;

●	federal, state and local regulation of exploration and drilling activities;

●	weather conditions, including hurricanes that can affect oil and natural gas operations over a wide area;

●	political instability in oil and natural gas producing countries;

●	technical advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	the ability of oil and natural gas producers to raise equity capital and debt financing; and

●	merger and divestiture activity among oil and natural gas producers.

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

Our operations and the operations of our customers are subject to extensive and frequently changing regulations. More stringent legislation, regulation or taxation of drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. Numerous federal, state and local departments and agencies are authorized by statute to issue, and have issued, rules and regulations binding upon participants in the oil and gas industry. Our operations and the markets in which we participate are affected by these laws and regulations and may be affected by changes to such laws and regulations in the future, which may cause us to incur materially increased operating costs or realize materially lower revenue, or both.

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

Our future customers or acquisition targets are required to obtain permits from one or more governmental agencies in order to perform drilling and/or completion activities. Such permits are typically required by state agencies but can also be required by federal and local governmental agencies. The requirements for such permits vary depending on the location where such drilling and completion activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. Permitting delays, an inability to obtain new permits or revocation of our future customers’ or acquisition targets’ current permits could cause a loss of revenue and could materially and adversely affect our business, financial condition and results of operations.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified material weaknesses. These material weaknesses were associated with our lack of sufficient segregation of duties within accounting functions, lack of documentation for certain expense transactions, and our lack of sufficient oversight over cyber security. We are undertaking remedial measures, which measures will take time and capital to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

We intend to reapply to the OTC Markets Group for our common stock to trade on the OTCQB, which application may or may not be approved. There can be no assurance that there will be a more active market for our shares of common stock either now or in the future or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, our stockholders may not find purchasers for our securities should they desire to sell them.

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

The market price for our common stock could fluctuate due to various factors. In addition to other factors described in this section, these factors may include, among others:

●	conversion of outstanding stock options or warrants;

●	announcements by us or our competitors of new investments;

●	developments in existing or new litigation;

●	changes in government regulations;

●	fluctuations in our quarterly and annual operating results; and

●	general market and economic conditions, including recent inflationary pressures.

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

As of December 31, 2022, we had outstanding stock options to purchase an aggregate of 211,186 shares of common stock and warrants to purchase an aggregate of 2,257,294 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants and we would be able to obtain a higher price for our common stock than we would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and the terms on which we could obtain additional financing. The ownership interest of our existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

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

There was no further activity related to this case during the years ended December 31, 2022 and 2021, respectively.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Market operated by OTC Markets Group under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2022 and 2021. Since May 20, 2019 the high and low bid price data for our common stock are reported by the OTC Pink Market. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

The quotation of our common stock on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have an adverse impact on our ability to raise capital in the future.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2021	First Quarter	$1.06	$0.10
	Second Quarter	$1.00	$0.20
	Third Quarter	$0.81	$0.12
	Fourth Quarter	$0.51	$0.11
2022	First Quarter	$0.51	$0.16
	Second Quarter	$0.48	$0.20
	Third Quarter	$0.44	$0.22
	Fourth Quarter	$0.40	$0.17

Holders

On December 31, 2022, there were approximately 1,423 holders of record of our common stock. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Purchases of Equity Securities

We did not purchase any of our own common stock during 2022 or 2021.

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

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheets as of December 31, 2022 and 2021 and our audited consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes thereto.

In MD&A, we use “we,” “our,” “us,” “Victory” and “the Company” to refer to Victory Oilfield Tech. and its wholly-owned subsidiary, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2023 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2022 consolidated financial statements, we have suffered recurring losses from operations which raises substantial doubt about our ability to continue as a going concern.

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

BUSINESS OVERVIEW

General

We are an Austin, Texas based publicly held oilfield energy technology products company focused on improving well performance and extending the lifespan of the industry’s most sophisticated and expensive equipment. America’s resurgence in oil and gas production is largely driven by new innovative technologies and processes as most dramatically and recently demonstrated by fracking. One such process is hardbanding, in which a wear-resistant alloy is applied to the tool joints of drill pipe or drill collars to prolong the life of oilfield tubulars. We utilize wear-resistant alloys which are mechanically stronger, harder and more corrosion resistant than typical alloys found in the market today. This combination of characteristics creates opportunities for drillers to dramatically improve lateral drilling lengths, well completion time and total well costs.

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

Recent Developments

Russia conflict with Ukraine

Russia’s conflict with Ukraine and the sanctions and other measures imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. While we have no operations in Russia or Ukraine, a significant escalation or expansion of economic disruption or countries subject to sanctions or the conflict’s scope could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader economic impact on commodities from the current conflict, especially on the price and supply of raw materials.

Impact of Coronavirus Pandemic

During the year ended December 31, 2022, our business continued to recover from the significant adverse impact on the demand for our products and, thus, our income from operations caused by the COVID-19 pandemic, which began in early 2020. While we have seen a return to more stable quarter-over-quarter demand for our products and services, we remain cognizant of future COVID-19 developments, such as impacts from new variants, employee absenteeism, lockdowns or other restrictions that could impact our future results of operations, financial condition and cash flows.

Two additional issues continue to affect national and global market conditions. First, supply chain disruptions have become more frequent in recent months. Thus far, we have not experienced material adverse effects from materials shortages; however, timely sourcing of certain materials is of increased concern. Second, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue in 2023. This shortage could affect some of our customers which could impact our revenue, volume, and profitability. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

VPEG Note

During the period of January 1, 2023 through April 11, 2023 we received additional loan proceeds of $52,500 from VPEG pursuant to the New VPEG Note (See Note 11, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

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

Total cost of revenue

The costs associated with generating our revenue fluctuate because of changes in sales volumes, average selling prices, product mix, and changes in the price of raw materials and consist primarily of the following:

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

Depreciation and amortization

Depreciation and amortization expenses consist of amortization of intangible assets, depreciation of property, plant and equipment, net of depreciation of hardbanding equipment, which is reported in Total cost of revenue.

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

	For the Years Ended December 31,			Percentage
($ in thousands)	2022	2021	Change	Change
Total revenue	$1,624.6	$815.3	$809.3	99%

Total cost of revenue	903.6	491.7	411.9	84%

Gross profit	721.0	323.6	397.4	123%

Operating expenses
Selling, general and administrative	994.5	1,031.8	(37.3)	-4%
Depreciation and amortization	21.7	20.5	1.2	6%
Total operating expenses	1,016.2	1,052.3	(36.1)	-3%
Loss from operations	(295.2)	(728.7)	433.5	-59%
Other income (expense)
Other income	1.6	526.7	(525.1)	-32819%
Interest expense	(27.9)	(58.9)	31.0	-53%
Total other income (expense)	(26.3)	467.8	(494.1)	-106%
Loss from operations before tax benefit	(321.5)	(260.9)	(60.6)	23%
Tax benefit	-	-	-	0%
Loss applicable to common stockholders	$(321.5)	$(260.9)	$(60.6)	23%

Total Revenue

Total revenue increased by $809,368, or 99%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to an increase in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue increased by $411,916, or 84%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021 due primarily to increases in materials, direct labor, other direct costs resulting from increases in Pro-Tech’s revenue generating activities as compared to the year ended December 31, 2021. The majority of the increase can be found in direct labor costs. Our gross margin increased to 44% during 2022 as compared to a gross margin of 40% during 2022 because of higher labor and material costs.

Selling, general and administrative

Selling, general and administrative expenses decreased by $37,303 or 4%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021 due as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021).

Depreciation and amortization

Depreciation and amortization increased by $1,205 or 6%, during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to fixed asset additions during 2022.

Other income

We reported other income of $1,585 in the year ended December 31, 2022 attributable to interest on a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021). We reported other income of $526,730 in the year ended December 31, 2021. Of the total amount, $171,173 resulted from a gain on forgiveness of debt recognized in connection with the forgiveness of principal and accrued interest on the First PPP Loan (See Note 5, Notes Payable, to the consolidated financial statements for more information). The remainder of $355,557 resulted primarily from de-recognition of certain accounts payable that are no longer recoverable under Texas law.

Interest expense

Interest expense decreased by $30,970, or 53%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. The overall decrease resulted from decreases related to forgiveness of the First PPP Note and a reduction in advances pursuant to the New VPEG Note. See Note 6, Notes Payable, to the consolidated financial statements for more information.

Tax benefit

There is no material provision for income tax expenses recorded for the twelve months ended December 31, 2022 and 2021 due to the net operating losses, (“NOL”) in each of the respective years. The realization of future tax benefits is dependent on our ability to generate taxable income within the NOL carry forward period. Given our history of net operating losses, management has determined that it is more-likely-than-not we will not be able to realize the tax benefit of our NOL carry forwards. Current standards require that a valuation allowance thus be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the year ended December 31, 2022 was $(321,484), or $(0.01) per share, compared to a loss applicable to common stockholders of $(260,859), or $(0.01) per share, for the year ended December 31, 2021 on weighted average shares of 28,037,713 in each of the respective periods.

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

Capital Resources

During the twelve months ended December 31, 2022, we obtained $152,000 from VPEG through the New VPEG Note. On September 3, 2021, we and VPEG entered into an amendment to the New Debt Agreement (the “Third Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

As of the date of this Annual Report on Form 10-K and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of April 11, 2023 the remaining amount available to us for additional borrowings on the New VPEG Note, as amended, was approximately $230,000.

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. Working capital, defined as total current assets less total current liabilities, fluctuates depending on borrowing as well as effective management of receivables from our purchasers and payables to our vendors. We do not anticipate any material capital expenditures during the twelve months following December 31, 2022. We believe that material cash requirements for operating expenditures in excess of cash provided by operations may range from $0 per month to $20,000 per month during the twelve months following December 31, 2022.

Our long-term material cash requirements from currently known obligations consist of repayment of outstanding borrowings and interest payment obligations.

The following table summarizes our estimated material cash requirements for known obligations as of April 11, 2023. This table does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments. The following table does not include any cash requirements related to our office space in Texas or the Pro-Tech facility in Oklahoma because the office space in Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma is cancellable at any time by giving notice of 90 days.

($ in thousands)	Payments Due by Period
Material Cash Requirements	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Economic Injury Disaster Loan repayment	$150.0	$8.8	$17.5	$17.5	$106.2
Paycheck Protection Program Loan (1)	98.6	-	49.3	49.3	-
Arvest Loan	10.0	10.0	-	-	-
Vehicle Loan	31.4	7.0	14.1	10.3	-
New VPEG Note	3,717.5	3,717.5	-	-	-
	$4,007.5	$3,743.3	$80.9	$77.1	$106.2

(1)	we have applied for full forgiveness of this loan

We believe it will be necessary to obtain additional liquidity resources to satisfy our material cash requirements. We are addressing our liquidity needs by seeking to generate positive cash flows from operations and developing additional backup capital sources.

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

Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is 30 years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, we are obligated to make equal monthly payments of principal and interest beginning in December 2022 through the maturity date of June 11, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty.

We made interest-only payments of $2,924 and $5,117 on the EIDL Note for the years ended December 31, 2022 and 2021, respectively.

We recorded interest expense of $5,703 and $5,703 related to the EIDL Note for the years ended December 31, 2022 and 2021, respectively.

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

New VPEG Note

See Note 11, Related Party Transactions to the accompanying consolidated financial statements, for a definition and description of the VPEG Note and the New VPEG Note. The outstanding balance on the New VPEG Note was $3,717,476 and $3,550,276 at December 31, 2022 and 2021, respectively. We recorded interest expense of $15,200 and $42,600 related to the New VPEG Note for the twelve months ended December 31, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition.

Cash Flow

The following table provides detailed information about our net cash flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
($ in thousands)	2022	2021
Net cash used in operating activities	$(98.8)	$(658.0)
Net cash used in investing activities	(71.0)	(33.0)
Net cash provided by financing activities	190.5	551.6
Net increase (decrease) in cash and cash equivalents	20.7	(139.4)
Cash and cash equivalents at beginning of period	52.9	192.3
Cash and cash equivalent at end of period	$73.6	$52.9

Net cash used in operating activities for the year ended December 31, 2022 was $98,839. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $157,433. Changes in operating assets and liabilities provided cash of $58,594. The most significant uses of cash were increases in prepaid and other current assets and inventory due to purchases, as well as an increase in accounts receivable. These changes were offset by cash provided by increases in accrued and other short-term liabilities and accounts payable.

This compares to net cash used in operating activities for the year ended December 31, 2021 of $658,026. Net loss adjusted for non-cash items (depreciation, amortization, and Paycheck Protection Program loan forgiveness) used cash of $255,860. Changes in operating assets and liabilities used cash of $402,166. The most significant uses of cash were increases in accounts receivable due to timing of collections, inventory due to purchases, and prepaids and other current assets, as well as a significant decrease in accounts payable. These changes were partially offset by cash provided by a decrease in other receivables due to a refund of a receivable for tax overpayment and an increase in accrued and other short-term liabilities.

Net cash used in investing activities for the year ended December 31, 2022 was $70,992 due to fixed asset purchases. This compares to $32,998 of cash used by investing activities for the year ended December 31, 2021 due to fixed asset purchases.

Net cash provided by financing activities for the year ended December 31, 2022 was $190,559 compared to $551,595 in net cash provided by financing activities during the year ended December 31, 2021. In each of the 2022 and 2021 periods, net cash provided by financing activities was primarily due to debt financing proceeds from affiliates in addition to debt financing proceeds from one PPP loans. See Note 6, Notes Payable, to the consolidated financial statements, and Note 11, Related Party Transactions, to the consolidated financial statements for more information regarding our financing activities.

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

Cash and Cash Equivalents:

We consider all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. We had no cash equivalents at December 31, 2022 and 2021.

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

At December 31, 2022 and 2021, the carrying value of our financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $5,002 has been recorded at December 31, 2022 and 2021, respectively. We suffered $5,002 losses in 2022 and no losses in 2021. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of December 31, 2022 and 2021, three and three customers comprised 78.2% and 64.9% of our gross accounts receivables, respectively. For the years ended December 31, 2022 and 2021, three and four customers comprised 52.7% and 60.1%, respectively, of our total revenues.

Inventory

Our inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2022 or 2021.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at December 31, 2022 and 2021, and the goodwill balances of $145,149 at December of each year are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2022, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

For the years ended December 31, 2022 and 2021, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

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

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2022 and 2021, respectively. The weighted average number of common shares outstanding was 28,037,713 at each of December 31, 2022 and 2021. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table outlines outstanding common stock shares and common stock equivalents:

	Years Ended December 31,
	2022	2021
Common Stock Shares Outstanding	28,037,713	28,037,713
Common Stock Equivalents Outstanding
Warrants	2,257,294	2,648,621
Stock Options	211,186	211,186
Total Common Stock Equivalents Outstanding	2,468,480	2,859,807

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the FASB that are adopted by us as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for us for the fiscal year, and interim periods within the fiscal year, beginning January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This guidance, as amended by subsequent ASU’s on the topic, improves transparency and comparability among companies by recognizing right of use (ROU) assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We adopted ASU No. 2016-02 in our fiscal year beginning January 1, 2019 and used the optional transition method provided by the FASB in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, with no restatement of comparative periods. The adoption of ASU 2016-02 had no material impact on the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities – Supplier Finance Programs.” The ASU codifies disclosure requirements for supplier financing programs. The new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are currently evaluating the impact of ASU 2022-04 on our financial statements but do not expect the guidance to have a material impact.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2022, our internal control over financial reporting was not effective due to the following material weaknesses.

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

Item 9B. Other Information

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2022, that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding the names, ages (as of April 11, 2023) and positions held by each of our executive officers.

Name	Age	Positions Held
Kevin DeLeon	55	Chief Executive Officer, President, Principal Financial and Accounting Officer and Director
Ronald W. Zamber	61	Chairman of the Board of Directors
Robert Grenley	65	Director
Ricardo A. Salas	58	Director

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of our Company, the Board considered transactions and relationships between our Company and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). For the year ended December 31, 2022, the Board has determined that the following directors and director nominees are independent as defined in applicable SEC and Nasdaq Stock Market rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Marketplace Rule 5605: Ron Zamber, Rob Grenley, and Ricardo A. Salas.

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

Our Board does not have a specific policy with regard to the consideration of candidates recommended by stockholders, however any nominees proposed by our stockholders will be considered on the same basis as nominees proposed by the Board. If a stockholder wants to submit a candidate for consideration to the Board, the stockholder may submit a proposal to our interim Corporate Secretary, Kevin DeLeon, in with the stockholder communication procedures set forth below.

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

Delinquent Section 16(a) Reports

None.

Item 11. Executive Compensation

Summary Compensation Table - Fiscal Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Kevin DeLeon, Chief Executive Officer (2)	2022	120,000	—	120,000
	2021	109,000	—	109,000

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	On October 25, 2019 we entered into an employment agreement with Mr. Kevin DeLeon having a term of one year. Pursuant to the employment agreement, we agreed to pay Mr. DeLeon a salary of $120,000 per year, effective November 1, 2019. In addition, in consideration for past services, we issued Mr. DeLeon a three year warrant to purchase 100,000 shares of the Company’s stock at $0.80 per share. Mr. DeLeon will also be eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and our generally applicable policies. On October 26, 2020, the term of the employment agreement was extended to October 31, 2021, with all other terms in the employment agreement remaining in effect. Mr. DeLeon and the Company have agreed to continue Mr. DeLeon’s employment beyond the extended October 31, 2021 termination of the employment agreement, on the same terms as set forth in the employment agreement, terminable at the option of either party.

Director Compensation

No member of our Board of Directors received any compensation for services as a director during the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of April 11, 2023 (i) by each person who is known by us to beneficially own more than 5% of our voting stock; (ii) by each of our officers, directors and director nominees; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our Company, 3355 Bee Caves Road, Suite 608, Austin, Texas 78746.

				Amount of Beneficial Ownership(1)			Percent of
Name and Address of Beneficial Owner	Shares	Options	Warrants	Common Stock	Series D PS Converted to CS	Percent of Common Stock(2)	Total Voting Stock(3)
Ronald Zamber, Director (4)	7,261,501	-	1,882,294	9,164,644	-	30.56%	30.56%
Robert Grenley, Director (5)	3,357	-	-	3,357	-	0.01%	0.01%
Ricardo A. Salas, Director (6)	20,000,000	-	-	20,000,000	-	66.84%	66.84%
Kevin DeLeon, Interim CEO and Director	-	-	-	-	-	0.0%	0.0%
All directors and officers as a group (4 persons named above)	27,264,858	-	1,882,294	29,247,152	-	97.41%	97.41%

Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 28,037,713 shares of our common stock outstanding as of April 11, 2023.

(3)	There were no shares of voting stock other than common stock outstanding as of April 11, 2023.

(4)	Includes 291,866 shares of common stock; 4,382,872 shares of common stock owned by Navitus Energy Group, of which Mr. Zamber is the managing member of its managing partner, James Capital Consulting, LLC; 2,787 shares of common stock and warrants for the purchase of 2,343 shares of common stock exercisable within 60 days owned by James Capital Consulting, LLC; 64,951 shares of common stock owned by Visionary Investments, LLC, of which Dr. Zamber is sole member; and 2,519,025 shares of common stock and warrants for the purchase of 1,900,800 shares of common stock exercisable within 60 days owned by Visionary Private Equity Group I, LP, of which Dr. Zamber is senior managing director of its general partner, Visionary PE GP I, LLC.

(5)	Includes 3,357 shares of common stock.

(6)	Represents 20,000,000 shares issued to Armacor Victory Ventures, LLC, pursuant to the Supplementary Agreement, dated April 10, 2018 among the Company and Armacor Victory Ventures, LLC. Mr. Salas is the managing member of Armacor Victory Ventures, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2022.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,186	$2.15	15,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	211,186	$2.15	15,000,000

In 2014, our Board of Directors and stockholders approved our 2014 Long Term Incentive Plan. No shares remain available under the 2014 Long Term Incentive Plan.

In 2017, our Board of Directors and stockholders approved our 2017 Equity Incentive Plan. As of December 31, 2022, no shares have been granted under our 2017 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There have been no transactions since the beginning of our 2021 fiscal year, and there are no any currently proposed transactions, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our board of directors has determined that Ron Zamber, Robert Grenley and Ricardo A. Salas are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2022 and 2021, we paid $115,850 and $119,715, respectively, in fees to our principal accountants.

Tax Fees

None.

All Other Fees

None.

All fees described above for the years ended December 31, 2022 and 2021, were approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to the Consolidated Financial Statements:

(2) Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014).

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018).

10.3	Loan Agreement, dated April 10, 2018, by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2018).

10.4	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020).

10.5	Amendment No. 2 to Loan Agreement, dated February 8, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 9, 2021).

10.6	Amendment No. 3 to Loan Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.7] to the Annual Report on Form 10-K filed September 3, 2021).

10.8	Promissory Note issued by the Company to Arvest Bank dated April 13, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 10, 2021).

10.9	Loan Authorization and Agreement by and between the Company and the U.S. Small Business Administration dated April 13, 2020 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 10, 2021).

10.10	Amended and Restated Promissory Note by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed September 3, 2021).

10.11	Promissory Note issued by the Company to Arvest Bank dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 10, 2021).

10.12	Promissory Note and Security Agreement dated July 11, 2022 by and between Pro-Tech Hardbanding Services, Inc. and Arvest Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 14, 2022).

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2017)

99.2	Compensation Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 20, 2017)

101.INS++	Inline XBRL Instance Document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Victory Oilfield Tech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Oilfield Tech, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

Description of the Critical Audit Matter

The Company has recognized revenue from oilfield services during the year ended December 31, 2022 totaling $1,624,635.

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

WEAVER AND TIDWELL, L.L.P.

We have served as Victory Oilfield Tech, Inc.'s auditor since 2013.

PCAOB ID 410

Austin, Texas

April 11, 2023

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$73,636	$52,908
Accounts receivable, net	163,196	153,383
Inventory	32,269	24,915
Prepaid and other current assets	20,517	31,271
Total current assets	289,618	262,477

Property, plant and equipment	835,731	764,739
Accumulated depreciation	(673,388)	(521,534)
Property, plant and equipment, net	162,343	243,205
Goodwill	145,149	145,149
Other intangible assets, net	96,323	113,575
Total Assets	$693,433	$764,406

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$149,505	$100,754
Accrued and other short-term liabilities	62,827	66,826
Short term advance from shareholder	180,150	180,150
Short term notes payable, net	10,000	8,772
Current portion of long-term notes payable	15,589	-
Short term notes payable - affiliate, net	3,717,476	3,550,276
Total current liabilities	4,135,547	3,906,778
Long term notes payable, net	261,592	239,850
Total long-term liabilities	261,592	239,850
Total Liabilities	4,397,139	4,146,628

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares issued and outstanding at each of December 31, 2022 and 2021	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares issued and outstanding at each of December 31, 2022 and 2021	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(99,237,582)	(98,916,098)
Total stockholders’ equity	(3,703,706)	(3,382,222)
Total Liabilities and Stockholders’ Equity	$693,433	$764,406

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Total revenue	$1,624,635	$815,267

Total cost of revenue	903,598	491,682

Gross profit	721,037	323,585

Operating expenses
Selling, general and administrative	994,459	1,031,762
Depreciation and amortization	21,710	20,505
Total operating expenses	1,016,169	1,052,267
Loss from operations	(295,132)	(728,682)
Other income (expense)
Other income	1,585	526,730
Interest expense	(27,937)	(58,907)
Total other income (expense)	(26,352)	467,823
Loss from operations before tax benefit	(321,484)	(260,859)
Tax expense	-	-
Loss applicable to common stockholders	$(321,484)	$(260,859)

Loss per share applicable to common stockholders
Loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average shares, basic and diluted	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(321,484)	$(260,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	15,200	13,000
Amortization of intangible assets	17,252	17,252
Depreciation	151,854	145,920
Paycheck Protection Program loan forgiveness	-	(171,173)
Changes in operating assets and liabilities:
Accounts receivable	(9,813)	(3,411)
Other receivables	-	48,560
Inventory	(7,354)	(7,908)
Prepaid and other current assets	10,754	(3,387)
Accounts payable	48,751	(436,201)
Accrued and other short-term liabilities	(3,999)	181
Net cash used in operating activities	(98,839)	(658,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(70,992)	(32,998)
Net cash used in investing activities	(70,992)	(32,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - affiliate	152,000	455,600
Payments on long term notes payable	(2,879)	-
Proceeds from credit line	10,000	-
Repayment of short term advance from shareholder	-	(5,000)
Proceeds from long term notes payable	31,438	100,995
Net cash provided by financing activities	190,559	551,595
Net change in cash and cash equivalents	20,728	(139,429)
Beginning cash and cash equivalents	52,908	192,337
Ending cash and cash equivalents	$73,636	$52,908

	For the Years Ended December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for:
Interest	$27,937	$58,907

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,655,239)	$(3,121,363)
Loss attributable to common stockholders	-	-	-	-	-	-	(260,859)	(260,859)
December 31, 2021 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)
Loss attributable to common stockholders	-	-	-	-	-	-	(321,484)	(321,484)
December 31, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,237,582)	$(3,703,706)

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included.

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. The Company has incurred an accumulated deficit of $(99,237,582) through December 31, 2022, and has a working capital deficit of $(3,845,929) at December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

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

Capital Resources

During 2022, the Company received loan proceeds of $152,000 from VPEG. As of the date of this report and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report the remaining amount available to the Company for additional borrowings on the New VPEG Note was approximately $230,000. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at December 31, 2022 and December 31, 2021.

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

At December 31, 2022 and 2021, the carrying value of the Company’s financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

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

For the twelve months ended December 31, 2022 and 2021, the Company recognized revenue of $1,624,635 and $815,267, respectively from contracts with oilfield operators. See Note 12 “Segment and Geographic Information and Revenue Disaggregation” for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $5,002 has been recorded at December 31, 2022 and 2021, respectively. The Company suffered $5,002 losses in 2022 and no losses in 2021. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of December 31, 2022 and 2021, three and three customers comprised 78.2% and 64.9% of the Company’s gross accounts receivables, respectively. For the years ended December 31, 2022 and 2021, three and four customers comprised 52.7% and 60.1%, respectively, of the Company’s total revenues.

Inventory

The Company’s inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2022 and 2021.

Inventories are valued at the lower of cost or net realizable value with cost being determined on the weighted average cost method. Elements of cost in inventories include raw materials and direct labor.

Supplies are valued at the lower of cost or net realizable value: cost is generally determined by the first-in, first-out cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at December 31, 2022 and 2021, and the goodwill balances of $145,149 at December of each year are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2022, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2022 and 2021, respectively. The weighted average number of common shares outstanding was 28,037,713 at each of December 31, 2022 and 2021. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the exercise prices of these instruments outstanding, all potentially dilutive common stock equivalents are considered anti-dilutive.

The following table outlines outstanding common stock shares and common stock equivalents:

	Years Ended December 31,
	2022	2021
Common Stock Shares Outstanding	28,037,713	28,037,713
Common Stock Equivalents Outstanding
Warrants	2,257,294	2,648,621
Stock Options	211,186	211,186
Total Common Stock Equivalents Outstanding	2,468,480	2,859,807

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

Note 2 – Recent Accounting Pronouncements

Recently Issued Accounting Standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities – Supplier Finance Programs.” The ASU codifies disclosure requirements for supplier financing programs. The new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are currently evaluating the impact of ASU 2022-04 on our financial statements but do not expect the guidance to have a material impact.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for the Company for the fiscal year, and interim periods within the fiscal year, beginning January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This guidance, as amended by subsequent ASU’s on the topic, improves transparency and comparability among companies by recognizing right of use (ROU) assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We adopted ASU No. 2016-02 in our fiscal year beginning January 1, 2019 and used the optional transition method provided by the FASB in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, with no restatement of comparative periods. The adoption of ASU 2016-02 had no material impact on the Company’s consolidated financial statements upon adoption.

Note 3 – Property, plant and equipment

Property, plant and equipment, at cost, consisted of the following at December 31:

	December 31,
	2022	2021
Trucks	$464,047	$393,055
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and office equipment	12,767	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	835,731	764,739
Less -- accumulated depreciation	(673,388)	(521,534)
Property, plant and equipment, net	$162,343	$243,205

Depreciation expense for the twelve months ended December 31, 2022 and 2021 was $151,854 and $145,920, respectively.

Note 4 – Goodwill and Other Intangible Assets

The Company recorded $17,252 and $17,252 of amortization of intangible assets for the twelve months ended December 31, 2022 and 2021, respectively.

The following table shows intangible assets, other than goodwill, and related accumulated amortization as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization & impairment	(76196)	(58,944)
Other intangible assets, net	$96,323	$113,576

Note 5 – Income Taxes

There was no material provision for (benefit of) income taxes for the years ended December 31, 2022 and 2021, after the application of ASC 740 “Income Taxes.”

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

For the years ending December 31, 2022 and 2021, the Company incurred a net operating loss carry forward of $200,000 and $330,000, respectively. Combined with the Section 382 limitation, as of December 31, 2022 the Company has net operating losses available of approximately $8,954,000 which will expire in between 2028 and 2038, and $3,170,000 that will carryforward indefinitely. Total Combined NOL is $12,124,000 Capital loss carryovers may only be used to offset capital gains.

Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2022 and 2021, respectively. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

All deferred income tax assets and liabilities, including NOL’s have been measured using a 24.16% rate and are reflected in the valuation of these assets as of December 31, 2022.

Significant components of the Company’s deferred income tax assets are as follows:

	2022	2021
Net operating loss carryforwards	$2,576,000	$2,543,000
Depreciation	(12,000)	(45,000)
Equity based expenses	261,000	278,000
Other	(23,000)	(29,000)
Deferred taxes	2,802,000	2,747,000
Valuation allowance	(2,802,000)	(2,747,000)
Net deferred income tax assets	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2022	2021
Federal taxes at statutory rate	21%	21.0%
Noncompulsory stock warrants	0.0%	4.7%
State tax & other permanent items	3.2%	16.5%
Change in state tax rate	(8.4)%	13%
Intangible impairment	0.0%	0.0%
Change in valuation allowance	(15.8)%	(55.2)%
Effective income tax rate	0.0%	0.0%

ASC 740 provides guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2022 and 2021 the Company does not have a liability for unrecognized tax benefits.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years 2019 and forward are open and subject to examination by the Federal taxing authority. The Company is not currently under examination and it has not been notified of a pending examination.

Note 6 – Notes Payable

Notes payable were comprised of the following at December 31:

	2022	2021
Economic Injury Disaster Loan	$150,000	$150,000
Vehicle Loan	28,559	-
Paycheck Protection Program Loan	98,622	98,622
Arvest Loan	10,000	-
New VPEG Note	3,717,476	3,550,276
Total notes payable	$4,004,657	$3,798,898

Current portion of notes payable	3,743,065	3,559,048
Long term notes payable, net	$261,592	$239,850

Amortization of discount and issuance costs during the year ended December 31, 2022 was $15,200.

Future payments on notes payable at December 31, 2022 were:

2023	$3,743,065
2024	15,589
2025	15,589
2026	15,589
2027	15,589
2028 and beyond	199,236
Total	$4,004,657

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

The Company made interest-only payments of $2,924 and $5,117 on the EIDL Note for the years ended December 31, 2022 and 2021, respectively.

The Company recorded interest expense of $5,703 and $5,703 related to the EIDL Note for the years ended December 31, 2022 and 2021, respectively.

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

New VPEG Note

See Note 11, Related Party Transactions, for a definition and description of the VPEG Note and the New VPEG Note. The outstanding balance on the New VPEG Note was $3,717,476 and $3,550,276 at December 31, 2022 and 2021, respectively. The Company recorded interest expense of $15,200 and $42,600 related to the New VPEG Note for the twelve months ended December 31, 2022 and 2021, respectively.

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

Arvest Loan

On July 11, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”). The Arvest Loan matures on July 11, 2023 and bears interest at 5.5% per annum, subject to change in accordance with the Variable Rate (as defined in the Promissory Note and Security Agreement), the calculation for which is the Wall Street Journal U.S. Prime Rate plus 0.75%.  Pursuant to the terms of the Arvest Loan, Pro-Tech is required to make monthly payments beginning on August 11, 2022 and until the maturity date, at which time all unpaid principal and interest will be due. Pro-Tech may prepay the loan in full or in part at any time without penalty. The Arvest Loan contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The Arvest Loan is secured by Pro-Tech’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. As of December 31, 2022, Pro-Tech has a balance of $10,000 on the credit line.

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

Common Stock

The Company did not issue any shares of its common stock during the years ended December 31, 2022 and 2021.

Note 8 – Warrants for Stock

At December 31, 2022 and 2021 warrants outstanding for common stock of the Company were as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance January 1, 2021	2,706,847	$1.07
Granted	-	$-
Exercised	-	$-
Canceled	(58,226)	$9.14
Balance December 31, 2021	2,648,621	$0.98
Granted	-	$-
Exercised	-	-
Canceled	(391,327)	$2.25
Balance December 31, 2022	2,257,294	$0.76

All warrants were valued using the Black Scholes pricing model.

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2022:

	Warrants Outstanding		Weighted	Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $13.30	2,027	$9.50	0.78	2,027	$9.50
$0.75 – $3.51	2,255,267	$0.75	0.33	2,255,267	$0.75
	2,257,294			2,257,294

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

At each of December 31, 2022 and 2021 the aggregate intrinsic value of the warrants outstanding and exercisable was $0. The intrinsic value of a warrant is the amount by which the market value of the underlying warrant exercise price exceeds the market price of the stock at December 31 of each year.

Note 9 – Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the years ended December 31, 2022 and 2021. All options issued were non-qualified stock options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options Exercisable	Weighted Average Fair Value At Date of Grant
Outstanding at January 1, 2021	211,186	$2.15	—	211,186	$2.31
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2021	211,186	$2.15	$—	211,186	$2.15
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2022	211,186	$2.15	$—	211,186	$2.15

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the balance sheet date. If the exercise price exceeds the market value, there is no intrinsic value.

During the year ended December 31, 2022, the Company did not grant employee stock options or stock options for consulting services.

The fair value of the stock option grants is amortized over the respective vesting period using the straight-line method. Forfeitures and cancellations are recorded as they occur.

Compensation expense related to stock options included in general and administrative expense in the accompanying consolidated statements of operations was $0 for each of the years ended December 31, 2022 and 2021.

As of December 31, 2022, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Stock options are granted at the fair market value of the Company’s common stock on the date of grant. Options granted to officers and other employees vest immediately or over 36 months as provided in the option agreements at the date of grant.

The fair value of options granted are estimated using the Black-Scholes Option Pricing Model. No options were granted in 2022 or 2021.

The following table summarizes information about stock options outstanding at December 31, 2022:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52 - $13.30	211,186	4.48	$2.15	$—	211,186	$2.15	$—

The following table summarizes information about options outstanding at December 31, 2021:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52 - $13.30	211,186	5.48	$2.15	$—	211,186	$2.15	$—

A summary of the Company’s non-vested stock options at December 31, 2022 and December 31, 2021 and changes during the years are presented below.

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2021	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-Vested at December 31, 2022	—	$—

Note 10 – Commitments and Contingencies

Rent expense for the years ended December 31, 2022 and 2021 was $4,734 and $4,197, respectively. The Company’s office space in Austin, Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma County, Oklahoma is cancellable at any time by giving notice of 90 days. As such there are no future annual minimum payments as of December 31, 2022 and 2021, respectively.

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

	Year Ended December 31,
Category	2022	2021
>5%	$983,652	$487,715
<5%	640,983	327,552
	$1,624,635	$815,267

Note 13 – Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at December 31, 2022 and 2021, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(321,484)	$(260,859)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713
Effect of dilutive securities	-	-
Diluted weighted average common shares outstanding	28,037,713	28,037,713
Net loss per common share
Basic and diluted	$(0.01)	$(0.01)

For the years ended December 31, 2022 and 2021, potentially dilutive shares of 2,468,480 and 2,859,807, respectively, were excluded from the calculation of dilutive shares because the effect of including them would have been anti-dilutive.

Note 14 – Employee Benefit Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering full-time employees of Pro-Tech (“Pro-Tech 401(k) Plan”). The Pro-Tech 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Pro Tech Hardbanding 401(k) Plan by the Company were $11,917 and $11,188 for the years ended December 31, 2022 and 2021, respectively.

Note 15 – Subsequent Events

During the period of January 1, 2023 through April 11, 2023 the Company received additional loan proceeds of $52,500 from VPEG pursuant to the New VPEG Note.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 11th day of April, 2023.

VICTORY OILFIELD TECH, INC.

By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin DeLeon	Chief Executive Officer, Principal	April 11, 2023
Kevin DeLeon	Financial and Accounting Officer and
Director (Principal Executive Officer and
Principal Financial and Accounting
Officer)

/s/ Ronald W. Zamber	Chairman of the Board of Directors	April 11, 2023
Ronald W. Zamber

/s/ Robert Grenley	Director	April 11, 2023
Robert Grenley

/s/ Ricardo A. Salas	Director	April 11, 2023
Ricardo A. Salas