Form 10-Q
period 2023-03-31
VICTORY OILFIELD TECH, INC.
filed 2023-05-15
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,023	$73,636
Accounts receivable, net	195,110	163,196
Inventory	40,056	32,269
Prepaid and other current assets	45,027	20,517
Total current assets	306,216	289,618

Property, plant and equipment	835,731	835,731
Accumulated depreciation	(712,994)	(673,388)
Property, plant and equipment, net	122,737	162,343
Goodwill	145,149	145,149
Other intangible assets, net	92,010	96,323
Total Assets	$666,112	$693,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$128,680	$149,505
Short term advance from shareholder	180,150	180,150
Accrued and other short-term liabilities	145,748	62,827
Short term notes payable, net	15,000	10,000
Current portion of long-term notes payable	15,817	15,589
Short term notes payable - affiliate, net	3,750,976	3,717,476
Total current liabilities	4,236,371	4,135,547
Long term notes payable, net	259,919	261,592
Total long-term liabilities	259,919	261,592
Total Liabilities	4,496,290	4,397,139

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(99,364,054)	(99,237,582)
Total stockholders’ equity	(3,830,178)	(3,703,706)
Total Liabilities and Stockholders’ Equity	$666,112	$693,433

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Total revenue	$357,765	$333,118

Total cost of revenue	175,590	171,227

Gross profit	182,175	161,891

Operating expenses
Selling, general and administrative	299,477	227,322
Depreciation and amortization	5,483	5,260
Total operating expenses	304,960	232,582
Loss from operations	(122,785)	(70,691)
Other expense
Interest expense	(3,687)	(10,567)
Total other income/(expense)	(3,687)	(10,567)
Loss applicable to common stockholders	$(126,472)	$(81,258)

Loss per share applicable to common stockholders
Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares, basic and diluted	28,037,713	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

 VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,472)	$(81,258)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	4,313	4,313
Depreciation	39,606	36,056
Amortization of original issue discount	-	7,700
Change in operating assets and liabilities:
Accounts receivable	(31,914)	(51,402)
Inventory	(7,787)	(16,785)
Prepaids and other current assets	(24,510)	(90,838)
Accounts payable	(20,825)	24,301
Accrued and other short-term liabilities	82,921	72,259
Net cash used in operating activities	(84,668)	(95,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - affiliate	33,500	77,000
Proceeds from short-term notes payable	5,000	-
Payments on long-term notes payable	(1,445)	-
Net cash provided by financing activities	37,055	77,000
Net change in cash and cash equivalents	(47,613)	(18,654)
Beginning cash and cash equivalents	73,636	52,908
Ending cash and cash equivalents	$26,023	$34,254

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Cash paid for:
Interest	$3,687	$2,867

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Deficit
January 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)
Loss attributable to common stockholders	-	-	-	-	-	-	(81,258)	(81,258)
March 31, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,997,356)	$(3,463,480)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Deficit
January 1, 2023 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,237,582)	$(3,703,706)
Loss attributable to common stockholders	-	-	-	-	-	-	(126,472)	(126,472)
March 31, 2023 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,364,054)	$(3,830,178)

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of the Company’s management, the unaudited consolidated interim financial statements contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2023, and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022.

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities and working capital deficits. The Company has incurred an accumulated deficit of $(99,291,954) through March 31, 2023, and has a working capital deficit of $(3,858,055) at March 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

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

Capital Resources

As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with funding through the New VPEG Note while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of the date of this report, the remaining amount available for the Company for additional borrowings on the New VPEG Note was $230,024. The Company is actively seeking additional capital from VPEG and potential sources of equity and/or debt financing.

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

Receivables are carried at amounts that approximate fair value. Receivables are recognized net of an allowance for doubtful accounts receivable. The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Accounts receivable are written down or off when a portion or all of such account receivable is determined to be uncollectible.

At March 31, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from contracts with customers (ASC 606) as it satisfies contractual performance obligations by transferring promised goods or services to the customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service.

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

For the three months ended March 31, 2023 and 2022, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 9 Segment and Geographic Information and Revenue Disaggregation for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $0 has been recorded at March 31, 2023 and December 31, 2022, respectively. The Company suffered no bad debt losses in the three months ended March 31, 2023 and 2022, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2023 and December 31, 2022, three customers comprised 50% and 78% of the Company’s gross accounts receivables, respectively. For the three months ended March 31, 2023 and 2022, four and two customers comprised 62% and 54% of the Company’s total revenue, respectively.

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

The Company performs an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company has determined that it is comprised of one reporting unit at March 31, 2023 and December 31, 2022, and the goodwill balances of $145,149 are included in the single reporting unit. The carrying value of the single reporting unit is negative. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2022, the Company bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2023 and 2022, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at March 31, 2023 and 2022. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company adopted ASU-2016-13 effective January 1, 2023. The adoption of ASU 2016-13 had no material impact on our consolidated financial statements.

3. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)
Trucks	$464,047	$464,047
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,768	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	835,731	835,731
Less -- accumulated depreciation	(712,994)	(673,388)
Property, plant and equipment, net	$122,737	$162,343

Depreciation expense for the three months ended March 31, 2023 and 2022 was $39,606 and $36,056, respectively.

4. Goodwill and Other Intangible Assets

The Company has determined that it is comprised of one reporting unit at March 31, 2023 and December 31, 2022. The carrying value of the single reporting unit is negative. The Company recorded $4,313 and $4,313 of amortization of intangible assets for the three months ended March 31, 2023 and 2022, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(unaudited)
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(80,510)	(76,196)
Other intangible assets, net	$92,010	$96,234

5. Notes Payable

Paycheck Protection Program Loan

On February 1, 2021, the Company received loan proceeds in the amount of $98,622 pursuant to a second draw loan under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “Second PPP Loan”) is evidenced by a promissory note (the “Second PPP Note”) issued by the Company, dated January 28, 2021, in the principal amount of $98,622 with Arvest Bank.

Under the terms of the Second PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first 10 months. The term of the Second PPP Note is five years, though it may be payable sooner in connection with an event of default under the Second PPP Note. To the extent the amount of the Second PPP Loan is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning after a ten-month deferral period provided in the Second PPP Note and through January 28, 2026. See Note 11, Subsequent Events, for additional information.

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

The Company made interest-only payments of $1,462 and $731 on the EIDL Note during the three months ended March 31, 2023 and 2022, respectively.

The Company recorded interest expense of $1,406 and $1,437 related to the EIDL Note for the three months ended March 31, 2023 and 2022, respectively.

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

New VPEG Note

See Note 8, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,717,476 as of each of March 31, 2023 and December 31, 2022.

The Company recorded interest expense of $0 and $7,700 related to the New VPEG Note for the three months ended March 31, 2023 and 2022, respectively.

Vehicle Loan

On June 14, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement in the amount of $31,437 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $27,114 and $31,438 as of March 31, 2023 and December 31, 2022, respectively.

Arvest Loan

On July 11, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”). The Arvest Loan matures on July 11, 2023 and bears interest at 5.5% per annum, subject to change in accordance with the Variable Rate (as defined in the Promissory Note and Security Agreement), the calculation for which is the Wall Street Journal U.S. Prime Rate plus 0.75%.  Pursuant to the terms of the Arvest Loan, Pro-Tech is required to make monthly payments beginning on August 11, 2022 and until the maturity date, at which time all unpaid principal and interest will be due. Pro-Tech may prepay the loan in full or in part at any time without penalty. The Arvest Loan contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The Arvest Loan is secured by Pro-Tech’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. During the three months ended March 31, 2023 and 2022, the Company borrowed $5,000, and $0, respectively, pursuant to the Arvest Loan. As of March 31, 2023 and December 31, 2022, Pro-Tech had balances of $15,000 and $10,000, respectively, on the credit line.

The Company made principal and interest payments of $1,761 and $0 on the Arvest Loan during the three months ended March 31, 2023 and 2022, respectively.

The Company recorded interest expense of $316 and $0 related to the Arvest Loan for the three months ended March 31, 2023 and 2022, respectively.

6. Stockholders’ Equity

Preferred Series D Stock

During the three months ended March 31, 2023 and 2022, the Company did not issue any shares of its Preferred Series D Stock.

Common Stock

During the three months ended March 31, 2023 and 2022, the Company did not issue any shares of its common stock.

Stock Options

During the three months ended March 31, 2023 and 2022, the Company did not grant any equity awards to directors, officers, or employees.

As of March 31, 2023 and December 31, 2022, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Warrants for Stock

During the three months ended March 31, 2023 and 2022, the Company did not grant any warrants to purchase shares of its common stock.

7. Commitments and Contingencies

Rent expense for the three months ended March 31, 2023 and 2022 was $3,483 and $0, respectively. The Company’s office space in Austin, Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma County, Oklahoma is cancellable at any time by giving notice of 90 days. As such, there are no future annual minimum payments of March 31, 2023 and December 31, 2022, respectively.

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

During the first quarter of 2023, the Company received a short-term advance from Inspire Diagnostics, an affiliated entity, in the amount of $33,500.

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

	Three Months Ended March 31,
Category	2023	2022

> 5%	$264,900	$239,056
< 5%	92,865	94,062

	$357,765	$333,118

10. Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at March 31, 2023 and 2022, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of common shares outstanding was 28,037,713 and 28,037,713 for the three months ended March 31, 2023 and 2022, respectively.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(126,472)	$(81,258)
Denominator
Basic weighted average common shares outstanding	28,037,713	28,037,713
Diluted weighted average common shares outstanding	28,037,713	28,037,713

Net loss per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

11. Subsequent Events

During the period of April 1, 2023 through May 15, 2023 the Company received additional loan proceeds of $52,500 from VPEG pursuant to the New VPEG Note. During the period of April 1, 2023 through May 15, 2023 the Company received additional loan proceeds of $15,000 pursuant to the Arvest Loan. See Note 5, Notes Payable, for further information.

As of April 18, 2023, the Company received notice from Arvest Bank and the SBA that $92,653 of the $98,622 amount of the Second PPP Loan had been forgiven. The amount forgiven, including principal of $92,653 and accrued interest will be recorded as other income in the consolidated statements of operations. The Company will continue to record the remaining principal balance of $5,969 as debt, and it will record interest expense on the outstanding balance at a rate of one percent per annum until all principal and interest has been repaid. See Note 5, Notes Payable, for further information.

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

MD&A summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flow as of and for the periods presented below and is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Items 7 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

In MD&A, we use “we,” “our,” “us,” “Victory” and “the Company” to refer to Victory Oilfield Tech. and its wholly-owned subsidiary, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during the remainder of 2023 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

Cautionary Information about Forward-Looking Statements

Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. In particular, the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” variations of such words, and other similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

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

Recent Developments

Second PPP Loan

As of April 18, 2023, we received notice from Arvest Bank and the SBA that $92,652.92 of the $98,622.50 amount of the Second PPP Loan had been forgiven. The amount forgiven, including principal of $92,652.92 and accrued interest, will be recorded as other income in our consolidated statements of operations. We will continue to record the remaining principal balance of $5,969.58 as debt, and we will record interest expense on the outstanding balance at a rate of one percent per annum until all principal and interest has been repaid. The entire amount of recorded gain on partial forgiveness of the Second PPP Loan will be excluded from income for tax purposes. See Note 5, Notes Payable, to the consolidated financial statements for a definition and description of the Second PPP Loan.

New VPEG Note

During the period of April 1, 2023 through May 15, 2023, we received additional loan proceeds of $52,500 from VPEG pursuant to the New VPEG Note (See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

Arvest Loan

On July 11, 2022, Pro-Tech, our wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”).  During the three months ended March 31, 2023 and 2022, we borrowed $5,000, and $0, respectively, pursuant to the Arvest Loan. During the period of April 1, 2023 through May 15, 2023, we received additional loan proceeds of $15,000 pursuant to the Arvest Loan. See LIQUIDITY AND CAPITAL RESOURCES below and Note 5, Notes Payable, to the consolidated financial statements for a definition and description of the Arvest Loan

Market Conditions

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

Two issues continue to affect national and global market conditions. First, supply chain disruptions continue to be problematic. Thus far, we have not experienced material adverse effects from materials shortages; however, timely sourcing of certain materials is of increased concern. Second, published articles and corporate announcements continue to address the global semiconductor chip shortage, which is anticipated to continue throughout 2023. This shortage could affect some of our customers which could impact our revenue, volume, and profitability. We continue to actively monitor these developments, including ongoing contact with our suppliers and customers, and adapting to their specific circumstances and forecasts.

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

Depreciation and amortization

Depreciation and amortization expenses consist of amortization of intangible assets, depreciation of property, plant and equipment, net of depreciation of hardbanding equipment which is reported in Total cost of revenue.

Interest expense

Interest expense, net consists primarily of interest expense and loan fees on borrowings, amortization of debt issuance costs, and debt discounts associated with our indebtedness.

Other income/(expense), net

Other income/(expense), net represents costs incurred, net of income, from various non-operating items including costs incurred in conjunction with our debt refinancing and extinguishment transactions, interest income, gain or loss on disposal of fixed assets, as well as non-operational gains and losses unrelated to our core business.

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

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,			Percentage
($ in thousands)	2023	2022	Change	Change
Total revenue	$357.8	$333.1	$24.7	7%
Total cost of revenue	175.6	171.2	4.4	3%
Gross profit	182.2	161.9	20.3	13%
Operating expenses
Selling, general and administrative	299.5	227.3	72.2	32%
Depreciation and amortization	5.5	5.3	0.2	4%
Total operating expenses	305.0	232.6	72.4	31%
Loss from operations	(122.8)	(70.7)	(52.1)	(74)%
Other expense
Interest expense	(3.7)	(10.6)	6.9	65%
Total other income/(expense)	(3.7)	(10.6)	6.9	65%
Loss applicable to common stockholders	$(126.5)	$(81.3)	$(45.2)	(56)%

Total Revenue

Total revenue increased by $24,647, or 7%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to an increase in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue increased by $4,363, or 3%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due primarily to increases in materials, direct labor, and other direct costs resulting from increases in Pro-Tech’s revenue generating activities. Our gross profit margin increased to 51% during the three months ended March 31, 2023 as compared to a gross profit margin of 49% during the three months ended March 31, 2022 as a result of higher revenue.

Selling, general and administrative

Selling, general and administrative expenses increased by $72,155, or 32%, during the three months ended March 31, 2023 primarily as a result of accounting and audit fees related to fiscal 2022 audit as compared to the three months ended March 31, 2022. Increases in insurance costs were partially offset by decreases in payroll and payroll taxes.

Depreciation and amortization

Depreciation and amortization increased by 4% in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to fixed asset additions.

Loss from Operations

We reported a loss from operations for the three months ended March 31, 2023 of $(122,785), which was an increase of 74% compared to the loss from operations of $(70,691) for the three months ended March 31, 2022 due primarily to the increase in Selling, general and administrative expenses described above.

Interest expense

Interest expense decreased by $6,880, or 65%, to $3,687 in the three months ended March 31, 2023 as compared to $10,567 for the three months ended March 31, 2022. The overall decrease resulted from no borrowings on the VPEG note during the quarter. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the three months ended March 31, 2023 was $(126,472), or $(0.00) per share, as compared to a loss applicable to common stockholders of $(81,258), or $(0.00) per share, for the three months ended March 31, 2022 on weighted average shares of 28,037,713 and 28,037,713, respectively.

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

Management anticipates that operating losses will continue in the near term as we continue efforts to leverage our intellectual property through the platform provided by the acquisition of Pro-Tech and, potentially, other acquisitions. In the near term, we are relying on financing obtained from VPEG through the New VPEG Note in addition to borrowings pursuant to the Arvest loan to fund operations as we seek to generate positive cash flow from operations. See Note 5 Notes Payable, and Note 8 Related Party Transactions, to the accompanying consolidated financial statements for additional information regarding the New VPEG Note and the Arvest Loan. In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources which we believe will enable us to execute our recapitalization and growth plan. This plan includes the expansion of Pro-Tech’s core hardbanding business through additional drilling services and the development of additional products and services including wholesale materials, RFID enclosures and mid-pipe coating solutions.

Based upon capital formation activities as well as the ongoing near-term funding provided through the New VPEG Note and the Arvest Loan, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully, and in the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive.

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. Working capital, defined as total current assets less total current liabilities, fluctuates depending on borrowing as well as effective management of receivables from our purchasers and payables to our vendors. We do not anticipate any material capital expenditures during the twelve months following March 31, 2023. We believe that material cash requirements for operating expenditures in excess of cash provided by operations may range from $0 per month to $20,000 per month during the twelve months following March 31, 2023.

Our long-term material cash requirements from currently known obligations consist of repayment of outstanding borrowings and interest payment obligations.

The following table summarizes our estimated material cash requirements for known obligations as of May 15, 2023. This table does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments. The following table does not include any cash requirements related to our office space in Texas or the Pro-Tech facility in Oklahoma because the office space in Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma is cancellable at any time by giving notice of 90 days.

($ in thousands)	Payments Due by Period
Material Cash Requirements	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Economic Injury Disaster Loan repayment	$150.0	$8.8	$17.5	$17.5	$106.2
Paycheck Protection Program Loan (1)	98.6	-	49.3	49.3	-
Arvest Loan	15.0	15.0	-	-	-
Vehicle Loan	27.1	7.0	14.1	6.0	-
New VPEG Note	3,717.5	3,717.5	-	-	-
	$4,008.2	$3,748.3	$80.9	$72.8	$106.2

(1)	Subsequent to March 31, 2023, we received notification that $92,653 of this balance was forgiven

We believe it will be necessary to obtain additional liquidity resources to satisfy our material cash requirements. We are addressing our liquidity needs by seeking to generate positive cash flows from operations and developing additional backup capital sources.

Capital Resources

As of the date of this Quarterly Report on Form 10-Q and for the foreseeable future, we expect to cover operating shortfalls with funding through the New VPEG Note and the Arvest Loan while we enact our strategy to become a technology-focused oilfield services company and seek additional sources of capital. As of May 15, 2023, the remaining amount available to us for additional borrowings on the New VPEG Note was approximately $230,024. As of May 15, 2023, the remaining amount available to us for additional borrowings on the Arvest Loan was approximately $0.

Paycheck Protection Program Loans

On February 1, 2021, we received loan proceeds in the amount of $98,622 pursuant to a second draw loan under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “Second PPP Loan”) is evidenced by a promissory note (the “Second PPP Note”) issued by us, dated January 28, 2021, in the principal amount of $98,622 with Arvest Bank.

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, we have applied for forgiveness for all or a part of the Second PPP Loan. The amount of Second PPP Loan proceeds eligible for forgiveness is based on a formula established by the SBA. Subject to the other requirements and limitations on forgiveness, only that portion of the Second PPP Loan proceeds spent on payroll and other eligible costs during the covered twenty-four-week period will qualify for forgiveness. Although we have used the entire amount of the PPP Loans for qualifying expenses, no assurance is provided that we will obtain forgiveness of the Second PPP Loan in whole or in part.

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

We made interest-only payments of $1,462 and $731 on the EIDL Note during the three months ended March 31, 2023 and 2022, respectively.

We recorded interest expense of $1,406 and $1,437 related to the EIDL Note for the three months ended March 31, 2023 and 2022, respectively.

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

New VPEG Note

See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,717,476 as of March 31, 2023 and December 31, 2022, respectively.

The Company recorded interest expense of $0 and $7,700 related to the New VPEG Note for the three months ended March 31, 2023 and 2022, respectively.

Vehicle Loan

On June 14, 2022, our wholly-owned subsidiary Pro-Tech Hardbanding Services, Inc. entered into a Promissory Note and Security Agreement in the amount of $31,437.60 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586.23 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $27,114 and $0 as of March 31, 2023 and 2022, respectively.

Arvest Loan

On July 11, 2022, Pro-Tech, our wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”). The Arvest Loan matures on July 11, 2023 and bears interest at 5.5% per annum, subject to change in accordance with the Variable Rate (as defined in the Promissory Note and Security Agreement), the calculation for which is the Wall Street Journal U.S. Prime Rate plus 0.75%.  Pursuant to the terms of the Arvest Loan, Pro-Tech is required to make monthly payments beginning on August 11, 2022 and until the maturity date, at which time all unpaid principal and interest will be due. Pro-Tech may prepay the loan in full or in part at any time without penalty. The Arvest Loan contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The Arvest Loan is secured by Pro-Tech’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. During the three months ended March 31, 2023 and 2022, we borrowed $5,000, and $0, respectively, pursuant to the Arvest Loan. As of March 31, 2023 and December 31, 2022, Pro-Tech had balances of $15,000 and $10,000, respectively, on the credit line.

We made principal and interest payments of $1,761 and $0 on the Arvest Loan during the three months ended March 31, 2023 and 2022, respectively.

We recorded interest expense of $316 and $0 related to the Arvest Loan for the three months ended March 31, 2023 and 2022, respectively.

Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(84,668)	$(95,654)
Net cash used in investing activities	--	--
Net cash provided by financing activities	37,055	77,000
Net increase (decrease) in cash and cash equivalents	(47,613)	(18,654)
Cash and cash equivalents at beginning of period	73,636	52,908
Cash and cash equivalents at end of period	$26,023	$34,254

Net cash used in operating activities for the three months ended March 31, 2023 was $84,668. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $10,453. Changes in operating assets and liabilities used cash of $74,215. The most significant uses of cash were increases in accounts receivable and inventory and decreases in accounts payable and prepaids and other current assets. These changes were offset by cash provided by an increase accrued and other short-term liabilities.

This compares to net cash used in operating activities for the three months ended March 31, 2022 of $95,654. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $27,395. Changes in operating assets and liabilities used cash of $95,654. The most significant uses of cash were increases in accounts receivable due to timing of collections, inventory due to purchases, and prepaids and other current assets. These changes were partially offset by cash provided by increases in accounts payable and accrued and other short-term liabilities.

No cash was provided by or used in investing activities for the three months ended March 31, 2023 or 2022.

Net cash provided by financing activities for the three months ended March 31, 2023 was $37,055 and resulted from debt financing proceeds from Arvest Bank of $5,000 and a short-term advance from Inspire Diagnostics, an affiliated entity, of $33,500, net of vehicle loan repayments. This compares to $77,000 in net cash provided by financing activities during the three months ended March 31, 2023 resulting from debt financing proceeds from affiliates.

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

For the three months ended March 31, 2023 and 2022, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $0 has been recorded at March 31, 2023 and December 31, 2022, respectively. We suffered no bad debt losses in the three months ended March 31, 2023 and 2022, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of March 31, 2023 and December 31, 2022, three and three customers comprised 50% and 78% of our gross accounts receivables, respectively. For the three months ended March 31, 2023 and 2022, four and two customers comprised 63% and 54% of our total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that the Company is comprised of one reporting unit at March 31, 2023 and December 31, 2022, and the goodwill balances of $145,149 at the end of each period are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2022, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at March 31, 2023 and 2022, respectively. The weighted average number of common shares outstanding was 28,037,713 and 28,037,713, respectively, at March 31, 2023 and 2022. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. We adopted ASU-2016-13 effective January 1, 2023. The adoption of ASU 2016-13 had no material impact on our consolidated financial statements.

Item 3. Qualitative and Quantitative Discussions about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we are still in the process of remediating as of March 31, 2023, our disclosure controls and procedures were not effective.

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

During the evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our management has identified the steps necessary to address the material weaknesses, and through the date of this report, we continued to assess and implement remedial procedures. In order to cure the foregoing material weaknesses, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to the extent possible. In addition, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements. We intend to implement additional preventive and detective controls, including establishment of new procedures for oversight over cyber security by our Board of Directors, employee cyber security training, and implementation of new risk assessment and incident response protocols.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first three months of fiscal year 2023 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first three months of fiscal year 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended March 31, 2023, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first three months of fiscal year 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	Inline XBRL Instance Document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBLR and contained in Exhibit 101)

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++	XBLR (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date: May 15, 2023	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director