Form 10-Q
period 2023-06-30
VICTORY OILFIELD TECH, INC.
filed 2023-08-14
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, there were 28,037,713 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$72,663	$73,636
Accounts receivables, net	246,216	163,196
Inventory	18,345	32,269
Prepaid and other current assets	33,819	20,517
Total current assets	371,043	289,618

Property, plant and equipment, net	83,521	162,343
Goodwill	145,149	145,149
Other intangible assets, net	87,697	96,323
Total Assets	$687,410	$693,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$201,662	$149,505
Short term advance from shareholder	180,150	180,150
Current portion of long term notes payable	18,127	15,589
Accrued and other short term liabilities	91,468	62,827
Short term notes payable, net	30,000	10,000
Short term convertible notes payable - affiliate, net	3,815,926	3,717,476
Total current liabilities	4,337,333	4,135,547

Long term notes payable, net	163,232	261,592
Total long term liabilities	163,232	261,592

Total Liabilities	4,500,565	4,397,139

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,037,713 shares and 28,037,713 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	28,038	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,750,830	95,750,830
Accumulated deficit	(99,347,031)	(99,237,582)
Total stockholders’ equity	(3,813,155)	(3,703,706)
Total Liabilities and Stockholders’ Equity	$687,410	$693,433

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	$495,388	$557,793	$853,152	$890,911

Total cost of revenue	241,120	292,686	416,709	463,914

Gross profit	254,268	265,107	436,443	426,997

Operating expenses
Selling, general and administrative	315,273	349,130	614,750	576,451
Depreciation and amortization	5,093	5,483	10,577	10,744
Total operating expenses	320,366	354,613	625,327	587,195
Loss from operations	(66,098)	(89,506)	(188,884)	(160,198)
Other income (expense)
Other income	95,745	106,000	95,745	106,000
Interest expense	(12,624)	(9,517)	(16,310)	(20,083)
Total other income (expense)	83,121	96,483	79,435	85,917
Income (loss) applicable to common stockholders	$17,023	$6,977	$(109,449)	$(74,281)

Income (loss) per share applicable to common stockholders
Basic	$0.00	$0.00	$(0.00)	$(0.00)
Diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average common stock outstanding
Basic	28,037,713	28,037,713	28,037,713	28,037,713
Diluted	37,087,154	36,941,221	28,073,713	28,073,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,449)	$(74,281)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	8,626	8,626
Depreciation	78,822	72,641
Paycheck Protection Program loan forgiveness	(92,653)	-
Amortization of original issue discount	8,950	14,200
Change in operating assets and liabilities:
Accounts receivable	(83,020)	(184,644)
Other receivables	-	-
Inventory	13,924	2,734
Prepaid and other current assets	(13,302)	(51,889)
Accounts payable	52,157	42,001
Accrued and other short term liabilities	28,641	45,326
Net cash used in operating activities	(107,304)	(125,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	-	(70,993)
Net cash used in investing activities	-	(70,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable - affiliate	89,500	142,000
Proceeds from short term notes payable	20,000	-
Payments on long term notes payable	(3,169)	-
Proceeds from long term note payable, net	-	31,438
Net cash provided by financing activities	106,331	173,438
Net change in cash and cash equivalents	(973)	(22,841)
Beginning cash and cash equivalents	73,636	52,908
Ending cash and cash equivalents	$72,663	$30,067

	For the Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid for:
Interest	$7,360	$5,675

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
April 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,997,356)	$(3,463,480)
Income attributable to common stockholders	-	-	-	-	-	-	6,977	6,977
June 30, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,990,379)	$(3,456,503)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
April 1, 2023 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,364,054)	$(3,830,178)
Income attributable to common stockholders	-	-	-	-	-	-	17,023	17,023
June 30, 2023 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,347,031)	$(3,813,155)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)
Share based compensation	-	-	-	-	-		-
Loss attributable to common stockholders	-	-	-	-	-	-	(74,281)	(74,281)
June 30, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,990,379)	$(3,456,503)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2023 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,237,582)	$(3,703,706)
Loss attributable to common stockholders	-	-	-	-	-	-	(109,449)	(109,449)
June 30, 2023 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,347,031)	$(3,813,155)

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Pending Merger

On July 25, 2023, Victory and Victory H2EG Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Victory (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with H2 Energy Group Inc., a Delaware corporation (“H2EG”). Pursuant to the Merger Agreement, Merger Sub agreed to merge with and into H2EG, which will survive in the merger and become a wholly owned subsidiary of Victory.

See Note 11 Subsequent Events for further information.

Additionally, within 30 days of the closing of the Merger Agreement, Victory has agreed to enter a definitive agreement with its affiliate, Visionary Private Equity Group I, LP (“Visionary”), in which it will transfer ownership of Pro-Tech Hardbanding Services, Inc. (“Pro-Tech”) to Visionary in exchange for the conversion of certain convertible notes that Victory has issued to Visionary. See Note 11 Subsequent Events for further information.

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

In the opinion of the Company’s management, the unaudited consolidated interim financial statements contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2023, and the results of its operations and cash flows for the three and six months ended June 30, 2023 and 2022.

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities and working capital deficits. The Company has incurred an accumulated deficit of $(99,347,031) through June 30, 2023, and has a working capital deficit of $(3,966,290) at June 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as management integrates the operations of H2EG. The Company intends to meet near-term obligations with private placement offerings along with cash flow generated by Pro-Tech Hardbanding as it seeks to increase positive cash flow from operations.

In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, which we believe will enable us to execute our recapitalization and growth plan. This plan includes the operations of H2EG which are primarily the use of proprietary technology to produce low-cost Green Hydrogen from a wide variety of biomass sources.

Based upon anticipated new sources of capital, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully. In the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive. While management believes our plans help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Capital Resources

As of the date of this report and for the foreseeable future, the Company expects to cover operating shortfalls, if any, with new sources of funding while we enact our strategy to produce low-cost Green Hydrogen from sustainable and renewable woody biomass. As of the date of this report, the remaining amount available for the Company for additional borrowings on the New VPEG Note was $184,074.

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

At June 30, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

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

For the three and six months ended June 30, 2023 and 2022, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 9 Segment and Geographic Information and Revenue Disaggregation for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $0 has been recorded at June 30, 2023 and December 31, 2022, respectively. The Company suffered no bad debt losses in the three and six months ended June 30, 2023 and 2022, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2023 and December 31, 2022, three customers comprised 52% and 78% of the Company’s gross accounts receivable, respectively. For the three months ended June 30, 2023 and 2022, four and three customers comprised 60% and 72% of the Company’s total revenue, respectively. For the six months ended June 30, 2023 and 2022, three and three customers comprised 52% and 61% of the Company’s total revenue, respectively.

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

The Company performs an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company has determined that it is comprised of one reporting unit at June 30, 2023 and December 31, 2022, and the goodwill balances of $145,149 are included in the single reporting unit. The carrying value of the single reporting unit is negative. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2022, the Company bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

PPP Loans

The Company accounts as debt any portion of loans issued pursuant to the Paycheck Protection Program (PPP) of the U.S. Small Business Administration which are not subject to forgiveness. See Note 5, Notes Payable for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding at June 30, 2023 and 2022, respectively. The weighted average number of shares of common stock outstanding was 28,037,713 and 28,037,713, respectively, at June 30, 2023 and 2022. For the three months ended June 30, 2023 and 2022, the weighted average number of shares of common stock has been adjusted to reflect the potential dilutive effects of the Company’s Preferred Series D Stock and outstanding convertible promissory notes. See Note 10, Earnings (Loss) Per Share, for further information. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

3. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)
Trucks	$464,048	$464,048
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,767	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	835,731	835,731
Less -- accumulated depreciation	(752,210)	(673,388)
Property, plant and equipment, net	$83,521	$162,343

Depreciation expense for the three months ended June 30, 2023 and 2022 was $39,216 and $36,584, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022 was $78,822 and $72,641, respectively.

4. Goodwill and Other Intangible Assets

The Company has determined that it is comprised of one reporting unit at June 30, 2023 and December 31, 2022. The carrying value of the single reporting unit is negative. The Company recorded $4,313 and $4,313 of amortization of intangible assets for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $8,626 and $8,627 of amortization of intangible assets for the six months ended June 30, 2023 and 2022, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(unaudited)
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(84,823)	(76,197)
Other intangible assets, net	$87,697	$96,323

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

As of April 18, 2023, the Company received notice from Arvest Bank and the SBA that $92,653 of the $98,622 amount of the Second PPP Loan had been forgiven. The amount forgiven, including principal of $92,653 and accrued interest has been recorded as other income in the consolidated statements of operations. The Company has recorded the remaining principal balance of $5,969 as debt, and it will record interest expense on the outstanding balance at a rate of one percent per annum until all principal and interest has been repaid.

Under the terms of the Second PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first 10 months. The term of the Second PPP Note is five years, though it may be payable sooner in connection with an event of default under the Second PPP Note. The Company is obligated to make equal monthly payments of principal and interest beginning after a ten-month deferral period provided in the Second PPP Note and through January 28, 2026.

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

The Company made interest-only payments of $2,924 and $731 on the EIDL Note during the three months ended June, 2023 and 2022, respectively.

The Company made interest-only payments of $5,117 and $2,193 on the EIDL Note during the six months ended June, 2023 and 2022, respectively.

The Company recorded interest expense of $1,422 and $1,671 related to the EIDL Note for the three months ended June 30, 2023 and 2022, respectively.

The Company recorded interest expense of $2,828 and $3,324 related to the EIDL Note for the six months ended June 30, 2023 and 2022, respectively.

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

New VPEG Note

See Note 8, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,815,926 as of June 30, 2023 and $3,717,476 as of December 31, 2022.

The Company recorded interest expense of $8,950 and $6,500 related to the New VPEG Note for the three months ended June 30, 2023 and 2022, respectively, and $8,950 and $14,200 for the six months ended June 30, 2023 and 2022, respectively.

Vehicle Loan

On June 14, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement in the amount of $31,437 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $25,659 and $31,438 as of June 30, 2023 and December 31, 2022, respectively.

Arvest Loan

On July 11, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”). The Arvest Loan matures on July 11, 2023 and bears interest at 5.5% per annum, subject to change in accordance with the Variable Rate (as defined in the Promissory Note and Security Agreement), the calculation for which is the Wall Street Journal U.S. Prime Rate plus 0.75%.  Pursuant to the terms of the Arvest Loan, Pro-Tech is required to make monthly payments beginning on August 11, 2022 and until the maturity date, at which time all unpaid principal and interest will be due. Pro-Tech may prepay the loan in full or in part at any time without penalty. The Arvest Loan contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The Arvest Loan is secured by Pro-Tech’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. During the six months ended June 30, 2023 and 2022, the Company borrowed $20,000, and $0, respectively, pursuant to the Arvest Loan. As of June 30, 2023 and December 31, 2022, Pro-Tech had balances of $30,000 and $10,000, respectively, on the credit line.

The Company made no principal or interest payments on the Arvest Loan during the three and six months ended June 30, 2023 and 2022, respectively.

The Company recorded interest expense of $498 and $0 related to the Arvest Loan for the three months ended June 30, 2023 and 2022, respectively, and $712 and $0 for the six months ended June 30, 2023 and 2022, respectively.

6. Stockholders’ Equity

Preferred Series D Stock

During the six months ended June 30, 2023 and 2022, the Company did not issue any shares of its Preferred Series D Stock.

Common Stock

During the six months ended June 30, 2023 and 2022, the Company did not issue any shares of its common stock.

Stock Options

During the six months ended June 30, 2023 and 2022, the Company did not grant any equity awards to directors, officers, or employees.

As of June 30, 2023 and December 31, 2022, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Warrants for Stock

During the six months ended June 30, 2023 and 2022, the Company did not grant any warrants to purchase shares of its common stock.

7. Commitments and Contingencies

Rent expense for the three months ended June 30, 2023 and 2022 was $0 and $3,000, respectively, and $3,000 and $3,000 for the six months ended June 30, 2023 and 2022, respectively. The Company’s office space in Austin, Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma County, Oklahoma is cancellable at any time by giving notice of 90 days. As such there are no future annual minimum payments of June 30, 2023 and December 31, 2022, respectively.

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

Inspire Diagnostics

During the first six months of 2023, the Company received a short-term advance from Inspire Diagnostics, an affiliated entity, in the amount of $33,500.

9. Segment and Geographic Information and Revenue Disaggregation

The Company has one reportable segment as of June 30, 2023 and December 31, 2022: Hardband Services. Hardband Services provides various hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars. All Hardband Services revenue is generated in the United States, and all assets related to Hardband Services are located in the United States. Because the Company operates with only one reportable segment in one geographical area, there is no supplementary revenue or asset information to present.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Category	2023	2022	2023	2022

> 5%	$397,835	$399,215	$500,098	$592,353
< 5%	97,553	158,578	353,054	298,558

	$495,388	$557,793	$853,152	$890,911

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding at June 30, 2023 and 2022, respectively. Diluted earnings (loss) per share is similarly calculated, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if the additional shares of common stock were dilutive. All potentially dilutive shares, approximately 9,049,000 and 8,903,000 of potentially dilutive shares for the six months ended June 30, 2023 and 2022, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended. Basic and diluted weighted average number of shares of common stock outstanding was 28,037,713 and 28,037,713 for the six months ended June 30, 2022 and 2021, respectively. Basic weighted average number of shares of common stock outstanding was 28,037,713 for the three and six months ended June 30, 2023 and 2022. Diluted weighted average number of shares of common stock outstanding was 37,087,154 and 36,941,221 for the three months ended June 20, 2023 and 2022, respectively.

The following table sets forth the computation of net loss per share of common stock – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$17,023	$6,977	$(109,449)	$(74,281)
Denominator
Basic weighted average common stock outstanding	28,037,713	28,037,713	28,037,713	28,037,713
Effect of dilutive securities (1)
Short term convertible notes payable - affiliate	5,087,901	4,941,968	-	-
Preferred Series D stock	3,961,540	3,961,540	-	-
Diluted weighted average common stock outstanding	37,087,154	36,941,221	28,037,713	28,037,713

Net income (loss) per share of common stock
Basic	0.00	0.00	(0.00)	(0.00)
Diluted	0.00	0.00	(0.00)	(0.00)

(1)	These items have not been included in the computation of diluted loss per share for the six months ended June 30, 2023 and 2022 because their effect would be anti-dilutive as a result of the net loss position for the six months ended June 30, 2023 and 2022

11. Other Income

The Company reported other income for the three and six months ended June 30, 2023 of $95,745. This amount is primarily attributable to forgiveness of the Second PPP Loan. Other income of $106,000 which the Company reported for the six months ended June 30, 2022 was primarily attributable to refunds of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021).

12. Subsequent Events

On July 25, 2023, Victory and Merger Sub entered into a “Merger Agreement” with “H2EG”. Pursuant to the Merger Agreement, Merger Sub agreed to merge with and into H2EG, which will survive in the Merger and become a wholly owned subsidiary of the Victory.

The Merger consideration to be paid by the Victory will consist of shares of Victory’s Common Stock, equal to 70% of the issued and outstanding Common Stock of Victory on a fully diluted basis.

The Merger Agreement is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations and consents; the release of any security interests; the Company obtaining the requisite acquisition financing; conversion of all outstanding securities, notes, or other agreements or commitments which are convertible into securities of both the Company and H2EG, subject to exclusions within the Merger Agreement, and delivery of all opinions and documents required for the transfer of the equity interests of the Victory to H2EG’s shareholders.

Additionally, within 30 days of the Closing, the Company has agreed to enter a definitive agreement with its affiliate, Visionary Private Equity Group I, LP (“Visionary”), in which it will transfer ownership of Pro-Tech Hardbanding Services, Inc. (“Pro-Tech”) to Visionary in exchange for the conversion of certain convertible notes that the Company issued to Visionary.

During the period of July 1, 2023 through August 14, 2023 the Company received additional loan proceeds of $21,000 from VPEG pursuant to the New VPEG Note. During the period of July 1, 2023 through August [*], 2023 the Company received additional loan proceeds of $0 pursuant to the Arvest Loan. See Note 5, Notes Payable, for further information.

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

Business Overview

General

Victory Oilfield Tech, Inc. (“Victory”, the “Company”, “we”), a Nevada corporation, is an Austin, Texas based publicly held oilfield energy technology products company that has historically focused on improving well performance and extending the lifespan of the industry’s most sophisticated and expensive equipment.

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

Recent Developments

Merger Agreement

On July 25, 2023, Victory and Victory H2EG Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with H2 Energy Group Inc., a Delaware corporation (“H2EG”). Pursuant to the Merger Agreement, Merger Sub agreed to merge with and into H2EG, which will survive in the merger and become a wholly owned subsidiary of Victory.

The merger consideration to be paid by Victory will consist of shares of Victory’s “Common Stock” equal to 70% of the issued and outstanding Common Stock of Victory on a fully diluted basis.

The Merger Agreement is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations and consents; the release of any security interests; the Company obtaining the requisite acquisition financing; conversion of all outstanding securities, notes, or other agreements or commitments which are convertible into securities of both the Company and H2EG, subject to exclusions within the Merger Agreement, and delivery of all opinions and documents required for the transfer of the equity interests of Victory to H2EG’s shareholders.

Additionally, within 30 days of the Closing, Victory has agreed to enter a definitive agreement with its affiliate, Visionary Private Equity Group I, LP (“Visionary”), in which it will transfer ownership of Pro-Tech Hardbanding Services, Inc. (“Pro-Tech”) to Visionary in exchange for the conversion of certain convertible notes that Victory issued to Visionary.

New VPEG Note

During the period of July 1, 2023 through August 14, 2023, we received additional loan proceeds of $21,000 from VPEG pursuant to the New VPEG Note (See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

Arvest Loan

On July 11, 2022, Pro-Tech, our wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”).  During the six months ended June 30, 2023 and 2022, we borrowed $30,000 and $0, respectively, pursuant to the Arvest Loan. During the period of July 1, 2023 through August [*], 2023, we received no additional loan proceeds pursuant to the Arvest Loan. See LIQUIDITY AND CAPITAL RESOURCES below and Note 5, Notes Payable, to the consolidated financial statements for a definition and description of the Arvest Loan

Market Conditions

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

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

	For the Three Months Ended June 30,			Percentage
($ in thousands)	2023	2022	Change	Change
Total revenue	$495.4	$557.8	$(62.4)	-11%
Total cost of revenue	241.1	292.7	(51.6)	-18%
Gross profit	254.3	265.1	(10.8)	-4%
Operating expenses
Selling, general and administrative	315.3	349.1	(33.8)	-10%
Depreciation and amortization	5.1	5.5	(0.4)	-7%
Total operating expenses	320.4	354.6	(34.2)	-10%
Loss from operations	(66.1)	(89.5)	23.4	-26%
Other income/expense
Other income	95.7	106.0	(10.3)	100%
Interest expense	(12.6)	(9.5)	(3.1)	33%
Total other income/(expense)	83.1	96.5	(13.4)	-14%
Income (loss) applicable to common stockholders	$17.0	$7.0	$10.0	144%

Total Revenue

Total revenue decreased by $62,405, or 11%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to a decrease in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue decreased by $51,566, or 18%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due primarily to decreases in materials, direct labor, and other direct costs resulting from decreases in Pro-Tech’s revenue generating activities. Our gross profit margin increased to 51% during the three months ended June 30, 2023 as compared to a gross profit margin of 48% during the three months ended June 30, 2022 as a result of decreased cost of revenue.

Selling, general and administrative

Selling, general and administrative expenses decreased by $33,857, or 10%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily as a result of accounting and audit fees related to fiscal 2022 audit. Increases in legal costs were partially offset by decreases in payroll and payroll taxes.

Depreciation and amortization

Depreciation and amortization decreased by $390, or 7%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to fixed assets that became fully depreciated during the 2023 period.

Loss from Operations

We reported a loss from operations for the three months ended June 30, 2023 of $(66,098), which was a decrease of $23,408, or 26%, compared to the loss from operations of $(89,506) for the three months ended June 30, 2022 due primarily to the decrease in Selling, general and administrative expenses described above.

Other income

Other income for the three months ended June 30, 2023 was $95,745 and is primarily attributable to partial forgiveness of our PPP loan. See Note 5, Notes Payable, to the consolidated financial statements for more information. Other income for the three months ended June 30, 2022 was $106,000 and is attributable to a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021).

Interest expense

Interest expense increased by $3,107, or 33%, to $12,624 in the three months ended June 30, 2023 as compared to $9,517 for the three months ended June 30, 2022. The overall increase resulted from increased borrowing on the New VPEG Note. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Income (Loss) Applicable to Common Stockholders

As a result of the foregoing, income applicable to common stockholders for the three months ended June 30, 2023 was $17,023, or $0.00 per share, as compared to income applicable to common stockholders of $6,977, or $0.00 per share, for the three months ended June 30, 2022 on weighted average shares of 28,037,713 and 28,037,713, respectively.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

	For the Six Months Ended June 30,			Percentage
($ in thousands)	2023	2022	Change	Change
Total revenue	$853.2	$890.9	$(37.7)	-4%
Total cost of revenue	416.7	463.9	(47.2)	-10%
Gross profit	436.5	427.0	9.5	2%
Operating expenses
Selling, general and administrative	614.8	576.5	38.3	7%
Depreciation and amortization	10.6	10.7	(0.1)	-2%
Total operating expenses	625.4	587.2	38.2	6%
Loss from operations	(188.9)	(160.2)	(28.7)	18%
Other income/expense
Other income	95.7	106.0	(10.3)	-10%
Interest expense	(16.3)	(20.1)	3.8	-19%
Total other income/(expense)	79.4	85.9	(6.5)	-8%
Loss applicable to common stockholders	$(109.5)	$(74.3)	$(35.2)	47%

Total Revenue

Total revenue decreased by $37,759, or 4%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to a decrease in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue decreased by $47,205, or 10%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due primarily to decreases in materials, direct labor, and other direct costs resulting from decreases in Pro-Tech’s revenue generating activities. Our gross profit margin was 48% in each of the respective periods.

Selling, general and administrative

Selling, general and administrative expenses increased by $38,299, or 7%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily as a result of accounting and audit fees related to fiscal 2022 audit. Increases in insurance costs were partially offset by decreases in payroll and payroll taxes.

Depreciation and amortization

Depreciation and amortization decreased by $167, or 2%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to fixed assets that became fully depreciated during the 2023 period.

Loss from Operations

We reported a loss from operations for the six months ended June 30, 2023 of $(188,884), which was an increase of $28,686, or 26%, compared to the loss from operations of $(160,198) for the six months ended June 30, 2022 due primarily to the increase in Selling, general and administrative expenses described above.

Other income

Other income for the six months ended June 30, 2023 was $95,745 and is primarily attributable to partial forgiveness of our PPP loan. See Note 5, Notes Payable, to the consolidated financial statements for more information. Other income for the six months ended June 30, 2022 was $106,000 and is attributable to a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021).

Interest expense

Interest expense decreased by $3,773, or 19%, to $16,310 in the six months ended June 30, 2023 as compared to $20,083 for the six months ended June 30, 2022. The overall decrease resulted from decreased borrowing from VPEG in the period. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Income (Loss) Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the six months ended June 30, 2023 was $(109,449), or $(0.00) per share, as compared to a loss applicable to common stockholders of $(74,281), or $(0.00) per share, for the six months ended June 30, 2022 on weighted average shares of 28,037,713 and 28,037,713, respectively.

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

We anticipate that operating losses will continue in the near term as we integrate the operations of H2EG. We intend to meet near-term obligations with private placement offerings along with cash flow generated by Pro-Tech Hardbanding as we seek to increase positive cash flow from operations.

In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, which we believe will enable us to execute our recapitalization and growth plan. This plan includes the operations of H2EG which are primarily the use of proprietary technology to produce low-cost Green Hydrogen from a wide variety of biomass sources.

Based upon anticipated new sources of capital, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully. In the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive. While management believes our plans help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. Working capital, defined as total current assets less total current liabilities, fluctuates depending on borrowing as well as effective management of receivables from our purchasers and payables to our vendors. We do not anticipate any material capital expenditures during the twelve months following June 30, 2023. We believe that material cash requirements for operating expenditures in excess of cash provided by operations may range from $0 per month to $20,000 per month during the twelve months following June 30, 2023.

Our long-term material cash requirements from currently known obligations consist of repayment of outstanding borrowings and interest payment obligations.

The following table summarizes our estimated material cash requirements for known obligations as of August 14, 2023. This table does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments. The following table does not include any cash requirements related to our office space in Texas or the Pro-Tech facility in Oklahoma because the office space in Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma is cancellable at any time by giving notice of 90 days.

($ in thousands)	Payments Due by Period
Material Cash Requirements	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Economic Injury Disaster Loan repayment	$150.0	$8.8	$17.5	$17.5	$106.2
Paycheck Protection Program Loan (1)	5.7	2.2	3.5	-	-
Arvest Loan	30.0	30.0	-	-	-
Vehicle Loan	25.7	5.9	11.8	8.0	-
New VPEG Note	3,815.9	3,815.9	-	-	-
	$4,027.3	$3,862.8	$32.8	$25.5	$106.2

(1)	As of April 18, 2023, we received notification that $92,653 of the $98,622 principal amount of this loan had been forgiven

We believe it will be necessary to obtain additional liquidity resources to satisfy our material cash requirements. We are addressing our liquidity needs by seeking to generate positive cash flows from operations and developing additional backup capital sources.

Capital Resources

As of the date of this Quarterly Report on Form 10-Q and for the foreseeable future, we expect to cover operating shortfalls, if any, with new sources of funding while we enact our strategy to produce low cost Green Hydrogen from sustainable and renewable woody biomass. As of the date of this report, the remaining amount available for additional borrowings on the New VPEG Note was $152,074.

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

As of April 18, 2023, we received notice from Arvest Bank and the SBA that $92,653 of the $98,622 amount of the Second PPP Loan had been forgiven. The amount forgiven, including principal of $92,653 and accrued interest has been recorded as other income in the consolidated statements of operations. We have recorded the remaining principal balance of $5,969 as debt, and we will record interest expense on the outstanding balance at a rate of one percent per annum until all principal and interest has been repaid.

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

We made interest-only payments of $2,924 and $731 on the EIDL Note during the three months ended June, 2023 and 2022, respectively.

We made interest-only payments of $5,117 and $2,193 on the EIDL Note during the six months ended June, 2023 and 2022, respectively.

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

New VPEG Note

See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,815,926 as of June 30, 2023 and $3,717,476 as of December 31, 2022.

We recorded interest expense of $8,950 and $6,500 related to the New VPEG Note for the three months ended June 30, 2023 and 2022, respectively, and $8,950 and $14,200 for the six months ended June 30, 2023 and 2022, respectively.

Vehicle Loan

On June 14, 2022, our wholly-owned subsidiary Pro-Tech Hardbanding Services, Inc. entered into a Promissory Note and Security Agreement in the amount of $31,437.60 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586.23 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $25,659 and $31,438 as of June 30, 2023 and December 31, 2022, respectively.

Arvest Loan

On July 11, 2022, Pro-Tech, our wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”). The Arvest Loan matures on July 11, 2023 and bears interest at 5.5% per annum, subject to change in accordance with the Variable Rate (as defined in the Promissory Note and Security Agreement), the calculation for which is the Wall Street Journal U.S. Prime Rate plus 0.75%.  Pursuant to the terms of the Arvest Loan, Pro-Tech is required to make monthly payments beginning on August 11, 2022 and until the maturity date, at which time all unpaid principal and interest will be due. Pro-Tech may prepay the loan in full or in part at any time without penalty. The Arvest Loan contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The Arvest Loan is secured by Pro-Tech’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. During the six months ended June 30, 2023 and 2022, we borrowed $20,000 and $0, respectively, pursuant to the Arvest Loan. As of June 30, 2023 and December 31, 2022, Pro-Tech had balances of $30,000 and $10,000, respectively, on the credit line.

We made no principal or interest payments on the Arvest Loan during the three and six months ended June 30, 2023 and 2022, respectively.

We recorded interest expense of $498 and $0 related to the Arvest Loan for the three months ended June 30, 2023 and 2022, respectively, and $712 and $0 for the six months ended June 30, 2023 and 2022, respectively.

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(107,304)	$(125,286)
Net cash used in investing activities	-	(70,993)
Net cash provided by financing activities	106,331	173,438
Net decrease in cash and cash equivalents	(973)	(22,841)
Cash and cash equivalents at beginning of period	73,636	52,908
Cash and cash equivalent at end of period	$72,663	$30,067

Net cash used in operating activities for the six months ended June 30, 2023 was $107,304. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $105,704. Changes in operating assets and liabilities used cash of $1,600. The most significant uses of cash were increases in accounts receivable and decreases in prepaids and other current assets. These changes were offset by cash provided by a decrease in inventory and increases in accounts payable and accrued and other short-term liabilities.

This compares to net cash used in operating activities for the six months ended June 30, 2022 of $125,286. Net loss adjusted for non-cash items (depreciation and amortization) provided cash of $21,186. Changes in operating assets and liabilities used cash of $146,472. The most significant uses of cash were increases in accounts receivable due to timing of collections, and prepaids and other current assets. These changes were partially offset by cash provided by increases in accounts payable and accrued and other short-term liabilities and a decrease in inventory.

No cash was provided by or used in investing activities for the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2022 was $70,993 resulting from fixed asset purchases.

Net cash provided by financing activities for the six months ended June 30, 2023 was $106,331 and resulted from debt financing proceeds from the New VPEG Note of $89,500, debt financing proceeds from Arvest Bank of $20,000, net of vehicle loan repayments of $3169. This compares to $173,438 in net cash provided by financing activities during the six months ended June 30, 2022 resulting from debt financing proceeds from affiliates and a new vehicle loan.

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

For the six months ended June, 2023 and 2022, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $0 has been recorded at June 30, 2023 and December 31, 2022, respectively. We suffered no bad debt losses in the six months ended June 30, 2023 and 2022, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of June 30, 2023 and December 31, 2022, three customers comprised 52% and 78% of our gross accounts receivable, respectively. For the three months ended June 30, 2023 and 2022, four and three customers comprised 60% and 72% of our total revenue, respectively. For the six months ended June 30, 2023 and 2022, three and three customers comprised 52% and 61% of our total revenue, respectively.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that we are comprised of one reporting unit at June 30, 2023 and December 31, 2022, and the goodwill balances of $145,149 at the end of each period are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2022, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Share-Based Compensation

From time to time, we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period. In the case of third-party suppliers, the service period is the shorter of the period over which services are to be received or the vesting period. For employees, directors, officers and affiliates, the service period is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 6, Stockholder’s Equity, to the consolidated financial statements, for further information.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding at June 30, 2023 and 2022, respectively. The weighted average number of shares of common stock outstanding was 28,037,713 and 28,037,713, respectively, at June 30, 2023 and 2022. For the three months ended June 30, 2023 and 2022, the weighted average number of shares of common stock has been adjusted to reflect the potential dilutive effects of our Preferred Series D Stock and outstanding convertible promissory notes. See Note 10, Earnings (Loss) Per Share, to the consolidated financial statements, for further information. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given our historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we are still in the process of remediating as of June 30, 2023, our disclosure controls and procedures were not effective.

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

During the evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, our management identified the following material weaknesses:

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first six months of fiscal year 2023 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first six months of 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the six months ended June 30, 2023, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first six months of 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

10.1	Merger Agreement, dated July 25, 2023, among Victory Oilfield Tech, Inc.,Victory H2EG Merger Sub Inc. and H2 Energy Group Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2023).

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	Inline XBRL Instance Document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBLR and contained in Exhibit 101)

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++	XBLR (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date:	August 14, 2023	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director