Form 10-Q
period 2023-09-30
VICTORY OILFIELD TECH, INC.
filed 2023-11-14
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 28,591,593 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

Part I – Financial Information

Item 1. Consolidated Financial Statements

VICTORY OILFIELD TECH, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,660	$73,636
Accounts receivable, net	222,643	163,196
Notes receivable, net	255,000	-
Inventory	17,486	32,269
Prepaid and other current assets	23,476	20,517
Total current assets	551,265	289,618
Property, plant and equipment, net	70,297	162,343
Goodwill	145,149	145,149
Other intangible assets, net	83,384	96,323
Total Assets	$850,095	$693,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$223,695	$149,505
Accrued and other short term liabilities	69,376	62,827
Short term advance from shareholder	128,050	180,150
Convertible notes payable	255,000	-
Current portion of long term notes payable	18,127	15,589
Short term notes payable, net	63,500	10,000
Short term convertible notes payable - affiliate, net	3,868,726	3,717,476
Total current liabilities	4,626,474	4,135,547

Long term notes payable, net	161,197	261,592
Total long term liabilities	161,197	261,592

Total Liabilities	4,787,671	4,397,139

Stockholders’ Equity
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares and 8,333 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,591,513 shares and 28,037,713 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	28,592	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,905,362	95,750,830
Accumulated deficit	(99,626,538)	(99,237,582)
Total stockholders’ equity	(3,937,576)	(3,703,706)
Total Liabilities and Stockholders’ Equity	$850,095	$693,433

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$350,634	$327,573	$1,203,787	$1,218,485

Total cost of revenue	137,541	237,312	554,250	701,226

Gross profit	213,093	90,261	649,537	517,259

Operating expenses
Selling, general and administrative	476,444	272,699	1,091,195	849,150
Depreciation and amortization	4,313	5,483	14,890	16,227
Total operating expenses	480,757	278,182	1,106,085	865,377
Loss from operations	(267,664)	(187,921)	(456,548)	(348,118)
Other income (expense)
Other income	935	49,527	96,681	155,527
Interest expense	(12,779)	(4,653)	(29,089)	(24,738)
Total other income (expense)	(11,844)	44,874	67,592	130,789
Loss applicable to common stockholders	$(279,508)	$(143,047)	$(388,956)	$(217,329)

Loss per share applicable to common shareholders
Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common stock, basic and diluted	28,154,643	28,037,713	28,076,546	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(388,956)	$(217,329)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of original issue discount	13,750	15,200
Amortization of intangible assets	12,939	12,939
Depreciation	92,046	112,247
Common stock issued for services	155,086	-
Paycheck Protection Program loan forgiveness	(92,653)	-
Changes in operating assets and liabilities:
Accounts receivable	(59,447)	1,379
Inventory	14,783	(14,895)
Prepaids and other current assets	(2,959)	(12,938)
Accounts payable	74,190	13,157
Accrued and other short term liabilities	6,549	27,443
Net cash used in operating activities	(174,672)	(62,797)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable	(255,000)	-
Investment in fixed assets	-	(70,993)
Net cash used in investing activities	(255,000)	(70,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - affiliate	137,500	152,000
Payment on advance from shareholder	(52,100)	-
Payment on long-term notes payable	(5,204)	(1,403)
Proceeds from convertible notes payable	255,000	-
Proceeds from short term notes payable	53,500	-
Proceeds from long-term note payable, net	-	31,438
Net cash provided by financing activities	388,696	182,035
Net change in cash and cash equivalents	(40,976)	48,245
Beginning cash and cash equivalents	73,636	52,908
Ending cash and cash equivalents	$32,660	$101,153

	For the Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Cash paid for:
Interest	$29,089	$24,738

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
July 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,990,380)	$(3,456,504)
Loss attributable to common stockholders	-	-	-	-	-	-	(143,047)	(143,047)
September 30, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,133,427)	$(3,599,551)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
July 1, 2023 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,347,030)	$(3,813,154)
Common stock issued for services	553,800	$554	-	$-	$-	$154,532	$-	$155,086
Loss attributable to common stockholders	-	-	-	-	-	-	(279,508)	(279,508)
September 30, 2023 Balance	28,591,513	$28,592	8,333	$8	$(245,000)	$95,905,362	$(99,626,538)	$(3,937,576)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)
Loss attributable to common stockholders	-	-	-	-	-	-	(217,329)	(217,329)
September 30, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,133,427)	$(3,599,551)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2023 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,237,582)	$(3,703,706)
Common stock issued for services	553,800	$554	-	$-	$-	$154,532	$-	$155,086
Loss attributable to common stockholders	-	-	-	-	-	-	(388,956)	(388,956)
September 30, 2023 Balance	28,591,513	$28,592	8,333	$8	$(245,000)	$95,905,362	$(99,626,538)	$(3,937,576)

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY OILFIELD TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Agreement and Plan of Merger

On July 25, 2023, Victory and Victory H2EG Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Victory (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with H2 Energy Group Inc., a Delaware corporation (“H2EG”). Pursuant to the Merger Agreement, H2EG agreed to merge with and into Merger Sub, the separate corporate existence of Merger Sub will cease, and H2EG will continue as a surviving corporation and as a wholly owned subsidiary of Victory (the “Proposed Merger). The consideration to be paid by Victory in the Proposed Merger will consist of shares of Victory’s common stock, par value $0.001 per share (the “common stock”) equal to 70% of the issued and outstanding common stock of Victory on a fully diluted basis.

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

Additionally, within 30 days of the Closing, the Company expects to enter a definitive agreement in which it will transfer its ownership of Pro-Tech to Pro Tech so long as Flagstaff International, LLC a Delaware limited liability company (“Flagstaff”) commits, pursuant to a binding agreement, to invest $4,000,000 in Victory on terms to be mutually agreed upon by Flagstaff and Victory.

Effective August 31, 2023, H2EG and Victory executed a Forgivable Promissory Note in the principal amount of up to Five Million Dollars ($5,000,000), due on October 31, 2023 which bears interest at the rate of five percent (5%) per annum on any amount outstanding and which interest shall be due and payable upon the final payment of the principal amount outstanding under the note (the “H2EG Note”). During August and September 2023, Victory advanced a total of $255,000 to H2EG pursuant to the H2EG Note for working capital. The H2EG Note is recorded as a current asset on the accompanying consolidated balance sheet as of September 30, 2023 in the amount of $255,000, net of an allowance for credit losses of $0.

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

In the opinion of the Company’s management, the unaudited consolidated interim financial statements contained herein includes all normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2023, and the results of its operations and cash flows for the three and nine months ended September 30, 2023 and 2022.

The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the full year or any future periods.

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities and working capital deficits. The Company has incurred an accumulated deficit of $(99,626,538) through September 30, 2023, and has a working capital deficit of $(4,330,209) at September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as management integrates the operations of H2EG upon the closing of the Proposed Merger. The Company intends to meet near-term obligations with private placement offerings along with cash flow generated by Pro-Tech Hardbanding as it seeks to increase positive cash flow from operations.

In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, which we believe will enable us to execute our recapitalization and growth plan. This plan includes, upon the closing of the Proposed Merger, the operations of H2EG which are primarily the use of proprietary technology to produce low-cost Green Hydrogen from a wide variety of biomass sources.

Based upon anticipated new sources of capital, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully. In the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive. While management believes our plans, including the Proposed Merger, help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Capital Resources

As of the date of this report and for the foreseeable future the Company expects to cover operating shortfalls, if any, with new sources of funding while we enact our strategy to produce low-cost Green Hydrogen from sustainable and renewable woody biomass. As of the date of this report, the remaining amount available for the Company for additional borrowings on the New VPEG Note was $131,274.

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

Accounts and Notes Receivable are carried at amounts that approximate fair value.

Accounts Receivable are recognized net of an allowance for doubtful accounts receivable. The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Accounts receivable are written down or off when a portion or all of such account receivable is determined to be uncollectible.

As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option for the H2EG Note. See Note 1, Organization and Basis of Presentation, for more information. In accordance with ASC 825, the Company recognizes notes receivable at fair value with changes in fair value recognized in the consolidated statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. The estimated fair value of the Company’s notes receivable is determined by utilizing a scenario-based analysis considering possible outcomes available to the holders.

The estimated fair value of the Company’s Convertible Notes Payable is measured according to significant observable inputs (Level 3) including common share class volatility, applied discount rate, and probability weighting assigned to automatic and optional conversion scenarios. See Note 5, Notes Payable, and Note 1, Organization and Basis of Presentation, for more information.

At September 30, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments such as accounts receivable, notes receivable, accounts payable, and notes payable approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

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

For the three and nine months ended September 30, 2023 and 2022, all of the Company’s revenue was recognized from contracts with oilfield operators. See Note 9 Segment and Geographic Information and Revenue Disaggregation for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $0 has been recorded at September 30, 2023 and December 31, 2022, respectively. The Company suffered no bad debt losses in the three and nine months ended September 30, 2023 and 2022, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of September 30, 2023 and December 31, 2022, three and three customers comprised 86% and 78% of the Company’s gross accounts receivable, respectively. For the three months ended September 30, 2023 and 2022, three and three customers comprised 81% and 45% of the Company’s total revenue, respectively. For the nine months ended September 30, 2023 and 2022, four and three customers comprised 67% and 54% of the Company’s total revenue, respectively.

Notes Receivable

The Company has elected the fair value option for recognition of its notes receivable. As such, notes receivable are recognized at their estimated fair value with changes in fair value recognized in the consolidated statements of operations. No gain or loss related to change in fair value of the H2EG Note was recognized in the nine months ended September 30, 2023. The Company performs a review of its notes receivable on a quarterly basis. In determining the expected losses on notes receivable, we utilize the probability of default and discounted cash flow methods. Further, we stress-test the results to reflect the impact of unknown adverse future events including recessions. During the three and nine months ended September 30, 2023, the Company recorded no change in fair value for credit losses. To date, the Company has recorded no actual credit losses on notes receivable. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable.

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

The Company performs an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company has determined that it is comprised of one reporting unit at September 30, 2023 and December 31, 2022, and the goodwill balances of $145,149 are included in the single reporting unit. The carrying value of the single reporting unit is negative. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2022, the Company bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the period plus potentially dilutive shares of common stock outstanding during the period such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

3. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)
Trucks	$464,048	$464,048
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Furniture and equipment	12,767	12,767
Computer hardware	8,663	8,663
Computer software	22,191	22,191
Total property, plant and equipment, at cost	835,731	835,731
Less – accumulated depreciation	(765,434)	(673,388)
Property, plant and equipment, net	$70,297	$162,343

Depreciation expense for the three months ended September 30, 2023 and 2022 was $13,224 and $39,606, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $92,046 and $112,248, respectively.

4. Goodwill and Other Intangible Assets

The Company has determined that it is comprised of one reporting unit at September 30, 2023 and December 31, 2022. The carrying value of the single reporting unit is negative. The Company recorded $4,313 and $4,312 of amortization of intangible assets for the three months ended September 30, 2023 and 2022, respectively. The Company recorded $12,939 and $12,939 of amortization of intangible assets for the nine months ended September 30, 2023 and 2022, respectively.

The following table shows intangible assets other than goodwill and related accumulated amortization as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(unaudited)
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization and impairment	(89,136)	(76,197)
Other intangible assets, net	$83,384	$96,323

5. Notes Payable

Convertible Notes Payable

During August and September 2023, the Company authorized the issuance of a series of 5% Convertible Promissory Notes with an aggregate principal of up to $5,000,000 (the “Convertible Notes Payable”). Upon completion of the Proposed Merger involving H2EG (See Note 1 Organization and Basis of Presentation, the outstanding principal amount (but not any accrued interest thereon) of the Convertible Notes Payable shall automatically convert in whole to shares of common stock. The conversion price shall be equal to the quotient resulting from dividing $28,333,333 by the number of outstanding shares of common stock of the Company issued and outstanding immediately after the consummation of the Proposed Merger. All unpaid interest and principal shall be due and payable upon request of the majority holders on or after the six-month anniversary of the date of each of the Convertible Notes Payable.

The Company elected to account for the Convertible Notes Payable at fair value with any changes in fair value being recognized through the consolidated statements of operations until the convertible notes are settled. The estimated fair value of the Convertible Notes Payable is measured according to significant observable inputs (Level 3) including common share class volatility, applied discount rate, and probability weighting assigned to automatic and optional conversion scenarios.

The Company issued an aggregate of $255,000 of Convertible Promissory Notes as of September 30, 2023 as follows:

Holder	Date Issued	Principal Amount
Flagstaff International LLC	August 11, 2023	$100,000.00
JLP Partners	August 12, 2023	$50,000.00
Richard Ducharme	August 16, 3023	$25,000.00
Laurie Benezra	August 23, 2023	$50,000.00
Kevin Huss	September 28, 2023	$30,000.00

In connection with the Convertible Notes Payable, the Company has accrued interest of $1,416 during the three and nine months ended September 30, 2023.

The Company used the proceeds to invest in the H2EG Note in connection with the Proposed Merger. See Note 1 Organization and Basis of Presentation, for more information.

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

As of April 18, 2023, the Company received notice from Arvest Bank and the SBA that $92,653 of the $98,622 amount of the Second PPP Loan had been forgiven. The amount forgiven, including principal of $92,653 and accrued interest has been recorded as other income in the consolidated statements of operations. The Company has recorded the remaining principal balance of $5,969 as debt, and it will record interest expense on the outstanding balance at a rate of one percent per annum until all principal and interest has been repaid. The company is making payments of principal and interest of $192.47 per month until the note is paid in full.

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

The Company made interest-only payments of $2,193 and $0 on the EIDL Note during the three months ended September, 2023 and 2022, respectively.

The Company made interest-only payments of $7,310 and $2,193 on the EIDL Note during the nine months ended September, 2023 and 2022, respectively.

The Company recorded interest expense of $1,437 and $1,437 related to the EIDL Note for the three months ended September 30, 2023 and 2022, respectively.

The Company recorded interest expense of $4,266 and $4,266 related to the EIDL Note for the nine months ended September 30, 2023 and 2022, respectively.

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

New VPEG Note

See Note 8, Related Party Transactions, for a description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,868,726 as of September 30, 2023 and $3,717,476 as of December 31, 2022.

The Company recorded interest expense of $4,800 and $1,000 related to the New VPEG Note for the three months ended September 30, 2023 and 2022, respectively, and $13,750 and $15,200 for the nine months ended September 30, 2023 and 2022, respectively.

Vehicle Loan

On June 14, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement in the amount of $31,437 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $24,187 and $31,438 as of September 30, 2023 and December 31, 2022, respectively.

Arvest Loan

On July 11, 2022, Pro-Tech, the Company’s wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”). The Arvest Loan matures on July 11, 2023 and bears interest at 5.5% per annum, subject to change in accordance with the Variable Rate (as defined in the Promissory Note and Security Agreement), the calculation for which is the Wall Street Journal U.S. Prime Rate plus 0.75%.  Pursuant to the terms of the Arvest Loan, Pro-Tech is required to make monthly payments beginning on August 11, 2022 and until the maturity date, at which time all unpaid principal and interest will be due. Pro-Tech may prepay the loan in full or in part at any time without penalty. The Arvest Loan contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The Arvest Loan is secured by Pro-Tech’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. During the nine months ended September 30, 2023 and 2022, the Company borrowed $20,000, and $0, respectively, pursuant to the Arvest Loan. As of September 30, 2023 and December 31, 2022, Pro-Tech had balances of $30,000 and $10,000, respectively, on the credit line.

The Company made no principal payments on the Arvest Loan during the three and nine months ended September 30, 2023 and 2022, respectively.

The Company made interest payments of $1,206 and $0 related to the Arvest Loan for the three months ended September 30, 2023 and 2022, respectively, and $1,799 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

6. Stockholders’ Equity

Preferred Series D Stock

During the nine months ended September 30, 2023 and 2022, the Company did not issue any shares of its Preferred Series D Stock.

Common Stock

On September 11, 2023, the Company issued 553,880 shares of its restricted common stock with a total grant date fair value of $155,086, or $0.28 per share, to Bevilacqua PLLC in exchange for services.

During the three and nine months ended September 30, 2022, the Company did not issue any shares of its common stock.

Stock Options

During the nine months ended September 30, 2023 and 2022, the Company did not grant any equity awards to directors, officers, or employees.

As of September 30, 2023 and December 31, 2022, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Warrants for Stock

During the nine months ended September 30, 2023 and 2022, the Company did not grant any warrants to purchase shares of its common stock.

7. Commitments and Contingencies

Rent expense for the three months ended September 30, 2023 and 2022 was $558 and $417, respectively, and $4,524 and $4,251 for the nine months ended September 30, 2023 and 2022, respectively. The Company’s office space in Austin, Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma County, Oklahoma is cancellable at any time by giving notice of 90 days. As such there are no future annual minimum payments of September 30, 2023 and December 31, 2022, respectively.

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

Inspire Diagnostics

On March 24, 2023 the Company received a short-term non-interest bearing advance from Inspire Diagnostics, an affiliated entity, in the amount of $33,500, which is due and payable upon demand.

Shareholder Loan

Ronald Zamber, a Director and shareholder of the Company, provided non-interest bearing working capital loans to the Company during 2019 in the aggregate amount of $185,150. During 2021, the Company repaid $5,000 of the outstanding loan balance to Mr. Zamber. During the three months ended September 30, 2023, the Company repaid $52,100 of the outstanding loan balance to Mr. Zamber. As of September 30, 2023, the outstanding balance owed to Mr. Zamber by the Company is $128,050.

9. Segment and Geographic Information and Revenue Disaggregation

The Company has one reportable segment as of September 30, 2023 and December 31, 2022: Hardband Services. Hardband Services provides various hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars. All Hardband Services revenue is generated in the United States, and all assets related to Hardband Services are located in the United States. Because the Company operates with only one reportable segment in one geographical area, there is no supplementary revenue or asset information to present.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Category	2023	2022	2023	2022

> 5%	$308,975	$253,277	$394,724	$790,416
< 5%	41,659	74,296	809,063	428,069

	$350,634	$327,573	$1,203,787	$1,218,485

10. Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding at September 30, 2023 and 2022, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Basic and diluted weighted average number of shares of common stock outstanding was 28,154,643 and 28,037,713 for the three months ended September 30, 2023, and 2022, respectively. Basic and diluted weighted average number of shares of common stock outstanding was 28,076,546 and 28,037,713 for the nine months ended September 30, 2023, and 2022, respectively.

The following table sets forth the computation of net loss per share of common stock – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(279,508)	$(143,047)	$(388,956)	$(217,329)
Denominator
Basic weighted average common stock outstanding	28,154,643	28,037,713	28,076,546	28,037,713
Diluted weighted average common stock outstanding	28,154,643	28,037,713	28,076,546	28,037,713

Net loss per share of common stock
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

11. Other Income

The Company reported other income for the nine months ended September 30, 2023 of $96,681. This amount is primarily attributable to forgiveness of the Second PPP Loan. Other income of $155,527 which the Company reported for the nine months ended September 30, 2022 was primarily attributable to refunds of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021).

12. Subsequent Events

During the period of October 1, 2023 through November 14, 2023 the Company received additional proceeds of $477,000 pursuant to the Convertible Promissory Notes offering. See Note 5, Notes Payable, for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Victory Oilfield Tech, Inc. MD&A is presented in the following seven sections:

●	Cautionary Information about Forward-Looking Statements;

●	Business Overview;

●	Results of Operations;

●	Liquidity and Capital Resources;

●	Critical Accounting Policies and Estimates; and

●	Recently Adopted Accounting Standards;

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

Cautionary Information about Forward-Looking Statements

Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. In particular, the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” variations of such words, and other similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

●	continued operating losses;

●	Risks associated with the Merger Agreement (see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Business Overview);

●	adverse developments in economic conditions and, particularly, in conditions in the oil and gas industries;

●	volatility in the capital, credit and commodities markets;

●	our inability to successfully execute on our growth strategy;

●	the competitive nature of our industry;

●	credit risk exposure from our customers;

●	price increases or business interruptions in our supply of raw materials;

●	failure to develop and market new products and manage product life cycles;

●	business disruptions, security threats and security breaches, including security risks to our information technology systems;

●	terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises that may materially adversely affect our business, financial condition and results of operations;

●	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

●	risks associated with protecting data privacy;

●	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our licensed coating materials;

●	transporting certain materials that are inherently hazardous due to their toxic nature;

●	litigation and other commitments and contingencies;

●	ability to recruit and retain the experienced and skilled personnel we need to compete;

●	work stoppages, labor disputes and other matters associated with our labor force;

●	delays in obtaining permits by our future customers or acquisition targets for their operations;

●	our ability to protect and enforce intellectual property rights;

●	intellectual property infringement suits against us by third parties;

●	our ability to realize the anticipated benefits of any acquisitions and divestitures;

●	risk that the insurance we maintain may not fully cover all potential exposures;

●	risks associated with changes in tax rates or regulations, including unexpected impacts of the U.S. TCJA legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;

●	our substantial indebtedness;

●	the results of pending litigation;

●	our ability to obtain additional capital on commercially reasonable terms may be limited;

●	any statements of belief and any statements of assumptions underlying any of the foregoing;

●	other factors disclosed in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission; and

●	other factors beyond our control.

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

Agreement and Plan of Merger

On July 25, 2023, Victory and Victory H2EG Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with H2 Energy Group Inc., a Delaware corporation (“H2EG”). Pursuant to the Merger Agreement, H2EG agreed to merge with and into Merger Sub; the separate corporate existence of Merger Sub will cease, and H2EG will continue as a surviving corporation and as a wholly owned subsidiary of Victory( the Proposed Merger)

The consideration to be paid by Victory in the Proposed Merger will consist of shares of Victory’s common stock equal to 70% of the issued and outstanding common stock of Victory on a fully diluted basis.

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

Additionally, within 30 days of the Closing, Victory expects to enter a definitive agreement, in which it will transfer its ownership of Pro-Tech to Pro Tech so long as Flagstaff International, LLC, a Delaware limited liability company (“Flagstaff”) commits, pursuant to a binding agreement, to invest at least $4,000,000 in Victory on terms to be mutually agreed upon by Flagstaff and Victory.

Forgivable Promissory Note

Effective August 31, 2023, H2EG and Victory executed a Forgivable Promissory Note in the principal amount of up to Five Million Dollars ($5,000,000), due on October 31, 2023 which bears interest at the rate of five percent (5%) per annum on any amount outstanding and which interest shall be due and payable upon the final payment of the principal amount outstanding under the note (the “H2EG Note”). During August and September, Victory advanced a total of $255,000 to H2EG pursuant to the H2EG Note for working capital. The H2EG Note is recorded as a current asset on the accompanying consolidated balance sheet in the amount of $255,000, net of an allowance for credit losses of $0.

Issuance of Common Stock

On September 11, 2023, we issued 553,880 shares of common stock to Bevilacqua PLLC as consideration for past services rendered and deferment of legal fees.

VPEG Note

During the period of October 1, 2023 through November 14, 2023, we received no additional loan proceeds from VPEG pursuant to the New VPEG Note (See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note).

Arvest Loan

On July 11, 2022, Pro-Tech, our wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”).  During the nine months ended September 30, 2023 and 2022, we borrowed $30,000 and $0, respectively, pursuant to the Arvest Loan. During the period of October 1, 2023 through November 14, 2023, we received no additional loan proceeds pursuant to the Arvest Loan. See “Liquidity and Capital Resources” below and Note 5, Notes Payable, to the consolidated financial statements for a definition and description of the Arvest Loan.

Inspire Diagnostics

On March 24, 2023, the Company received a short-term advance from Inspire Diagnostics, an affiliated entity, in the amount of $33,500 (See Note 8, Related Party Transactions, to the consolidated financial statements more information).

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

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	For the Three Months Ended September 30,			Percentage
($ in thousands)	2023	2022	Change	Change
Total revenue	$350.6	$327.6	$23.0	7%

Total cost of revenue	137.5	237.3	(99.8)	-42%

Gross profit	213.1	90.3	122.8	136%

Operating expenses
Selling, general and administrative	476.4	272.7	203.7	75%
Depreciation and amortization	4.3	5.5	(1.2)	-21%
Total operating expenses	480.7	278.2	202.5	73%
Loss from operations	(267.6)	(187.9)	(79.7)	42%
Other income (expense)
Other income	0.9	49.5	(48.6)	-98%
Interest expense	(12.8)	(4.7)	(8.1)	175%
Total other expense	(11.9)	44.8	(56.7)	-126%
Loss applicable to common stockholders	$(279.5)	$(143.1)	$(136.4)	95%

Total Revenue

Total revenue increased by $23,061, or 7%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to a decrease in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue decreased by $99,771, or 42%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due primarily to decreases in materials, direct labor, and other direct costs resulting from decreases in Pro-Tech’s revenue generating activities. Our gross profit margin increased to 61% during the three months ended September 30, 2023 as compared to a gross profit margin of 28% during the three months ended September 30, 2022 as a result of decreased cost of revenue.

Selling, general and administrative

Selling, general and administrative expenses increased by $203,745, or 75%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily as a result of increased legal expenses associated with the Proposed Merger and issuance of stock. This increase was partially offset by decreases in insurance and consulting expenses.

Depreciation and amortization

Depreciation and amortization decreased by $1,170, or 21%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to fixed assets that became fully depreciated during the 2023 period.

Loss from Operations

We reported a loss from operations for the three months ended September 30, 2023 of $(267,664), which was an increase of $79,743, or (79.7%), compared to the loss from operations of $(187,921) for the three months ended September 30, 2022 due primarily to the decrease in total cost of revenue described above.

Other income

Other income for the three months ended September 30, 2023 was $935 and is primarily attributable to interest income on the H2EG Note. Other income for the three months ended September 30, 2022 was $49,527 and is attributable to a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021).

Interest expense

Interest expense increased by $8,126, or 175%, to $12,779 in the three months ended September 30, 2023 as compared to $4,653 for the three months ended September 30, 2022. The overall increase resulted from increased borrowing on the New VPEG Note and the Arvest Loan. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the three months ended September 30, 2023 was $(279,508), or $(0.01) per share, as compared to loss applicable to common stockholders of $(143,047), or $0.01 per share, for the three months ended September 30, 2022 on weighted average shares of common stock of 28,154,643 and 28,037,713, respectively.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	For the Nine Months Ended September 30,			Percentage
($ in thousands)	2023	2022	Change	Change
Total revenue	$1,203.8	$1,218.5	$(14.7)	-1%

Total cost of revenue	554.3	701.2	(146.9)	-21%

Gross profit	649.5	517.3	132.2	26%

Operating expenses
Selling, general and administrative	1,091.2	849.2	242.0	29%
Depreciation and amortization	14.9	16.2	(1.3)	-8%
Total operating expenses	1,106.1	865.4	240.7	28.1%
Loss from operations	(456.6)	(348.1)	(108.5)	31%
Other income (expense)
Other income	96.7	155.5	(58.8)	-38%
Interest expense	(29.1)	(24.7)	(4.4)	18%
Total other expense	67.6	130.8	(63.2)	-48%
Loss applicable to common stockholders	$(389.0)	$(217.3)	$(171.7)	79%

Total Revenue

Total revenue decreased by $14,698, or 1%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to a decrease in the number of drilling rigs driving hardbanding and grinding revenue generated by Pro-Tech.

Total Cost of Revenue

Total cost of revenue decreased by $146,976, or 21%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due primarily to decreases in materials, direct labor, and other direct costs resulting from decreases in Pro-Tech’s revenue generating activities. Our gross profit margin increased to 54% during the nine months ended September 30, 2023 as compared to a gross profit margin of 42% during the nine months ended September 30, 2022 as a result of decreased cost of revenue.

Selling, general and administrative

Selling, general and administrative expenses increased by $242,045, or 29%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 as a result of accounting and audit fees related to the audit for the year ended December 31, 2022 in addition to an increase in legal fees associated with the Proposed Merger. These increases were partially offset by decreases in insurance and consulting expenses.

Depreciation and amortization

Depreciation and amortization decreased by $1,337, or 8%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to fixed assets that became fully depreciated during the 2023 period.

Loss from Operations

We reported a loss from operations for the nine months ended September 30, 2023 of $(456,548), which was a decrease of $79,743, or 29%, compared to the loss from operations of $(348,118) for the nine months ended September 30, 2022 due primarily to the decrease in Total cost of revenue described above.

Other income

Other income for the nine months ended September 30, 2023 was $96,681 and is primarily attributable to partial forgiveness of our PPP loan. See Note 5, Notes Payable, to the consolidated financial statements for more information. Other income for the nine months ended September 30, 2022 was $155,527 and is attributable to a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021).

Interest expense

Interest expense increased by $4,351, or 18%, to $29,089 in the nine months ended September 30, 2023 as compared to $24,738 for the nine months ended September 30, 2022. The overall increase resulted from increased borrowing on the New VPEG Note and the Arvest Loan. See Note 5, Notes Payable, to the consolidated financial statements for more information.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the nine months ended September 30, 2023 was $(388,956), or $(0.01) per share, as compared to a loss applicable to common stockholders of $(217,329), or $(0.01) per share, for the nine months ended September 30, 2022 on weighted average shares of common stock of 28,076,546 and 28,037,713, respectively.

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

We anticipate that operating losses will continue in the near term as we integrate the operations of H2EG upon the closing of the Proposed Merger. We intend to meet near-term obligations with private placement offerings along with cash flow generated by Pro-Tech Hardbanding as we seek to increase positive cash flow from operations.

In addition to increasing cash flow from operations, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, which we believe will enable us to execute our recapitalization and growth plan. This plan includes, upon the closing of the Proposed Merger, the operations of H2EG which are primarily the use of proprietary technology to produce low-cost Green Hydrogen from a wide variety of biomass sources.

Based upon anticipated new sources of capital, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully. In the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive. While management believes our plans, upon the closing of the Proposed Merger, help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. Working capital, defined as total current assets less total current liabilities, fluctuates depending on borrowing as well as effective management of receivables from our purchasers and payables to our vendors. We do not anticipate any material capital expenditures during the twelve months following September 30, 2023. We believe that material cash requirements for operating expenditures in excess of cash provided by operations may range from $0 per month to $20,000 per month during the twelve months following September 30, 2023.

Our long-term material cash requirements from currently known obligations consist of repayment of outstanding borrowings and interest payment obligations.

The following table summarizes our estimated material cash requirements for known obligations as of November 14, 2023. This table does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments. The following table does not include any cash requirements related to our office space in Texas or the Pro-Tech facility in Oklahoma because the office space in Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma is cancellable at any time by giving notice of 90 days.

($ in thousands)	Payments Due by Period
Material Cash Requirements	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Economic Injury Disaster Loan repayment	$150.0	$8.8	$17.5	$17.5	$106.2
Paycheck Protection Program Loan (1)	5.1	2.2	2.9	-	-
Arvest Loan	30.0	30.0	-	-	-
Vehicle Loan	24.2	5.9	11.8	6.5	-
New VPEG Note	3,868.7	3,868.7	-	-	-
	$4,078.0	$3,915.6	$32.2	$24.0	$106.2

(1)	As of April 18, 2023, we received notification that $92,653 of the $98,622 principal amount of this loan had been forgiven

We believe it will be necessary to obtain additional liquidity resources to satisfy our material cash requirements. We are addressing our liquidity needs by seeking to generate positive cash flows from operations and developing additional backup capital sources.

Capital Resources

As of the date of this Quarterly Report on Form 10-Q and for the foreseeable future, we expect to cover operating shortfalls, if any, with new sources of funding while we enact our strategy to produce low cost Green Hydrogen from sustainable and renewable woody biomass. As of the date of this report, the remaining amount available for additional borrowings on the New VPEG Note was $131,274 and the remaining amount available for additional borrowings on the Arvest note was $0.

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

As of April 18, 2023, we received notice from Arvest Bank and the SBA that $92,653 of the $98,622 amount of the Second PPP Loan had been forgiven. The amount forgiven, including principal of $92,653 and accrued interest has been recorded as other income in the consolidated statements of operations. We have recorded the remaining principal balance of $5,969 as debt, and we will record interest expense on the outstanding balance at a rate of one percent per annum until all principal and interest has been repaid. The company is making payments of principal and interest of $192.47 per month until note is paid in full.

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

We made interest-only payments of $2,193 and $0 on the EIDL Note during the three months ended September, 2023 and 2022, respectively.

We made interest-only payments of $7,310 and $2,193 on the EIDL Note during the nine months ended September, 2023 and 2022, respectively.

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

New VPEG Note

See Note 8, Related Party Transactions, to the consolidated financial statements for a definition and description of the New VPEG Note. The outstanding balance on the New VPEG Note was $3,868,726 as of September 30, 2023 and $3,717,476 as of December 31, 2022.

We recorded interest expense of $4,800 and $1,000 related to the New VPEG Note for the three months ended September 30, 2023 and 2022, respectively, and $13,750 and $15,200 for the nine months ended September 30, 2023 and 2022, respectively.

Vehicle Loan

On June 14, 2022, our wholly-owned subsidiary Pro-Tech Hardbanding Services, Inc. entered into a Promissory Note and Security Agreement in the amount of $31,437 with Arvest Bank for a vehicle loan (the “Vehicle Loan”). The Vehicle Loan, which is secured by the vehicle, is repayable over five years, matures June 15, 2027, and is repayable at the rate of $586.23 per month including principal and interest at a rate of 4.5% per annum. The monthly payments began on July 15, 2022. The remaining balance of the Vehicle Loan was $24,187 and $31,438 as of September 30, 2023 and December 31, 2022, respectively.

Arvest Loan

On July 11, 2022, Pro-Tech, our wholly-owned subsidiary, entered into a Promissory Note and Security Agreement with Arvest Bank for a revolving loan for up to $30,000 (the “Arvest Loan”). The Arvest Loan matures on July 11, 2023 and bears interest at 5.5% per annum, subject to change in accordance with the Variable Rate (as defined in the Promissory Note and Security Agreement), the calculation for which is the Wall Street Journal U.S. Prime Rate plus 0.75%.  Pursuant to the terms of the Arvest Loan, Pro-Tech is required to make monthly payments beginning on August 11, 2022 and until the maturity date, at which time all unpaid principal and interest will be due. Pro-Tech may prepay the loan in full or in part at any time without penalty. The Arvest Loan contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The Arvest Loan is secured by Pro-Tech’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. During the nine months ended September 30, 2023 and 2022, we borrowed $20,000 and $0, respectively, pursuant to the Arvest Loan. As of September 30, 2023 and December 31, 2022, Pro-Tech had balances of $30,000 and $10,000, respectively, on the credit line.

We made no principal or interest payments on the Arvest Loan during the three and nine months ended September 30, 2023 and 2022, respectively.

We recorded interest expense of $1,206 and $0 related to the Arvest Loan for the three months ended September 30, 2023 and 2022, respectively, and $1,799 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(174,672)	$(62,797)
Net cash used in investing activities	(255,000)	(70,993)
Net cash provided by financing activities	388,696	182,035
Net decrease in cash and cash equivalents	(40,976)	48,245
Cash and cash equivalents at beginning of period	73,636	52,908
Cash and cash equivalent at end of period	$32,660	$101,153

Net cash used in operating activities for the nine months ended September 30, 2023 was $174,672. Net loss adjusted for non-cash items (depreciation and amortization, amortization of original issue discount, common stock issued for services, and loan forgiveness) used cash of $207,788. Changes in operating assets and liabilities provided cash of $33,116. The most significant uses of cash were increases in accounts receivable and decreases in prepaids and other current assets. These changes were offset by cash provided by a decrease in inventory and increases in accounts payable and accrued and other short-term liabilities.

This compares to net cash used in operating activities for the nine months ended September 30, 2022 of $62,797. Net loss adjusted for non-cash items (depreciation and amortization) used cash of $76,943. Changes in operating assets and liabilities provided cash of $14,146. The most significant uses of cash were increases in inventory and prepaids and other current assets. These changes were partially offset by cash provided by increases in accounts payable and accrued and other short-term liabilities and a decrease in accounts receivable.

Net cash used by investing activities for the nine months ended September 30, 2023 was $255,000 as a result of investment in notes receivable. Net cash used in investing activities for the nine months ended September 30, 2022 was $70,993 resulting from fixed asset purchases.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $388,696 and resulted from debt financing proceeds from the New VPEG Note of $137,500 debt financing proceeds from convertible notes payable of $255,000, debt financing proceeds from short-term notes payable of $53,500, net of payments on advance from shareholder of $52,100 and vehicle loan repayments of $5,204. This compares to $182,035 in net cash provided by financing activities during the nine months ended September 30, 2022 resulting from debt financing proceeds from affiliates and a new vehicle loan, net of vehicle loan repayments.

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

For the nine months ended September, 2023 and 2022, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

Because our contracts have an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 and $0 has been recorded at September 30, 2023 and December 31, 2022, respectively. We suffered no bad debt losses in the nine months ended September 30, 2023 and 2022, respectively. If the financial conditions of Pro-Tech’s customers were to deteriorate or if general economic conditions were to worsen, additional allowances may be required in the future.

As of September 30, 2023 and December 31, 2022, three customers comprised 86% and 78% of our gross accounts receivable, respectively. For the three months ended September 30, 2023 and 2022, three and three customers comprised 81% and 45% of our total revenue, respectively. For the nine months ended September 30, 2023 and 2022, four and three customers comprised 67% and 54% of our total revenue, respectively.

Notes Receivable

We have elected the fair value option for recognition of our notes receivable. As such, notes receivable are recognized at their estimated fair value with changes in fair value recognized in the consolidated statements of operations. No gain or loss related to change in fair value of the H2EG Note was recognized in the nine months ended September 30, 2023. We perform a review of our notes receivable on a quarterly basis. In determining the expected losses on notes receivable, we utilize the probability of default and discounted cash flow methods. Further, we stress-test the results to reflect the impact of unknown adverse future events including recessions. During the three and nine months ended September 30, 2023, we recorded no change in fair value for credit losses. To date, we have recorded no actual credit losses on notes receivable. We follow an income recognition policy on all interest earned on notes receivable. Under such policy we account for all notes receivable on a non-accrual basis and defer the recognition of any interest income until receipt of cash payments as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable.

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

We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We have determined that we are comprised of one reporting unit at September 30, 2023 and December 31, 2022, and the goodwill balances of $145,149 at the end of each period are included in the single reporting unit. To date, an impairment of goodwill has not been recorded. For the year ended December 31, 2022, we bypassed the qualitative assessment, and proceeded directly to the quantitative test for goodwill impairment.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding at September 30, 2023 and 2022, respectively. The weighted average number of shares of common stock outstanding was 28,591,593 and 28,037,713, respectively, at September 30, 2023 and 2022. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given our historical and projected future losses, all potentially dilutive common stock equivalents are considered anti-dilutive.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our chief executive officer and principal financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we are still in the process of remediating as of September 30, 2023, our disclosure controls and procedures were not effective.

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

During the evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, our management identified the following material weaknesses:

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments during the first nine months of fiscal year 2023 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the first nine months of 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the nine months ended September 30, 2023, we did not repurchase any shares of our common stock.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be in a report on Form 8-K during the first nine months of 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.4	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

4.6	Form of Convertible Promissory Note issued by Victory Oilfield Tech, Inc. to various holders during August 2023 and September 2023*

10.1	Merger Agreement, dated July 25, 2023, among Victory Oilfield Tech, Inc., Victory H2EG Merger Sub Inc. and H2 Energy Group Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2023).

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	Inline XBRL Instance Document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBLR and contained in Exhibit 101)

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++	XBLR (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY OILFIELD TECH, INC.

Date: November 14, 2023	By:	/s/ Kevin DeLeon
Kevin DeLeon
Chief Executive Officer, Principal Financial and Accounting Officer, and Director