Form 10-K
period 2023-12-31
VICTORY CLEAN ENERGY, INC.
filed 2024-05-15
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 002-76219-NY

VICTORY CLEAN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Victory Oilfield Tech, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Nevada	87-0564472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14425 Falcon Head Blvd. Bldg. E Ste. 100 Austin, TX	78738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 607-5558

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

 If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2023 was approximately $.19 based on the closing price of such stock and such date of $5,327,165.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 15, 2024 was 530,129,753.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2023

INTRODUCTORY NOTE

Use of Terms

In this report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” and “Company” refer to Victory Clean Energy, Inc (formerly Victory Oilfield Tech, Inc.), a Nevada corporation, together with its wholly owned subsidiary, Pro-Tech Hardbanding Services, Inc. from July 31, 2018, the date of acquisition to the period ended December 31, 2023. Thereafter references relate to our wholly owned subsidiary H2 Energy Group Inc.

Discontinued Operations

On January 1, 2024, we entered into an agreement with Flagstaff International, LLC under which Flagstaff committed to invest $4,000,000 in Victory in exchange for Victory Preferred Stock and the transfer to Pro-Tech Holdings of all equity interests held by Victory in Pro-Tech Hardbanding Services, Inc.

On January 1, 2024, Victory completed the sale of Pro-Tech to Flagstaff International, LLC, a Delaware limited liability company.

Accordingly, we have categorized Pro-Tech as discontinued operations in our financial statements for the years ended December 31, 2023 and 2022.

The operating results for discontinued operations have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2023 and 2022 as discontinued operations. See note 4 to the consolidated financial statements for additional information.

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

PART I

Item 1. Business

Overview

Victory Clean Energy, Inc. (“Victory”) is a Green Hydrogen energy company dedicated to developing and implementing clean, sustainable low-cost energy solutions with applications across various industries, including transportation, power generation, and industrial processes. We believe the Company's innovative TrueGreen Hydrogen™ production solutions will provide clean, reliable, and cost-effective energy sources to a diverse range of clients. We believe TrueGreen Hydrogen™ positions the Company as a formidable force as a future the low-cost supplier in the Green Hydrogen sector, focusing on decarbonization in heavy transportation and industrial Hydrogen markets. Victory Clean Energy is dedicated to shaping a sustainable and cleaner future for industries and communities worldwide.

The newly combined company is expected to benefit from the synergies of both businesses, leveraging Victory's extensive experience in energy technology markets to commercially deploy H2EG’s competitive Green Hydrogen solutions, which we believe deliver clean, reliable Green Hydrogen at competitive price points. The combined company will target a broad range of potential clients in both commercial energy production markets and energy-intensive industries requiring clean, reliable, secure, and cost-effective energy sources.

From July 31, 2018 through January 1, 2024, we were an oilfield energy technology products company focused on improving well performance and extending the lifespan of the industry’s most sophisticated and expensive equipment.

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

On January 1, 2024, Victory completed a merger agreement with H2 Energy Group Inc., a Delaware corporation (“H2EG”) (the “Merger”). As a result of the Merger, a change in control of Victory occurred, and H2EG became a wholly owned subsidiary of Victory.

On January 1, 2024, we entered into an agreement with Flagstaff International, LLC under which Flagstaff committed to invest $4,000,000 in Victory in exchange for Victory Preferred Stock and the transfer to Pro-Tech Holdings of all equity interests held by Victory in Pro-Tech Hardbanding Services, Inc.

On January 1, 2024, Victory completed the sale of Pro-Tech to Flagstaff International, LLC, a Delaware limited liability company.

Our Products and Services

Green Hydrogen, which is hydrogen generated by renewable energy or from fossil-free, carbon negative power, is viewed as a critical enabler of the global transition to sustainable energy and net zero emissions economies. Hydrogen can be used as a fuel similar to natural gas, producing only heat and water vapor when it is burned but without the CO2 emissions associated with natural gas. It can be used as fuel in fuel cells to generate electricity and heat, in gas turbine generators to provide electricity to the power grid, as well as a replacement for gasoline in internal combustion engines. Historically, producing Green Hydrogen has been cost-prohibitive. We believe H2EG’s technology delivers Green Hydrogen at highly competitive prices.

Our Industry and Market

The global hydrogen generation market size was valued at USD 141.3 billion in 2022 and expected to hit USD 219.8 billion by 2030, poised to grow at a noteworthy compound annual growth rate (CAGR) of 5.42% from 2022 to 2030. U.S. hydrogen generation market size was estimated at USD 17.5 billion in 2022.

Hydrogen and hydrogen-related energy sources are viable substitution opportunities for traditional fossil fuels. Hydrogen has unique capabilities and significant potential in any low carbon energy future due to its energy content and environmentally friendly energy release characteristics. The global market for Hydrogen is driven by several factors including:

Growing interest in Fuel Cell Vehicles

Increasing Use in Power Generation

Advancements in Hydrogen Storage Technology

Increasing Government Support for Clean Energy

Emergence of Green Hydrogen Production Technologies

Overall Hydrogen market is currently dominated by Petroleum Refinery with Ammonia Production a close second and Methanol Production third. However, looking to future growth it is the Transportation and Power Generation markets that are expected to experience the most growth.

Regional Insights

Regionally, Asia Pacific is estimated to be the fastest growing market owing to the rising demand for hydrogen power generation in countries like China and India. China is putting significant investment in fuel cell development. This will drive down the costs for fuel cells and if either the technology or product makes it way to North America and Europe it will accelerate Hydrogen demand. Moreover, rising government initiatives in the nations like India, Japan, and Australia to promote clean and green energy is boosting the market growth.

Green hydrogen projection is expected to be orders of magnitude growth over traditional grey hydrogen. This will be driven by hydrogen price, fuel cell prices, and storage improvements. Management expects that Green Hydrogen will have a growth rate an order of magnitude versus Blue – while Grey Hydrogen will decline in use as Blue and Grey reach price parity with Grey.

The two primary methods used to generate Green Hydrogen are Electrolysis and Pyrolysis. Electrolysis involves sending a current of electricity through water that then separate the H2 molecule and a diatomic oxygen molecule (i.e., “O2”). This electricity can come from the local electrical grid, a solar array, or a wind turbine.

The two major challenges to Electrolysis are where the electricity comes from and the availability of water to “split” since it is a consumable in the process. Electrolysis is energy intensive, requiring 54 kWh per H2 kg. In turn, electrolysis requires 10 liters (i.e., 2.3 gallons) of water per H2 kg. This is a 9 to 1 ratio between water required and hydrogen generated on a kg basis.

Importantly, if the electrolysis electricity comes from the local or regional grid there is also substantial greenhouse gas produced. In California, the major utility company Pacific Gas & Electric uses the value of 0.879 lbs. CO2 per kWh of delivered electricity.

Pyrolysis involves heating biomass – in the forms of forest waste, agricultural refuse, municipal solid waste, or energy grass – to a high temperate in an anerobic (i.e., “oxygen free”) environment that gasifies the biomass producing a hydrogen-rich syngas.

Challenges to Pyrolysis are generating and maintaining the high temperature required and biomass availability. Temperatures typically use for this thermochemical material separation are in the range of 800 to 1,100 C. Biomass can be in the form of forest waste, agricultural refuse, municipal solid waste, or specially grown energy grass.

Key comparison of Electrolysis vs Pyrolysis generally focuses on where the energy source is coming from for the former. If the local grid – with ever-increasing electrical prices per H2 kg – is used, then the Green Hydrogen produced is expensive and will only rise. Solar and Wind are renewable energy sources that dramatically reduce the price of the generated H2, but they are faced with the challenge of continuous availability – i.e., “the Sun doesn’t always shine, and the Wind doesn’t always blow”).

Opportunity - Problems

Green Hydrogen solves a myriad of problems the energy world is facing today, including:

Climate change mitigation: Green Hydrogen is considered a clean fuel because when it is combusted or used in fuel cells, the only byproduct is water vapor. It does not release greenhouse gases or contribute to climate change directly. By using Green Hydrogen as a substitute for fossil fuels in various sectors such as transportation and industry, it can help reduce carbon emissions and mitigate climate change.

Decarbonization of hard-to-abate sectors: Some sectors, such as heavy industry, aviation, and shipping, have limited options for reducing their carbon emissions using existing technologies. Green Hydrogen can provide a solution as it can be used as a feedstock or fuel in these sectors. By replacing fossil fuels with Green Hydrogen, these industries can transition to cleaner and more sustainable energy sources.

Energy storage and grid flexibility: Green Hydrogen can serve as a means of energy storage and grid flexibility, addressing the intermittent nature of renewable energy sources such as solar and wind power. Excess electricity generated from renewables can be used to produce hydrogen through electrolysis, storing the energy in the form of hydrogen. The stored hydrogen can then be converted back into electricity or used as a fuel when renewable energy generation is low or demand is high, thereby providing a reliable and flexible energy supply.

Energy independence and security: Hydrogen can be produced from diverse primary sources, including solar, wind, hydro, and biomass. By utilizing locally available renewable energy resources, countries can reduce their dependence on imported fossil fuels and enhance energy security. This can contribute to a more resilient and sustainable energy system.

Air pollution reduction: Green Hydrogen does not produce pollutants such as nitrogen oxides (NOx) and particulate matter during combustion. By replacing fossil fuels in transportation, heating, and industrial processes, Green Hydrogen can help reduce local air pollution, improving air quality and public health.

Technological advancements and economic opportunities: The development and widespread use of Green Hydrogen fuel can drive technological advancements and innovation. It can create economic opportunities, promote job growth in sectors such as renewable energy, electrolyzer manufacturing, and hydrogen infrastructure development. The scaling up of Green Hydrogen production can also lead to cost reductions, making it more economically competitive over time.

While Green Hydrogen holds significant promise, it's important to address challenges such as cost, infrastructure development, and large-scale production to fully realize its potential as a sustainable energy solution.

Opportunity – Solutions

The solution to decarbonizing the world economy lies in fuels that meet the following criteria:

Fossil-free

Economically sustainable

Perpetually renewable

Modular and support of distributed or stand-alone energy architectures

For all the reasons previously mentioned and more, Green Hydrogen represent a mandatory energy source for any future global decarbonizing energy portfolio.

Opportunity - Value Proposition

H2EG has significant value to its Customers – independent of the Hydrogen segment they operate in.

This value proposition includes:

Delivered Price – H2EG patented biomass-based, fossil-free pyrolysis process produces gaseous Green Hydrogen at a significantly lower cost than the alternative Green Hydrogen electrolysis process. H2EG Green Hydrogen cost is expected to be lower than what is produced through Electrolysis. U.S. Department of Energy estimates that Solar Photovoltaic based Electrolysis Hydrogen production costs approximately $6.09/kg – though some producers claim significantly lower numbers. U.S. Office of Energy Efficiency & Renewable Energy estimates that wind-to-hydrogen costs $3.74 a kilogram to $5.86 a kilogram unsubsidized

Reliability and Availability – though solar-based electrolysis Green Hydrogen has been decreasing the biggest advantages that H2EG – as a baseload solution – still enjoys: Reliability – biomass-based pyrolysis is not dependent on the variability of sun – e.g., rain, clouds, and inclement weather in general. Availability - biomass-based pyrolysis is not dependent on the 16+ hours when the sun doesn’t shine, it is 24 x 7 baseload energy

Location Flexibility and Footprint – since the H2EG process is delivered via modular and scalable facilities it can meet the ultimate objective of any renewable energy source and that is to “produce as close to consumption as possible.” Further, these microgrids can operate alone or be connected to create a highly resilient distributed electrical system.

Technical Efficiency - the H2EG process makes more efficient use of Biomass with over 12% of bone-dry biomass converted to Hydrogen.

Biomass Supply – Biomass has greater availability around the world then sun or wind and can be grown and delivered close to the consumption location. Biomass – in the form of forest waste, agricultural waste, municipal solid waste, or energy crops - represents a perpetually available energy source. In addition, if energy crops are grown for Green Hydrogen production, they represent a carbon negative element to the process by absorbing over 13 tons of CO2 per acre per year.

Life-Cycle Environmental Impact – the core of the H2EG process involves reactors made from stainless steel that can be reused after its estimated 20-year lifetime. As the solar farms of the 80’s and 90’s reaches their end of life there is a valid concern of what will happen to the photovoltaic panels? The answer for most is the landfill – reversing much of the reduced pollution they were part of during their active life. The International Renewable Energy Agency (“IRENA”) estimated that in 2016 there was about 250,000 metric tonnes of solar panel waste. IRENA further projected that by 2050 this number could reach 78 million metric tonnes.

Biomass-based High-Temperature Fast Pyrolysist has significant advantages over other methods of decarbonizing our global economy via Green Hydrogen.

Situation - Customers

Customers for Green Hydrogen can vary across different sectors and industries. Though H2EG is specifically targeting Heavy Truck Transportation in California as first project, here are some potential Customer segments for Green Hydrogen:

Transportation: Customers in the transportation sector can include vehicle manufacturers, fleet operators, and transportation companies. Green Hydrogen can be used as a fuel for fuel cell electric vehicles (FCEVs) and hydrogen-powered vehicles, such as cars, buses, trucks, and trains.

Industry and Manufacturing: Industrial customers may include companies in sectors such as steel, cement, chemicals, and refining. Green Hydrogen can be used as a feedstock or fuel in industrial processes, replacing fossil fuels. It can also be utilized for hydrogenation processes in industries like food processing, pharmaceuticals, and electronics manufacturing.

Power Generation and Grid Balancing: Utilities and power companies can be customers for Green Hydrogen. Hydrogen can be used in fuel cells to generate electricity, providing a clean and efficient power generation option. It can also be stored and used for grid balancing, helping to manage intermittent renewable energy sources and ensure grid stability.

Energy Storage: Customers in the energy storage sector can include grid operators, renewable energy developers, and energy storage companies. Green Hydrogen can be produced during periods of excess renewable energy generation and stored for later use. It can serve as a long-duration energy storage solution, providing a means to store and release energy when needed.

Heat and Building Sector: Green Hydrogen can be used for heating applications in residential, commercial, and industrial buildings. Customers in this sector may include building developers, heating equipment manufacturers, and district heating operators. Hydrogen can be used as a low-carbon alternative for heating and can be combined with fuel cells for combined heat and power (CHP) applications.

Energy Export: Countries or regions with abundant renewable energy resources can produce Green Hydrogen and export it to regions with limited renewable energy potential. This can be done through hydrogen pipelines, liquefied hydrogen transport, or shipping. Customers can include energy importers, countries aiming to diversify their energy sources, and hydrogen importers.

Research and Development: Academic institutions, research organizations, and technology developers can be customers for Green Hydrogen in terms of conducting research, developing new technologies, and advancing the knowledge and understanding of hydrogen-related applications.

It's important to note that the development and adoption of the Green Hydrogen marketplace is still in progress, and the specific customer landscape will likely evolve as the industry matures and more applications for Green Hydrogen emerge.

Specific Green Hydrogen Customers H2EG is seeking currently include:

Heavy Transport OEMS – heavy transport OEMs since in some cases they are “guaranteeing” hydrogen availability as part of the sale to their Customers.

Heavy Transport Companies – virtually every trucking company is looking for ways to reduce GHG by transitioning to renewable energy – and this is Hydrogen. First project is California for reasons mentioned prior. Simply put, there is no other Heavy Transport fuel option to Green Hydrogen to meet newly enacted regulations. Heavy Transport OEMs recognize this reality, and all have a priority focus on meeting the newly emerging demand for Green Hydrogen in California.

Strategic implications

Green Hydrogen is viewed as an increasingly important decarbonizing energy source.

Customers are across a broad range of markets, and all find it appealing though some – like Heavy Transport – have been faced with Green Hydrogen as a “must have” versus a “nice to have.”

Our Competitors

Green Hydrogen competes with various energy sources and technologies that aim to address similar energy and sustainability challenges. Here are some of the indirect and direct competitors or alternative options to Green Hydrogen:

Fossil Fuels: Conventional fossil fuels like coal, oil, and natural gas are the dominant sources of energy globally. They provide a well-established and relatively inexpensive energy source, although they have significant environmental drawbacks due to greenhouse gas emissions and air pollution.

Renewable Energy Sources: Renewable energy sources such as solar power, wind power, and hydropower compete with Green Hydrogen as alternative clean energy options. These sources generate electricity directly and can be more efficient in certain applications, particularly in regions with abundant renewable resources.

Alternative Hydrogen Sources: Blue Hydrogen is seen by some as carbon neutral because of the sequestration. However, recent legislation has gone against viewing Blue Hydrogen as a true renewable energy source.

Battery Electric Vehicles (BEVs): Battery electric vehicles, powered by rechargeable batteries, compete with hydrogen fuel cell electric vehicles (FCEVs) in the transportation sector. BEVs have gained significant market share, and advancements in battery technology have improved their range and charging infrastructure.

Biofuels: Biofuels, such as biodiesel and bioethanol, are produced from renewable organic materials such as agricultural crops and waste biomass. They are used as alternatives to fossil fuels in transportation and can compete with Green Hydrogen, especially in sectors like aviation and shipping.

Direct Electrification: In some applications, direct electrification may be a competing option to Green Hydrogen. Instead of converting electricity into hydrogen, it can be used directly for various applications, such as electric heating, electric vehicles, and electric industrial processes.

Energy Storage Technologies: Various energy storage technologies, such as lithium-ion batteries, pumped hydro storage, and advanced flow batteries, can compete with hydrogen as means of storing and releasing renewable energy. These technologies offer different storage capacities, efficiencies, and applications.

Other Low-Carbon Technologies: Low-carbon technologies like carbon capture and storage (CCS) and carbon capture, utilization, and storage (CCUS) aim to reduce greenhouse gas emissions from fossil fuel-based energy sources. These technologies can be seen as competitors to Green Hydrogen, particularly in sectors where CCS/CCUS can be integrated.

It's worth noting that these alternatives and competitors may vary in their suitability and competitiveness depending on specific applications, geographical location, infrastructure availability, policy support, and other factors. The energy landscape is evolving rapidly, and different solutions may be more suitable for different contexts and sectors.

At this point, H2EG views Electrolysis-based Green Hydrogen as the primary direct competitor. Several competitors have been identified based on core hydrogen-production technology:

Electrolysis process

Plug Power

ITM Power

NEL Hydrogen

Nedstack

Accelera (Cummins)

Pyrolysis process

Raven

Mote

Monolith

Our Growth Strategies

Fossil-free, carbon negative green energy is critical to an environmentally friendly future. Green Hydrogen will play a critical, if not the most important role in a Green Energy future.

H2 Energy Group mission is to provide the lowest cost Green Hydrogen in the marketplace. Our pyrolysis-based Green Hydrogen will be economically sustainable, perpetually renewable, and increasingly reliable. It will be delivered via modular and scalable solutions supporting both stand-alone and distributed energy architectures.

The Company strategy is based on the following marketplace assumptions:

Green Hydrogen is a critical part of any future Green Energy portfolio and is on the verge of significant growth. Biomass-based Green Hydrogen offers benefits over current methods of Green Hydrogen production that have limitations in base load, electricity requirements, and water consumption.

H2EG Green Hydrogen process is uniquely competitive in its combination of:

Economic Sustainability – Lowest cost defensible Green Hydrogen cost structure

Biomass Supply Chain – based on multiple environmentally friendly perpetual energy sources

Modularity and Flexibility – allows for distributed reliability and scalability

Baseload Power – not subject to wind or solar vagaries, operates 24 x 7

Technical Advantage – production cost 3x less than grid-based electrolysis. H2EG pyrolysis process is proprietary

Self-Powered Solution – operates independent of grid in distributed or stand-alone modes

Negative Carbon Index – qualify for all subsidies although subsidies/tax credits are not required for cost competitiveness.

Initial focus is Green Hydrogen fuel for Heavy Transport in the State of California.

This heavy transport focus represents the best initial opportunity for the following reasons:

The State of California has mandated the elimination of diesel-powered Heavy Transport (i.e., Class 6-8) by 2035 with projections of 100,000 in 2030 and 300,000 in 2035. This is driven by the significant emissions generated by diesel trucks. Note, each Heavy Truck will use approximately 60 kgs of hydrogen per day.

Consider the amount of CO2 generated by diesel Heavy Transport along the 1,250 miles (~2,000 km) of Interstate I-5 from Carlsbad, CA to Everett, WA

The 1,250 miles of I-5 Corridor (i.e., with 550 miles traversing through urban areas) experiences average daily traffic of 71,000 vehicles with a maximum of 300,000. Of this, truck transportation is 10,000 trucks/day with a maximum exceeding 35,000.

If only concentrate on the 10,000 trucks per day with an average of 500 miles driven per day, then there are 5,000,000 truck-miles driven along the I-5 Corridor every day.

According to the Environmental Defense Fund transportation trucks emit 161.8 grams of CO2 per ton-mile.

Given this factor, and assuming only a 75% average load of freight trucks along the I-5 Corridor then the amount of CO2 emitted daily is over 40 million pounds! This represents over 7.3 million tons of CO2 per year - just along the Interstate I-5 Corridor!

Specific to H2EG initial market – California Hydrogen-Based FCEV Heavy Truck – it is expected that this market will grow exponentially based heavily on California restrictions on diesel engine heavy trucks. California expects to have 100,000 FCEV heavy trucks by 2030. This equates to an annual market size of over 2.2 billion kgs or 2.5 million English tons of hydrogen in California alone

While representing only two percent of vehicles on California roads, the hundreds of thousands of trucks that sustain the California economy generate more than three percent of its particulate emissions, nine percent of the State’s greenhouse gas emissions, and 32 percent of its nitrogen oxides.

EV technology has been determined to be ineffective as a power system for Heavy Transport because of:

Long fueling times - using an AC On-board charger (43 kW) it requires around ten hours to charge the battery from empty to full. Using a DC charger (max 250 kW) this can be reduced to just two hours - though there are efforts underway to reduce this to 30 minutes. Still, when Heavy Transport makes money by time this is a significant disadvantage.

Inaccessability – no grid connection in rural areas

Battery weight – typical Class 8 EV Heavy Truck requires over 4 tons of batteries – significantly more than the current Diesel engine. This reduces carrying capacity and increases freight costs

Consequently, Fuel Cell Electric Vehicles (“FCEV” or “Hydrogen Trucks”) represent the one of the viable alternatives for transforming Heavy Transport to carbon-neutral/negative status

Business Model

The Company currently focuses on partnerships where the Partner provides funding and local relationships while H2EG provides an integrated suite of technologies and operational expertise. This is conducted under a Net Income Share (i.e., royalties) entitling H2EG to a percentage of the Net Income of the operating entity.

This current Business Model is open to evolution as opportunities present themselves. The advantage of this model – currently – is the following:

Allows for different type of operating models – not constrained by a single approach – allowing growth flexibility.

Allows headquarter personnel to deal with multiple projects leveraging expertise bandwidth.

OPEX at project level allows each project to be evaluated on its own merit and reduces risk at holding level.

Provides for high profit margins at corporate level.

Facilitates global growth by dealing with country-specific.

Governmental Regulation

Our business is impacted by federal, state and local laws and other regulations relating to the energy sector.

In addition, our customers are impacted by laws and regulations relating to energy sector. These regulations are subject to change, and new regulations may curtail or eliminate our customers’ activities in certain areas where we currently operate. We cannot determine the extent to which new legislation may impact our customers’ activity levels, and ultimately, the demand for our services.

Government initiatives can stimulate demand by setting hydrogen consumption targets in various industries or implementing hydrogen-friendly regulations (e.g., mandates for hydrogen use in specific sectors). Mandates such as California banning diesel internal combustion engines (“ICE”) after 2035 are accelerating this demand.

Our Company and our products are subject to various federal, provincial, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Emissions of SOx and NOx from our power plants are substantially lower than conventional combustion-based generating stations and are far below existing and proposed regulatory limits. The primary emissions from our power plants, assuming no cogeneration application, are humid flue gas that is discharged at temperatures of 700-800° F, water that is discharged at temperatures of 10-20° F above ambient air temperatures, and CO2 in per-kW hour amounts that are, due to the high efficiency of fuel cells, significantly less than conventional fossil fuel central generation power plants. Depending on the jurisdiction, whether our plants require water discharge permits is dependent upon whether the discharge is directed to a storm drain or wastewater system.

Various states and municipalities in the U.S. have adopted programs for which our products qualify, including programs supporting self-generation, clean air power generation, combined heat and power applications, carbon reduction, grid resiliency/microgrids, energy storage and utility ownership of fuel cell projects.

At the federal level, the passage of the Bipartisan Infrastructure Bill of 2021 and the Inflation Reduction Act of 2022 are expected to have a major impact on the US hydrogen market. The Bipartisan Infrastructure Bill allocated over $8 billion for hydrogen-related activity and research, including a hydrogen “HUBs” initiative to be administered by the DOE. In October 2023, the Biden-Harris administration announced that seven Hydrogen Hub projects were selected for award negotiations with the potential to receive up to an aggregate of $7 billion of funding.

The Inflation Reduction Act, or “IRA,” was signed into law in August 2022, marking a major investment by the U.S. federal government into a broad spectrum of renewable energy technologies by recasting existing investment and production tax credits and creating new credits for zero-emission technology. The IRA extended the existing Internal Revenue Code (“IRC”) Section 48 investment tax credit, through 2024 and introduces new prevailing wage conditions required to be eligible for the full credit value. We believe our Company could benefit from changes to the production tax credit pursuant to the new investment tax credit pursuant to IRC Section 48E for zero emission energy property, which will succeed the existing Section 48 investment tax credit, and the IRC Section 45V production tax credit for hydrogen. This new production credit offers up to $3.00 per kilogram of hydrogen produced if the hydrogen is considered zero carbon and if the hydrogen generation project conforms with prevailing wage and apprenticeship requirements. We expect that this incentive for zero carbon will result in increased demand for commercial solutions to hydrogen production technology, such as our True Green Hydrogen. Based on the current guidance made available by the IRS and U.S. Treasury Department, we believe that our Company is well positioned to take advantage of these provisions.

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

Employees

We have six full-time employees as of May 15, 2024. We believe that our relationships with our employees are satisfactory, and we enjoy low turnover. We support diversity in our workforce and are committed to safety in the workplace and compliance with applicable regulatory and legal requirements. We utilize the services of independent contractors to perform various daily operational and administrative duties.

Seasonal Trends

We have not experienced and do not expect to experience seasonal trends in future business operations.

Our Corporate History

Our Company was organized under the laws of the State of Nevada on January 7, 1982 under the name All Things Inc. On March 21, 1985, our Company’s name was changed to New Environmental Technologies Corporation. On April 28, 2003, our Company’s name was changed to Victory Capital Holdings Corporation. On May 3, 2006, our Company’s name was changed to Victory Energy Corporation. On May 29, 2018, our Company’s name was changed to Victory Oilfield Tech, Inc. On January 11, 2024 our name was changed to Victory Clean Energy Inc.

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

On January 1, 2024, Victory completed a merger agreement with H2 Energy Group Inc., a Delaware corporation (“H2EG”) (the “Merger”). As a result of the Merger, a change in control of Victory occurred, and H2EG became a wholly owned subsidiary of Victory.

On January 1, 2024, we entered into an agreement with Flagstaff International, LLC under which Flagstaff will commit to invest $4,000,000 in Victory in exchange for Victory Preferred Stock and the transfer to Pro-Tech Holdings of all equity interests held by Victory in Pro-Tech Hardbanding Services, Inc.

On January 1, 2024, Victory completed the sale of Pro-Tech to Flagstaff International, LLC, a Delaware limited liability company.

Item 1A. Risk Factors

No disclosure required

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is aligned to the Company's business strategy. It shares common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

● risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;

● a security team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;

● the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security procedures;

● training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and procedures;

● a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

● a third-party risk management process for service providers, suppliers, and vendors.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents.

Cybersecurity Governance

The Board regularly receives reports from our executive officers and third parties on cybersecurity matters. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.

Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. These individuals’ expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. They are informed by their respective cybersecurity teams and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

Item 2. Properties

We do not currently have dedicated facilities for operations. Our 14425 Falcon Head Blvd Bldg. E Ste 100 Austin TX 78738 is a shared office facility and we utilize the personal offices of our executive team as needed. When business needs require additional office and other facilities the Company will seek a suitable solution.

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

On December 9, 2010, our Company was granted an interlocutory Default Judgment against Defendants Jim Dial, 1st Texas Natural Gas Company, Inc., Universal Energy Resources, Inc., Grifco International, Inc., and Precision Drilling & Exploration, Inc. The total judgment amounted to approximately $17,183,987. Final Judgment affirming the December 9, 2010 award was entered on March 18, 2021.

On October 20, 2011, Defendant Remuda filed a Motion to Consolidate and a Counterclaim against our Company. The Remuda case was severed on March 18, 2021 and dismissed on August 22, 2022.

There was no further activity related to this case during the year ended December 31, 2023.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Pink Market operated by OTC Markets Group under the symbol “VYEY.” The following table sets forth the high and low bid information for each quarter for the years ended December 31, 2023 and 2022. Since May 20, 2019 the high and low bid price data for our common stock are reported by the OTC Pink Market. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

The quotation of our common stock on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have an adverse impact on our ability to raise capital in the future.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low
2022	First Quarter	$0.51	$0.16
	Second Quarter	$0.48	$0.20
	Third Quarter	$0.44	$0.22
	Fourth Quarter	$0.44	$0.17
2023	First Quarter	$0.20	$0.18
	Second Quarter	$0.19	$0.18
	Third Quarter	$0.82	$0.19
	Fourth Quarter	$1.00	$0.36

Holders

On December 31, 2023, there were approximately 1,424 holders of record of our common stock. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any securities during the 2023 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Purchases of Equity Securities

We did not purchase any of our own common stock during 2023 or 2022.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Victory Oilfield Tech, Inc. MD&A and is presented in the following seven sections:

●	Cautionary Information about Forward-Looking Statements;
●	Business Overview;
●	Results of Operations;
●	Liquidity and Capital Resources;
●	Critical Accounting Policies and Estimates;
●	Recently Adopted Accounting Standards; and
●	Recently Issued Accounting Standards.

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheets as of December 31, 2023 and 2022 and our audited consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes thereto.

In MD&A, we use “we,” “our,” “us,” “Victory” and “the Company” to refer to Victory Oilfield Tech. and its wholly owned subsidiary, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2024 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2023 consolidated financial statements, we have suffered recurring losses from operations which raises substantial doubt about our ability to continue as a going concern.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. In particular, the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” variations of such words, and other similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in Item 1A “Risk Factors” and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

●	continued operating losses;
●	adverse developments in economic conditions and, particularly, in conditions in the alternate energy industry;
●	volatility in the capital, credit and commodities markets;
●	our inability to successfully execute on our growth strategy;
●	the competitive nature of our industry;
●	price increases or business interruptions in our supply of raw materials;
●	failure to develop and market new products and manage product life cycles;
●	business disruptions, security threats and security breaches, including security risks to our information technology systems;
●	terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises that may materially adversely affect our business, financial condition and results of operations;
●	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;
●	risks associated with protecting data privacy;
●	litigation and other commitments and contingencies;
●	ability to recruit and retain the experienced and skilled personnel we need to compete;
●	delays in obtaining permits by our future customers or acquisition targets for their operations;
●	our ability to protect and enforce intellectual property rights;
●	intellectual property infringement suits against us by third parties;
●	our ability to realize the anticipated benefits of any acquisitions and divestitures;
●	risk that the insurance we maintain may not fully cover all potential exposures;
●	risks associated with changes in tax rates or regulations, including unexpected impacts of the new U.S. TCJA legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;
●	risks associated with geopolitical instability, including the conflict between Russia and Ukraine, the conflicts in the Middle East, and growing tensions between U.S. and China and neighboring regions;
●	our ability to obtain additional capital on commercially reasonable terms may be limited;
●	any statements of belief and any statements of assumptions underlying any of the foregoing;
●	other factors disclosed in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission;
●	and other factors beyond our control.

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

BUSINESS OVERVIEW

General

Victory Clean Energy, Inc. is a Green Hydrogen energy company dedicated to developing and implementing clean, sustainable low-cost energy solutions with applications across various industries, including transportation, power generation, and industrial processes. We believe the Company's innovative TrueGreen Hydrogen™ production solutions will provide clean, reliable, and cost-effective energy sources to a diverse range of clients. We believe TrueGreen Hydrogen™ positions the Company as a formidable force in the low-cost Green Hydrogen sector, focusing on decarbonization in heavy transportation and industrial Hydrogen markets. Victory Clean Energy is dedicated to shaping a sustainable and cleaner future for industries and communities worldwide.

Our technology offers a viable alternative to traditional fossil fuels, with applications across various industries, including transportation, power generation, and industrial processes.

Recent Developments

On January 1, 2024, Victory completed a merger agreement with H2 Energy Group Inc., a Delaware corporation (“H2EG”) (the “Merger”). As a result of the Merger, a change in control of Victory occurred, and H2EG became a wholly owned subsidiary of Victory.

On January 1, 2024, we entered into an agreement with Flagstaff International, LLC under which Flagstaff will commit to invest $4,000,000 in Victory in exchange for Victory Convertible Preferred Stock and the transfer to Pro-Tech Holdings of all equity interests held by Victory in Pro-Tech Hardbanding Services, Inc.

On January 1, 2024, Victory completed the sale of Pro-Tech to Flagstaff International, LLC, a Delaware limited liability company.

Factors Affecting our Operating Results

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items. The discussion in this section primarily relates to the operations of Pro-Tech Hardbanding and the included financial statements for those operations. Those operations were discontinued effective January 1, 2024 and the operations going forward will be those of our subsidiary, H2 Energy Group Inc.

Total revenue

Through December 31, 2023, we generated revenue from hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars and grinding services.

Our revenues during 2023 and 2022 generally impacted by the following factors:

●	our ability to successfully develop and launch new solutions and services

●	changes in buying habits of our customers

●	changes in the level of competition faced by our products

●	domestic drilling activity and spending by the oil and natural gas industry in the United States

Effective January 1, 2024, our operating subsidiary H2 Energy Group Inc. is pre-revenue and is in the process of launching its first revenue generating projects.

Total cost of revenue

Through December 31, 2023, the costs associated with generating our revenue fluctuated because of changes in sales volumes, average selling prices, product mix, and changes in the price of raw materials and consist primarily of the following:

●	hardbanding production materials purchases

●	hardbanding supplies

●	labor

●	depreciation expense for hardbanding equipment

●	field expenses

Beginning January 1, 2024, the costs associated with generating our revenue will be determined when our first operational hydrogen project commences.

Selling, general and administrative expenses (“SG&A”)

Our selling, general and administrative expense consist of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

●	compensation and benefit costs for management, sales personnel and administrative staff, which includes share-based compensation expense

●	legal fees, accounting fees, consulting fees and insurance expenses.

These expenses did not, and are not expected to, materially increase or decrease directly with changes in total revenue.

Depreciation and amortization

Through December 31, 2023, depreciation and amortization expenses consist of amortization of intangible assets, depreciation of property, plant and equipment, net of depreciation of hardbanding equipment which is reported in Total cost of revenue. Effective January 1, 2024, depreciation and amortization expenses consist of amortization of intangible assets, and depreciation of property, plant and equipment.

Interest expense

Interest expense, net consists primary of interest expense and loan fees on borrowings as well as amortization of debt issuance costs and debt discounts, as applicable, associated with our indebtedness.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results of operations summarized and analyzed below will not reflect what will occur in the future, primarily as a result of the Merger and the sale of Pro-Tech.

	For the Years Ended December 31,
	2023	2022	Change	Percentage Change
Total revenue	$—	—	—	0%

Total cost of revenue	—	—	—	0%

Gross profit	—	—	—	0%

Operating expenses
Selling, general and administrative	804,435	437,773	366,662	84%
Total operating expenses	804,435	437,773	366,662	84%
Loss from operations	(804,435)	(437,773)	(366,662)	84%
Other income (expense)
Other income	248,641	120,000	128,641	107%
Interest expense	(27,758)	(17,659)	(10,099)	57%
Total other income (expense)	220,883	102,341	118,542	116%
Loss from continuing operations	(583,552)	(335,432)	(248,120)	74%
Discontinued operations
Gain from operations of discontinued operations	44,849	13,948	30,901	222%
Total discontinued operations	44,849	13,948	30,901	222%
Loss before tax benefit (expense)	(538,703)	(321,484)	(217,219)	68%
Tax expense	—	—	—	0%
Loss applicable to common stockholders	(538,703)	(321,484)	(217,219)	68%

Total Revenue

None.

Total Cost of Revenue

None.

Selling, general and administrative

Selling, general and administrative expenses increased by $366,662 or 84%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022 as a result of accounting and audit fees related to the audit for the year ended December 31, 2022 in addition to an increase in legal fees associated with the merger. These increases were partially offset by decreases in insurance and consulting expenses.

Loss from Operations

We reported a loss from operations for the year ended December 31, 2023 of $(804,435), which was $366,662 higher than the loss from operations of $(437,773) for the year ended December 31, 2022 due primarily to the decrease in selling, general and administrative described above.

Other income

Other income for the year ended December 31, 2023 was $248,641 and is primarily attributable to partial forgiveness of our PPP loan. See Note 8, Notes Payable, to the consolidated financial statements for more information. We reported other income of $120,000 in the year ended December 31, 2022 attributable to interest on a refund of federal payroll taxes as a result of provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021).

Interest expense

Interest expense increased by $10,099, or 57%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The overall increase resulted from increased borrowing on the New VPEG Note and the Arvest Loan. See Note 8, Notes Payable, to the consolidated financial statements for more information.

Discontinued operations

Gain from operations of discontinued operations increased by $30,901, or 222% as compared to the year ended December 31, 2022.

Tax benefit (expense)

None.

Loss Applicable to Common Stockholders

As a result of the foregoing, loss applicable to common stockholders for the year ended December 31, 2023 was $(538,703), or $(0.02) per share, compared to a loss applicable to common stockholders of $(321,484), or $(0.01) per share, for the year ended December 31, 2022 on weighted average shares of 28,129,338 and 28,037,713 in each of the respective periods.

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

We anticipate that operating losses will continue in the near term as we integrate the operations of H2EG. We intend to meet near-term obligations with private placement offerings

In addition to the commitment of $4,000,000 from Flagstaff, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, which we believe will enable us to execute our recapitalization and growth plan involving the use of proprietary technology to produce low-cost Green Hydrogen from a wide variety of biomass sources.

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

Capital Resources

During the years ended December 31, 2023, we obtained $152,000 from VPEG through the New VPEG Note. On September 3, 2021, we and VPEG entered into an amendment to the New Debt Agreement (the “Third Amendment”), pursuant to which the parties agreed to increase the loan amount to up to $4,000,000 to cover future working capital needs.

As of the date of this Annual Report on Form 10-K and for the foreseeable future, we expect to cover operating shortfalls, if any, with new sources of funding while we enact our strategy to produce low cost Green Hydrogen from sustainable and renewable woody biomass. As of December 31, 2023, we had raised $1,087,000 in a convertible notes offering.

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs. We believe that material cash requirements for operating expenditures in excess of cash provided by operations may range from $200,000 per month to $300,000 per month during the twelve months following December 31, 2023.

Convertible Notes Payable

In August, 2023, we authorized the issuance of a series of 5% Convertible Promissory Notes with an aggregate principal of up to $5,000,000 (the “Convertible Notes Payable”). Between August 11, 2023 and December 19, 2023, we issued $1,087,000 of Convertible Notes Payable. Upon completion of the Merger involving H2EG, on January 1, 2024, the outstanding principal amount (but not any accrued interest thereon) of the Convertible Notes Payable converted to shares of our common stock. The conversion price was equal to the quotient resulting from dividing $28,333,333 by the number of outstanding shares of our common stock issued and outstanding immediately after the consummation of the Merger. All unpaid interest and principal is due and payable upon request of the majority holders on or after the six-month anniversary of the date of each of the Convertible Notes Payable. Subsequent to the period ended December 31, 2023, the company issued an additional $145,000 of Convertible Notes Payable.

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

Cash Flow

The following table provides detailed information about our net cash flows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Cash flows from continuing operations
Net change in operating activities from continuing operations	$(199,374)	$(294,709)
Net change in investing activities from continuing operations	(983,000)	—
Net change financing activities from continuing operations	1,164,691	167,200
Net change in cash and cash equivalents from continuing operations	(17,683)	(127,509)
Cash flows from discontinuing operations
Net change in operating activities from discontinuing operations	51,451	172,426
Net change in investing activities from discontinuing operations	—	(70,992)
Net change financing activities from discontinuing operations	22,538	23,359
Net change in cash and cash equivalents from discontinuing operations	73,989	124,793
Net change in cash and cash equivalents	56,306	(2,716)
Cash and cash equivalents at beginning of period	10,155	12,871
Net change in cash and cash equivalents from continuing operations	$66,461	$10,155

Net change in operating activities from continuing operations for the year ended December 31, 2023 was $(199,374). Net loss adjusted for non-cash items (depreciation and amortization) used cash of $349,623. Changes in operating assets and liabilities provided cash of $149,547. Cash was provided by increases in accounts payable and accrued and other short-term liabilities, and decreases in inventory. These changes were partially offset by cash used by an increase in accounts receivable.

This compares to net change in operating activities from continuing operations for the year ended December 31, 2022 of $(294,709). Net loss adjusted for non-cash items (depreciation and amortization) used cash of $157,433. Changes in operating assets and liabilities provided cash of $58,594. The most significant uses of cash were increases in prepaid and other current assets and inventory due to purchases, as well as an increase in accounts receivable. These changes were offset by cash provided by increases in accrued and other short-term liabilities and accounts payable.

Net change in investing activities from continuing operations for the year ended December 31, 2023 was $(983,000) as a result of investment in notes receivable. This compares to $0 of net change in investing activities from continuing operations for the year ended December 31, 2022.

Net change in financing activities from continuing operations for the year ended December 31, 2023 was $1,164,691 and resulted from debt financing proceeds from convertible promissory notes payable of $1,087,000, proceeds from the New VPEG Note of $137,500, proceeds from the Arvest Loan credit line of $20,000, net of payments on advance from shareholder of $52,100 and vehicle loan repayments of $5864. This compares to $167,200 in Net change in financing activities from continuing operations during the year ended December 31, 2022 resulting from debt financing proceeds from affiliates and a new vehicle loan, net of vehicle loan repayments. See Note 7, Convertible Notes Payable, Note 8, Notes Payable, and Note 13, Related Party Transactions, to the consolidated financial statements, for more information regarding our financing activities.

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

●	Goodwill and other intangible assets
●	Revenue recognition

In addition, please refer to Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements for further discussion of our significant accounting policies.

Cash and Cash Equivalents:

We consider all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. We had no cash equivalents at December 31, 2023 and 2022.

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

At December 31, 2023 and 2022, the carrying value of our financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 has been recorded at each of December 31, 2023 and 2022, respectively. We suffered no losses from uncollected accounts receivable in 2023 or 2022. Additional allowances may be required in the future.

As of December 31, 2023 and 2022, two and three customers comprised 70% and 78.2% of our gross accounts receivables, respectively. For the years ended December 31, 2023 and 2022, four and three customers comprised 70% and 52.7%, respectively, of our total revenues.

Inventory

Our inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the years ended December 31, 2023 or 2022.

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

For the years ended December 31, 2023 and 2022, all of our revenue was recognized from contracts with oilfield operators, and we did not recognize impairment losses on any receivables or contract assets.

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

Share-Based Compensation

From time to time we may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, we calculate share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period, which in the case of third party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations. See Note 10, Warrants for Stock, and Note 11, Stock Options to the consolidated financial statements, for further information.

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

Earnings per Share:

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2023 and 2022, respectively. The weighted average number of common shares outstanding was 28,129,338 and 28,037,713 at December 31, 2023 and 2022, respectively. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the exercise prices of these instruments outstanding, all potentially dilutive common stock equivalents are considered anti-dilutive.

The following table outlines outstanding common stock shares and common stock equivalents:

	Years Ended December 31,
	2023	2022
Common Stock Shares Outstanding	28,591,593	28,037,713
Common Stock Equivalents Outstanding
Warrants	291	2,257,294
Stock Options	211,186	211,186
Total Common Stock Equivalents Outstanding	211,477	2,468,480

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. We adopted ASU 2016-13 effective January 1, 2023. The adoption of ASU 2016-13 had no material impact on our consolidated financial statements.

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities – Supplier Finance Programs." The ASU codifies disclosure requirements for supplier financing programs. The new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We adopted ASU 2016-13 effective January 1, 2023. The adoption of ASU 2016-13 had no material impact on its consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and principal financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2023, our internal control over financial reporting was not effective due to the following material weaknesses.

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

Except for the identified material weaknesses, there was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers Prior to January 1, 2024

Set forth below is biographical information for each of our directors and executive officers prior to the closing of the Merger on January 1, 2024.

NAME	AGE	POSITION
Kevin DeLeon	56	Chief Executive Officer, President, Principal Financial and Accounting Officer and Director
Ronald W. Zamber	61	Chairman of the Board of Directors
Robert Grenley	65	Director
Ricardo A. Salas	59	Director

Kevin DeLeon. Mr. DeLeon has served as a member of our Board of Directors since August 21, 2017. He has served as a General Partner and Director of Corporate Strategy for Visionary Private Equity Group I, LP, a private equity firm that invests in early stage, high growth companies, since 2015. Mr. DeLeon has spent more than twenty-five years in global finance, both on the buy and sell side, in New York, London, and Tokyo. For the past decade, his focus has been in natural resources, most recently as Senior Advisor to our Company since February, 2015. Prior to joining our Company, he served in the same capacity at Miller Energy, a NYSE-listed Alaska focused oil and gas exploration and production company, from June 2013 to February 2015. At Miller, Mr. DeLeon was responsible for overseeing corporate strategy, with particular focus on financing the company’s drilling program and acquisitions, as well as investor relations and corporate governance. Prior to Miller, Mr. DeLeon spent approximately six years spearheading the U.S. operations for a boutique U.K. investment bank, with a strong focus in E&P and metals & mining. Early in his career, he worked for Yamaichi, one of the Big Four Japanese securities houses, where he received the Chairman’s award for his consistent revenue contributions. Mr. DeLeon was also a founding partner of Bracken Partners, a London-based corporate finance advisory and fund management firm with particular focus on the U.K. private equity markets. He has served as both a senior executive and non-executive director of numerous public and private U.K. and U.S. companies. Mr. DeLeon is a 1990 graduate of Yale University, with a B.A in Economics. Mr. DeLeon was selected to serve on our Board of Directors due to his extensive global finance experience.

Ronald W. Zamber, M.D. Dr. Zamber has served as a member of our Board of Directors since January 24, 2009. Dr. Zamber is founder, Managing Director and Chairman of Visionary Private Equity Group I, LP since 2010, and a Managing Director of Navitus since 2011, Navitus Partners since 2011 and James Capital Energy since 2007. He brings more than 20 years of experience in corporate management and business development extending across the public, private and non-profit arenas. Dr. Zamber has helped build profitable companies in healthcare, private and public petroleum E&P, consumer products and Internet technology industries. Dr. Zamber is a Board-Certified Ophthalmologist and founder of International Vision Quest, a non-profit organization that performs humanitarian medical and surgical missions, builds water treatment facilities and supports food delivery programs to impoverished communities around the world. He has served as an examiner with the American Board of Ophthalmologists and Secretariat for State Affairs with the American Academy of Ophthalmology. Dr. Zamber is the 2009 recipient of Notre Dame’s prestigious Harvey Foster Humanitarian Award. He now serves on the advisory board of Feed My Starving Children, one of the highest rated and fastest growing charities in the country. Dr. Zamber received his Bachelor’s degree with high honors from the University of Notre Dame and his medical degree with honors from the University of Washington. Dr. Zamber was selected to serve on our Board of Directors due to his over 20 years of experience in corporate management and business development extending across the public, private and non-profit arenas.

Robert Grenley. Mr. Grenley has served as a member of our Board of Directors since June 1, 2010. Mr. Grenley has over 25 years of experience in financial management, business development and entrepreneurial experience. This financial experience includes 12 years managing early-stage organizations with equity capital. Mr. Grenley’s broader financial management experience includes over 10 years of direct portfolio management and investment expertise including common and preferred stock, stock options, corporate and municipal bonds as well as syndicated investments and private placements. Recently, Mr. Grenley has been associated with the Visionary Private Equity Group I, LP since 2012, and is currently its Director of Capital Development, as well as the Chief Financial Officer of the Visionary Media Group, a wholly owned subsidiary. Mr. Grenley served as the Chief Financial Officer of POP Gourmet, a fast-growing Seattle-based snack food company, since early 2013, where he was responsible for the creation, production, and execution of POP Gourmet’s first equity financing ($2.5 million in 2013), its second equity financing ($8.5 million in 2015), and its first credit facility ($2 million in 2015). As the company has matured, it has been able to attract a consumer product group specialist as Chief Financial Officer, and Mr. Grenley currently retains the Director, Corporate Finance title, focusing on credit facilities, investor relations, and other related matters. Mr. Grenley holds a BA in Economics from Duke University. Mr. Grenley was selected to serve on our Board of Directors due to his over 25 years of experience in financial management, business development and entrepreneurial experience.

Ricardo A. Salas. Mr. Salas has served as a member of our Board of Directors since August 21, 2017. Between 2008 and 2015, Mr. Salas served as Executive Vice President and a Director of Liquidmetal Technologies, Inc., a pioneer in developing and commercializing a family of amorphous metal alloys. In 2001, he founded and became CEO of iLIANT Corporation, a health care information technology and outsourcing service provider. Following iLIANT’s merger with MED3000 Group, Inc., he continued to serve as a Director of MED3000 Group, Inc. and on its Special Committee leading up to its sale to McKesson Corporation in December of 2012. He served as a Director of Advantum Health, a private equity backed healthcare IT enabled services company from 2017 to 2023. Mr. Salas received an Economics degree from Harvard College in 1986. Mr. Salas was selected to serve on our Board of Directors due to his extensive management experience.

Effective January 1, 2024, Ronald W. Zamber, Robert Grenley and Ricardo A. Salas resigned from the Board in connection with the closing of the Merger.

Directors and Officers as of January 1, 2024

One of our directors prior to January 1, 2024, Kevin DeLeon, continued to serve on our Board following the closing of the Merger; however, effective January 1, 2024 and in connection with the closing of the Merger, Mr. DeLeon resigned as our Chief Executive Officer, President, and Principal Financial and Accounting Officer. Christopher Headrick, James McGinley, Neil Goulden have been appointed to our Board effective January 1, 2024 in connection with the closing of the Merger.

Set forth below is biographical information for each of our directors and executive officers.

NAME	AGE	POSITION
Christopher Headrick	60	Executive Chairman
James McGinley	68	Chief Executive Officer, President, and Director
Neil Goulden	63	Chief Administrative Officer, Treasurer, Secretary, and Director
Paul Powers	64	Chief Development Officer
Don Turner	67	Chief Operating Officer
Kevin DeLeon	56	Director

The biographical information for Kevin DeLeon are set forth above under “—Directors and Officers Prior to January 1, 2024.”

Christopher Headrick. Executive Chairman.

The early years of Chris’ career were devoted to developing corporate interpersonal skills with Pepsico, Morco and General Mills. In 1989 Chris began the development of real estate and energy lease consolidations in the coal, oil, and gas industries. In 2009, Chris became the first outside investor in a truly transformative energy technology that can change the way we power our world: zero emission, sustainable, and renewable Hydrogen derived from biomass. Chris founded H2 Energy Group Inc. in 2015.

James McGinley. Chief Executive Officer, President, and Director.

James is an exceptional technology business builder and strategist with strong commitment to renewable energy and green hydrogen. James has over 25 years’ experience in technology ventures, specifically renewable energy, fiber optics, electronic components, and advanced materials. James is a named inventor on 27 patents and previously led a $200 million initial public offering as Chief Executive Officer of Stratos Lightwave, Inc. James joined H2 Energy Group in February 2019. From March 2018 to July 2020, James was employed at Marketshare IQ.

Neil Goulden.  Chief Administrative Officer, Treasurer, Secretary, and Director.

Neil has 35 years’ experience as a lawyer, banker, C-Level executive, and entrepreneur. He has structured, restructured, and managed dozens of businesses in many industries, including green energy and environmental services. Neil founded and is the Senior Managing Director of Structuring and Restructuring Advisory Partners. In May 2018, Neil co-founded both Water Integrated Treatment Systems Holdings, LLC and Greenline Environmental Solutions, LLC. Neil joined H2 Energy Group in January 2020.

Paul Powers. Chief Administrative Officer, Treasurer, Secretary, and Director.

Paul spent his entire career—over 37 years—in the financial industry, including advisory roles in company restructuring and strategic planning. Paul founded and has been working as the principal at P. Powers Consulting, LLC, which focuses on providing guidance for strategic initiatives, investments, and insurance for domestic and international clients since March 2015. An experienced entrepreneur and negotiator, Paul has worked as the Chief Development Officer in the renewable sector since May 2015 at H2 Energy Group Inc.

Don Turner. Chief Operating Officer.

Don is an innovative executive with a track record of success in engineering and technology-intensive marketplaces. From Group President of a leading-edge public telecom to CEO of multiple privately held companies in artificial intelligence, voice recognition, and high-end engineering animation, he is known for bringing clarity to complex problems. Known as a top strategist, he architected and led a billion-dollar initial public offering and his VOGI® methodology is used internationally. Don joined H2 Energy Group as the Chief Operating Officer and Managing Member in January 2021. Prior to that, Don was employed at TurnerWord LLC from June 2008 to January 2021.

Family Relationships

There are no family relationships among any of our officers or directors before or after the closing of the Merger.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers before or after the Closing has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
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
  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Director Independence

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity).

As of May 15, 2024, none of the members of our Board are “independent.”

Audit Committee

We currently do not have a separate Audit committee or committee performing similar functions. Our entire Board of Directors undertakes the functions that would previously undertaken by the nominating committee.

Effective January 1, 2024, Ronald W. Zamber, Robert Grenley, and Ricardo A. Salas resigned from the Board and ceased to serve as members of the Audit Committee. Since, at such time, no other directors are independent, we are not able to appoint any members to our Audit Committee and such committee will not function until we are again able to satisfy the independence requirements of Audit Committee charter. Since January 1, 2024, we have not had a functioning Audit Committee and our entire Board of Directors has undertaken the functions that would otherwise be undertaken by the Audit Committee.

The Board determined that each member of the Audit Committee satisfies the independence and other composition requirements of the SEC prior to January 1, 2024. Due to changes to our Board composition that took place on January 1, 2024 but subject to the requirements of Rule 14f-1 of the Exchange Act, we have not had an independent director who also meets the qualifications for “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.  Furthermore, since none of our directors are independent from January 1, 2024, we will not satisfy our audit committee independence requirements. Accordingly, from and after January 1, 2024 until we are able to appoint independent directors, we have not had a functioning Audit Committee.

Compensation Committee

We currently do not have a separate Compensation committee or committee performing similar functions. Our entire Board of Directors undertakes the functions that were previously undertaken by a nominating committee.

Effective January 1, 2024, Ronald W. Zamber, Robert Grenley, and Ricardo A. Salas resigned from the Board and ceased to serve as members of the Compensation Committee. Since, at this time, no other directors are independent, we will not be able to appoint any members to our Compensation Committee and such committee will not function until we are again able to satisfy the independence requirements of our Compensation Committee. Since January 1, 2024, we have not had a functioning Compensation Committee and our entire Board of Directors has undertaken the functions that would otherwise be undertaken by the Compensation Committee.

Director Nominations

We currently do not have a separate nominating committee or committee performing similar functions. Our entire Board of Directors undertakes the functions that were previously undertaken by a nominating committee.

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

Our Board does not have a specific policy with regard to the consideration of candidates recommended by stockholders, however any nominees proposed by our stockholders will be considered on the same basis as nominees proposed by the Board. If a stockholder wants to submit a candidate for consideration to the Board, the stockholder may submit a proposal to our Director, Kevin DeLeon, with the stockholder communication procedures set forth below.

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to James McGinley, at j.mcginley@h2eg.com or to the following address (our principal executive offices): Board of Directors, c/o Chief Executive Officer, 14425 Falcon Head Blvd. Bldg. E #100, Austin, Texas 78738.

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

Delinquent Section 16(a) Reports

None.

Item 11. Executive Compensation

Summary Compensation Table - Fiscal Years Ended December 31, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Kevin DeLeon, Chief Executive Officer (2)	2023	95,000	—	95,000
	2022	120,000	—	120,000

(1)	These amounts shown represent the aggregate grant date fair value for options granted to the named executive officers computed in accordance with FASB ASC Topic 718.

(2)	On October 25, 2019 we entered into an employment agreement with Mr. Kevin DeLeon having a term of one year. Pursuant to the employment agreement, we agreed to pay Mr. DeLeon a salary of $120,000 per year, effective November 1, 2019. In addition, in consideration for past services, we issued Mr. DeLeon a three year warrant to purchase 100,000 shares of the Company’s stock at $0.80 per share. Mr. DeLeon will also be eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and our generally applicable policies. On October 26, 2020, the term of the employment agreement was extended to October 31, 2021, with all other terms in the employment agreement remaining in effect. Mr. DeLeon and the Company agreed to continue Mr. DeLeon’s employment beyond the extended October 31, 2021 termination of the employment agreement, on the same terms as set forth in the employment agreement, terminable at the option of either party. On December 31, 2023, Mr. DeLeon’s employment agreement terminated with his resignation pursuant to the merger and he entered into a consulting agreement at a rate of $15,000 per month.

Director Compensation

No member of our Board of Directors received any compensation for services as a director during the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our voting stock as of May 15, 2024 by (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who is known by us that is expected to beneficially own more than 5% of our voting stock. Unless otherwise specified, the address of each of the persons set forth below is in care of our Company, 14425 Falcon Head Blvd Bldg. E Ste. 100, Austin, Texas 78738.

Name of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent of Common and Voting Stock(2)
Christopher Headrick(3)	119,726,100	42.84%
James McGinley(4)	38,345,400	13.72%
Neil Goulden(5)	44,668,260	15.98%
Paul Powers(6)	34,593,480	12.37%
Ricardo A. Salas(7)	20,000,000	7.15%
Kevin DeLeon(8)	0	0%
Don Turner	0	0%
Ronald Zamber(9)	15,127,535	5.41%
All directors and officers as a group	237,333,240	84.49%

Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2) Based on 279,457,627 shares of our common stock outstanding, excluding:

•	8,333 shares of Series D Preferred Stock which will be converted to a prefunded warrant to purchase a total of 3,961,539 shares of Victory’s common stock with an exercise price of $0.000001 per common stock, but the prefunded warrants will not be exercisable unless and until the stockholders of the Surviving Company approve an amendment to the Surviving Company’s articles of incorporation that increases the Surviving Company’s authorized common stock to an amount that is sufficient to allow for all required common stock issuances pursuant to the Merger Agreement and related transactions.
•	570,000,000 shares of our common stock reserved under our 2017 Equity Incentive Plan and up to 15% of the outstanding shares of our common stock issuable under our 2014 Long Term Incentive Plan.
•	Prefunded warrants convertible to 41,994,228 shares of common stock with an exercise price of $0.000001 that we expect to issue to the VPEG Note holder $0.000001, but the prefunded warrants will not be exercisable unless and until the stockholders of the Surviving Company approve an amendment to the Surviving Company’s articles of incorporation that increases the Surviving Company’s authorized common stock to an amount that is sufficient to allow for all required common stock issuances pursuant to the Merger Agreement and related transactions. 157,335,526 shares of common stock that we expect to issue to the H2EG Shareholders after the Share Authorization Increase.
•	20,542,373 shares of our common stock expected to be issued pursuant to the Common Financing.
•	67,796 shares of newly authorized and issued preferred stock which are convertible to 67,796,610 shares of our common stock expected to be issued pursuant to the Preferred Financing. The 67,796 shares of preferred stock will not be exercisable unless and until the stockholders of the Surviving Company approve an amendment to the Surviving Company’s articles of incorporation that increases the Surviving Company’s authorized common stock to an amount that is sufficient to allow for all required common stock issuances pursuant to the Merger Agreement and related transactions.
•	Warrants to purchase a total number of 8,059,809 shares of the Company’s common stock as allocated below:
•	Ronald Zamber’s prefunded warrant to purchase 2,882,294 shares of our common stock with an exercise price of $0.000001 per share
•	Kevin Deleon’s prefunded warrant to purchase 1,650,000 shares of our common stock with an exercise price of $0.000001 per share
•	Robert Grenley’s prefunded warrant to purchase 250,000 shares of our common stock with an exercise price of $0.000001 per share
•	Ricardo A. Salas’ prefunded warrant to purchase 250,000 shares of our common stock with an exercise price of $0.000001 per share
•	Shawn Grucella’s prefunded warrant to purchase 100,000 shares of our common stock with an exercise price of $0.000001 per share
•	GaryLovett’s prefunded warrant to purchase 100,000 shares of our common stock with an exercise price of $0.000001 per share
•	Warrants to purchase 2,827,515 shares of our common stock to be issued to the holders of certain warrants to purchase the Company’s common stock that were previously issued and have since expired, in exchange for a release by such holders of any and all claims against the Company.

(3)	Christopher Headrick is entitled to receive a total of 206,353,948 shares of our common stock pursuant to the Merger Agreement. Due to the Authorization Limit, Christopher Headrick will receive 119,726,100 shares of our common stock immediately after closing of the Merger and an additional 86,627,848 shares of our common stock after the post-closing Share Authorization Increase.

(4)	James McGinley is entitled to receive a total of 66,090,223 shares of our common stock pursuant to the Merger Agreement. Due to the Authorization Limit, James McGinley will receive 38,345,400 shares of our common stock immediately after closing of the Merger and an additional 27,744,823 shares of our common stock after the post-closing Share Authorization Increase.

(5)	Neil Goulden is entitled to receive a total of 76,987,990 shares of our common stock pursuant to the Merger Agreement, including 36,790,834 shares of our common stock owned by Simonellie LLC, in which Neil Goulden is the beneficial owner. Due to the Authorization Limit, Neil Goulden will receive 44,668,260 shares of our common stock immediately after closing of the Merger and an additional 32,319,730 shares of our common stock after the post-closing Share Authorization Increase.

(6)	Paul Powers is entitled to receive a total of 59,623,600 shares of our common stock pursuant to the Merger Agreement including 1,616,655 shares of our common stock owned by Amie L Lyson Irrevocable Gift Trust, in which Paul Powers is the beneficial owner. Due to the Authorization Limit, Paul Powers will receive 34,593,480 shares of our common stock immediately after closing of the Merger and an additional 25,030,120 shares of our common stock after the post-closing Share Authorization Increase.

(7)	Represents 20,000,000 shares of our common stock issued to Armacor Victory Ventures, LLC, pursuant to the Supplementary Agreement, dated April 10, 2018 among the Company and Armacor Victory Ventures, LLC. Mr. Salas is the managing member of Armacor Victory Ventures, LLC. Excluding a prefunded warrant to purchase 250,000 shares of our common stock that will be issued to Ricardo A. Salas after the Closing.

(8)	Excluding a prefunded warrant to purchase 1,650,000 shares of our common stock that will be issued to Kevin DeLeon after the Closing.

(9)	Including 7,261,501 shares of our common stock owned by Ronald Zamber prior to the Closing. Visionary Private Equity Group I, LP, of which Ronald Zamber is senior managing director of its general partner, Visionary PE GP I, LLC, is entitled to receive a total of 50,961,956 shares of our common stock after the Closing. Due to the Authorization Limit, Visionary Private Equity Group I, LP will receive 7,866,034 shares of our common stock and a prefunded warrant to purchase 43,095,923 shares of our common stock with an exercise price of $0.000001 after the Closing.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2023.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,186	$2.15	15,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	211,186	$2.15	15,000,000

In 2014, our Board of Directors and stockholders approved our 2014 Long Term Incentive Plan. No shares remain available under the 2014 Long Term Incentive Plan.

In 2017, our Board of Directors and stockholders approved our 2017 Equity Incentive Plan. As of December 31, 2023, no shares have been granted under our 2017 Equity Incentive Plan.

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

Director Independence

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity).

As of May 15, 2024, none of the members of our Board are “independent.”

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2023 and 2022, we paid $133,900 and $115,850, respectively, in fees to our principal accountants.

Tax Fees

None.

All Other Fees

None.

All fees described above for the years ended December 31, 2023 and 2022, were approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to the Consolidated Financial Statements:

(2) Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3*	Certificate of Amendment to Articles of Incorporation (Name Change & Increased Authorized Common Stock) dated January 11, 2024.

3.4	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.5	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Oilfield Tech, Inc. to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

4.6*	Form of Warrant issued by Victory Oilfield Tech, Inc. on January 12, 2024.

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014).

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018).

10.3	Loan Agreement, dated April 10, 2018, by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2018).

10.4	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020).

10.5	Amendment No. 2 to Loan Agreement, dated February 8, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 9, 2021).

10.6	Amendment No. 3 to Loan Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.7] to the Annual Report on Form 10-K filed September 3, 2021).

10.8	Promissory Note issued by the Company to Arvest Bank dated April 13, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 10, 2021).

10.9	Loan Authorization and Agreement by and between the Company and the U.S. Small Business Administration dated April 13, 2020 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 10, 2021).

10.10	Amended and Restated Promissory Note by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed September 3, 2021).

10.11	Promissory Note issued by the Company to Arvest Bank dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 10, 2021).

10.12	Promissory Note and Security Agreement dated July 11, 2022 by and between Pro-Tech Hardbanding Services, Inc. and Arvest Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 14, 2022).

10.13	Agreement And Plan Of Merger, Dated July 25, 2023, By And Among Victory Oilfield Tech, Inc., Victory H2EG Merger Sub Inc., And H2 Energy Group Inc. (Incorporated By Reference To Exhibit 10.1 To The Current Report On Form 8-K Filed On July 26, 2023)

10.14	Amendment No. 1 To Agreement And Plan Of Merger, Dated December 1, 2023, By and Among Victory Oilfield Tech, Inc., Victory H2EG Merger Sub Inc., And H2 Energy Group Inc. (Incorporated By Reference To Exhibit 10.2 To The Current Report On Form 8-K Filed On December 5, 2023)

10.15	Securities Purchase Agreement, Dated December 28, 2023, By and Among Victory Oilfield Tech, Inc., and Flagstaff International, LLC(Incorporated By Reference To Exhibit 10.3 To The Current Report On Form 8-K Filed On January 5, 2024)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2017)

99.2	Compensation Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 20, 2017)

101.INS++	Inline XBRL Instance Document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Victory Clean Energy, Inc. (formerly Victory Oilfield Tech, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Clean Energy, Inc. (formerly Victory Oilfield Tech, Inc.) (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2024.

Tampa, Florida May 15, 2024

VICTORY CLEAN ENERGY, INC.
(Formerly Victory Oilfield Tech, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$66,461	$10,155
Notes receivable, net	983,000	—
Prepaid and other current assets	10,391	11,437
Assets of discontinued operations, current	289,405	268,026
Total current assets	1,349,257	289,618
Assets of discontinued operations, non-current	288,828	403,815
Total Assets	$1,638,085	$693,433

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accounts payable	$331,115	$63,794
Accrued and other short term liabilities	61,178	50,559
Short term advance from shareholder	128,050	180,150
Convertible notes payable	1,087,000	—
Short term notes payable - affiliate, net	3,868,726	3,717,476
Liabilities of discontinued operations, current	90,199	123,568
Total current liabilities	5,566,268	4,135,547
Liabilities of discontinued operations, non-current	159,140	261,592
Total long term liabilities	159,140	261,592
Total Liabilities	5,725,408	4,397,139

Stockholders' Deficit
Preferred Series D stock, $0.001 par value, 20,000 shares authorized, 8,333 shares issued and outstanding at each of December 31, 2023 and 2022	8	8
Common stock, $0.001 par value, 300,000,000 shares authorized, 28,591,593 and 28,037,713 shares issued and outstanding at each of December 31, 2023 and 2022 respectively	28,592	28,038
Receivable for stock subscription	(245,000)	(245,000)
Additional paid-in capital	95,905,362	95,751,150
Accumulated deficit	(99,776,285)	(99,237,902)
Total stockholders' deficit	(4,087,323)	(3,703,706)
Total Liabilities and Stockholders' Deficit	$1,638,085	$693,433

 The accompanying notes are an integral part of these consolidated financial statements.

VICTORY CLEAN ENERGY, INC.
(Formerly Victory Oilfield Tech, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Total revenue	$—	$—

Total cost of revenue	—	—

Gross profit	—	—

Operating expenses
Selling, general and administrative	804,435	437,773
Total operating expenses	804,435	437,773
Loss from operations	(804,435)	(437,773)
Other income (expense)
Other income	248,641	120,000
Interest expense	(27,758)	(17,659)
Total other income (expense)	220,883	102,341
Loss from continuing operations	(583,552)	(335,432)
Discontinued operations
Gain from operations of discontinued operations	44,849	13,948
Total discontinued operations	44,849	13,948
Loss before tax benefit (expense)	(538,703)	(321,484)
Tax expense	—	—
Loss applicable to common stockholders	$(538,703)	$(321,484)

Loss per share applicable to common stockholders
Loss per share, basic and diluted	$(0.02)	$(0.01)
Weighted average shares, basic and diluted	28,129,338	28,037,713

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY CLEAN ENERGY, INC.
(Formerly Victory Oilfield Tech, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(538,703)	$(321,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	155,086	—
Paycheck Protection Program loan forgiveness	(94,743)	—
Changes in operating assets and liabilities:
Prepaid and other current assets	1,046	(2,977)
Accounts payable	267,321	29,752
Accrued and other short-term liabilities	10,619	—
Net change in operating activities from continuing operations	(199,374)	(294,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable	(983,000)	—
Net change in investing activities from continuing operations	(983,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - affiliate	137,500	167,200
Payments on long term notes payable	(7,709)	—
Payment on advance from shareholder	(52,100)	—
Proceeds from convertible notes payable	1,087,000	—
Net change in financing activities from continuing operations	1,164,691	167,200
Net change in cash and cash equivalents from continuing operations	(17,683)	(127,509)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net change in operating activities from discontinued operations	51,451	172,426
Net change in investing activities from discontinued operations	—	(70,992)
Net change in financing activities from discontinued operations	22,538	23,359
Net change in cash and cash equivalents from discontinued operations	73,989	124,793

Net change in cash and cash equivalents	56,306	(2,716)
Beginning cash and cash equivalents	10,155	12,871
Ending cash and cash equivalents	$66,461	$10,155

Supplemental cash flow information:
Cash paid for:
Interest	$41,985	$27,937

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(98,916,098)	$(3,382,222)
Loss attributable to common stockholders	—	—	—	—	—	—	(321,484)	(321,484)
December 31, 2022 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,237,582)	$(3,703,706)

	Common Stock $0.001 Par Value		Preferred D $0.001 Par Value		Receivable for Stock	Additional Paid In	Accumulated	Total
	Number	Amount	Number	Amount	Subscription	Capital	Deficit	Equity
January 1, 2023 Balance	28,037,713	$28,038	8,333	$8	$(245,000)	$95,750,830	$(99,237,582)	$(3,703,706)
Common stock issued for services	553,880	$554	—	—	—	154,532	—	155,086
Loss attributable to common stockholders	—	—	—	—	—	—	(538,703)	(538,703)
December 31, 2023 Balance	28,591,593	$28,592	8,333	$8	$(245,000)	$95,905,362	$(99,776,285)	$(4,087,323)

The accompanying notes are an integral part of these consolidated financial statements.

Victory Clean Energy, Inc.

(Formerly Victory Oilfield Tech, Inc.)

Notes to the Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and nature of operations

Victory Clean Energy, Inc., formerly Victory Oilfield Tech, Inc. (“Victory”), a Nevada corporation, has historically operated as an oilfield technology products company offering patented oil and gas drilling products. On July 31, 2018, Victory entered into an agreement to acquire Pro-Tech Hardbanding Services, Inc., an Oklahoma corporation (“Pro-Tech”), which provides various hardbanding solutions to oilfield operators for drill pipe, weight pipe, tubing and drill collars.

On January 1, 2024, Victory completed a merger agreement with H2 Energy Group Inc., a Delaware corporation (“H2EG”) (the “Merger”). As a result of the Merger, a change in control of Victory occurred, and H2EG became a wholly owned subsidiary of Victory. On January 1, 2024, Victory completed the sale of Pro-Tech to Flagstaff International, LLC, a Delaware limited liability company.

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

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. The Company has incurred an accumulated deficit of $(99,776,605) through December 31, 2023, and has a working capital deficit of $(4,217,011) at December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as our management continues its efforts to raise additional capital and pursue the development and implementation of clean, sustainable low-cost energy solutions with applications across various industries, including transportation, power generation, and industrial processes

Based upon anticipated new sources of capital, and cash flow from operations, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully, and in the event we do not have enough capital to cover expenses, we will make the necessary and appropriate reductions in spending to remain cash flow positive. While management believes our plans, including the Merger, help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Capital Resources

The Company plans to raise up to $4,000,000 within sixteen (16) months after the of the merger through a preferred equity financing (“Preferred Financing”). In the Preferred Financing, the Company anticipates issuing a total of 67,796 shares of newly authorized and issued preferred stock which are convertible to 67,796,610 shares of its common stock; provided, however, the parties agreed that the 67,796 shares of preferred stock shall not be converted to common shares until the Company increased the number of authorized shares.

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period. Pro-Tech’s cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of Pro-Tech. The discontinued operations exclude general corporate allocations.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at December 31, 2023 and 2022, respectively.

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

At December 31, 2023 and 2022, the carrying value of the Company’s financial instruments such as accounts receivable and payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

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

The Company historically has had one revenue stream, which relates to the provision of hardbanding services by its subsidiary Pro-Tech. All performance obligations of the Company’s contracts with customers are satisfied over the duration of the contract as customer-owned equipment is serviced and then made available for immediate use as completed during the service period. The Company has reviewed its contracts with Pro-Tech customers and determined that due to their short-term nature, with durations of several days of service at the customer’s location, it is only those contracts that occur near the end of a financial reporting period that will potentially require allocation to ensure revenue is recognized in the proper period. The Company has reviewed all such transactions and recorded revenue accordingly.

For the twelve months ended December 31, 2023 and 2022, the Company recognized revenue of $1,643,721 and $1,624,635, respectively, from contracts with oilfield operators. See Note 14 “Segment and Geographic Information and Revenue Disaggregation” for further information.

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk, Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents placed with high credit quality institutions and accounts receivable due from Pro-Tech’s customers. Management evaluates the collectability of accounts receivable based on a combination of factors. If management becomes aware of a customer’s inability to meet its financial obligations after a sale has occurred, the Company records an allowance to reduce the net receivable to the amount that it reasonably believes to be collectable from the customer. Accounts receivable are written off at the point they are considered uncollectible. An allowance of $0 has been recorded at each of December 31, 2023 and 2022, respectively. The Company suffered no losses from uncollected accounts receivable in 2023 or 2022. Additional allowances may be required in the future.

As of December 31, 2023 and 2022, two and three customers comprised 70% and 78.2% of the Company’s gross accounts receivables, respectively. For the years ended December 31, 2023 and 2022, four and three customers comprised 70% and 52.7%, respectively, of the Company’s total revenues.

Inventory

The Company’s inventory balances are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory consists of products purchased by Pro-Tech for use in the process of providing hardbanding services. No impairment losses on inventory were recorded for the twelve months ended December 31, 2023 and 2022.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding at December 31, 2023 and 2022, respectively. The weighted average number of common shares outstanding was 28,129,338 and 28,037,713 at December 31, 2023 and 2022, respectively. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the exercise prices of these instruments outstanding, all potentially dilutive common stock equivalents are considered anti-dilutive.

The following table outlines outstanding common stock shares and common stock equivalents:

	Years Ended December 31,
	2023	2022
Common Stock Shares Outstanding	28,591,593	28,037,713
Common Stock Equivalents Outstanding
Warrants	291	2,257,294
Stock Options	211,186	211,186
Total Common Stock Equivalents Outstanding	211,477	2,468,480

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

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities – Supplier Finance Programs." The ASU codifies disclosure requirements for supplier financing programs. The new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of ASU 2016-13 had no material impact on its consolidated financial statements.

Recently Issued Accounting Standards

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements

Note 3 – Notes Receivable

Effective August 31, 2023, H2EG and Victory executed a Forgivable Promissory Note in the principal amount of up to Five Million Dollars ($5,000,000), due on January 5, 2024, as amended, which bears interest at the rate of five percent (5%) per annum on any amount outstanding from time to time outstanding until such principal amount is paid in full, provided however that any interest due thereunder shall be calculated and shall only be due and payable upon the final payment of the principal amount outstanding under the note (the “H2EG Note”). Between August and December of 2023, Victory advanced a total of $983,000 to H2EG pursuant to the H2EG Note for working capital. The H2EG Note is recorded as a current asset on the accompanying consolidated balance sheet as of December 31, 2023 in the amount of $983,000, net of an allowance for credit losses of $0.

Note 4 – Discontinued operations

On January 1, 2024, we entered into an agreement with Flagstaff International, LLC under which Flagstaff will commit to invest $4,000,000 in Victory in exchange for Victory Preferred Stock and the transfer to Pro-Tech Holdings of all equity interests held by Victory in Pro-Tech Hardbanding Services, Inc.

On January 1, 2024, Victory completed the sale of Pro-Tech to Flagstaff International, LLC, a Delaware limited liability company.

Accordingly, we have categorized Pro-Tech as discontinued operations in our financial statements for the years ended December 31, 2023 and 2022.

The operating results for discontinued operations have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2023 and 2022 as discontinued operations and are summarized below:

	Years Ended December 31,
	2023	2022
Total revenue	$1,643,721	$1,624,635
Total cost of revenue	693,615	903,598
Gross profit	950,106	721,037
Operating expenses	744,715	578,396
Income from operations	205,391	142,641
Other income (expenses)	(158,477)	(128,693)
Income before tax expense	46,914	13,948
Tax expense	2,065	—
Gain from operations of discontinued operations	$44,849	$13,948

The assets and liabilities of the discontinued operations at December 31, 2023 and 2022 are summarized below:

	Years Ended December 31,
	2023	2022
Cash and cash equivalents	$11,328	$63,481
Accounts receivables, net	251,233	163,196
Inventories, net	17,256	32,269
Prepaid and other current assets	9,588	9,080
Assets of discontinued operations, current	289,405	268,026
Property, plant and equipment, net(1)	64,608	162,343
Goodwill(2)	145,149	145,149
Other intangible assets, net(2)	79,071	96,323
Assets of discontinued operations, non-current	288,828	403,815
Total assets	$578,233	$671,841

Accounts payable	$35,992	$85,711
Accrued and other short term liabilities	6,080	12,268
Short term notes payable, net	30,000	10,000
Current portion of long term notes payable	18,127	15,589
Liabilities of discontinued operations, current	90,199	123,568
Long term notes payable, net	159,140	261,592
Liabilities of discontinued operations, non-current	159,140	261,592
Total liabilities	$249,339	$385,160

(1) Property, plant and equipment, net

Property, plant and equipment, at cost, for the discontinued operations consisted of the following at December 31:

	December 31,
	2023	2022
Trucks	$464,047	$464,047
Welding equipment	285,991	285,991
Office equipment	23,408	23,408
Machinery and equipment	18,663	18,663
Total property, plant and equipment, at cost	792,109	792,109
Less -- accumulated depreciation	(727,501)	(629,766)
Property, plant and equipment, net	$64,608	$162,343

Depreciation expense for the discontinued operations for the twelve months ended December 31, 2023 and 2022 was $97,735 and $151,854, respectively.

(2) Goodwill and other intangible assets

The discontinued operations recorded $17,252 and $17,252 of amortization of intangible assets for the twelve months ended December 31, 2023 and 2022, respectively.

The following table shows intangible assets, other than goodwill, and related accumulated amortization for the discontinued operation as of December 31, 2023 and 2022.

	December 31, 2022	December 31, 2022
Pro-Tech customer relationships	$129,680	$129,680
Pro-Tech trademark	42,840	42,840
Accumulated amortization & impairment	(93,448)	(76,196)
Other intangible assets, net	$79,071	$96,323

Note 5– Income Taxes

There was no material provision for (benefit of) income taxes for the years ended December 31, 2023 and 2022, after the application of ASC 740 “Income Taxes.”

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

For the years ending December 31, 2023 and 2022, the Company incurred a net operating loss carry forward of $100,000 and $250,000, respectively. Combined with the Section 382 limitation, as of December 31, 2023 the Company has net operating losses available of approximately $8,954,000 which will expire in between 2028 and 2038, and $[*3,290,000] that will carryforward indefinitely. Total Combined NOL is $12,244,000 Capital loss carryovers may only be used to offset capital gains.

Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2023 and 2022, respectively. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the deferred tax benefit associated with the use of the net operating loss carry forwards and will recognize a deferred tax asset at that time.

All deferred income tax assets and liabilities, including NOL’s have been measured using a 24.16% rate and are reflected in the valuation of these assets as of December 31, 2023.

Significant components of the Company’s deferred income tax assets are as follows:

	2023	2022
Net operating loss carryforwards	$2,612,000	$2,576,000
Depreciation	(127,000)	(12,000)
Equity based expenses	(261,000)	261,000
Other	(19,000)	(23,000)
Deferred taxes	2,861,000	2,802,000
Valuation allowance	(2,861,000)	(2,802,000)
Net deferred income tax assets	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2023	2022
Federal taxes at statutory rate	21%	21.0%
Noncompulsory stock warrants	15.3%	0.0%
State tax & other permanent items	3.2%	3.2%
Change in state tax rate	0%	(8.4)%
Intangible impairment	0%	0.0%
Change in valuation allowance	(8.9)%	(15.8)%
Effective income tax rate	0.0%	0.0%

ASC 740 provides guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2023 and 2022 the Company does not have a liability for unrecognized tax benefits.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years 2020 and forward are open and subject to examination by the Federal taxing authority. The Company is not currently under examination and it has not been notified of a pending examination.

Note 6 – Convertible Notes Payable

In August, 2023, the Company authorized the issuance of a series of 5% Convertible Promissory Notes with an aggregate principal of up to $5,000,000 (the “Convertible Notes Payable”). Between August 11, 2023 and December 19, 2023, the Company issued $1,087,000 of Convertible Notes Payable. Upon completion of the Merger involving H2EG (See Note 1 Organization and Basis of Presentation, the outstanding principal amount (but not any accrued interest thereon) of the Convertible Notes Payable converted to shares of the Company’s common stock. The conversion price was equal to the quotient resulting from dividing $28,333,333 by the number of outstanding shares of common stock of the Company issued and outstanding immediately after the consummation of the Merger. All unpaid interest and principal is due and payable upon request of the majority holders on or after the six-month anniversary of the date of each of the Convertible Notes Payable. Subsequent to the period ended December 31, 2023, the Company issued an additional $145,000 of Convertible Notes Payable.

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

Convertible Notes Payable were comprised of the following at December 31, 2023 and 2022.

	2023	2022
Flagstaff International, LLC	$100,000	$—
JLP Partners	50,000	—
Richard Ducharme	25,000	—
Lauri Benezra	50,000	—
KLH Holdings LLC	30,000	—
Patrick F. McCormick	50,000	—
Scott Chakmak & Tammy Forman	34,000	—
Blount Family Trust	10,000	—
Scott Hafertepe	20,000	—
Thomas & Christine Beck	25,000	—
Joel Schwartz	50,000	—
Mark Daly	50,000	—
Aaron Kvistro	20,000	—
Kenneth & Margaret Lewis	25,000	—
Cheryl & Bradley Breeden	30,000	—
Joel Schwartz Living Trust	50,000	—
Professional Installers	40,000	—
Paul Schmittling	12,000	—
Scott Chakmak & Tammy Forman	51,000	—
Brian & Jennifer Andrzejewski	10,000	—
Mathew& Betty Wolkow	15,000	—
Nuview Trust, CUST FBO Laurinda Fahey IRA	14,000	—
Nuview Trust Co CUST FBO John Fahey IRA	14,000	—
Nuview Trust Co CUST FBO Steven C White IRA	112,000	—
Nuview Trust Co CUST FBO Terry Lyon IRA	25,000	—
Nuview Trust Co CUST FBOPatrick Anthony Lepski IRA	150,000	—
Janice Linn and Sigmund Pincus	25,000	—
Total convertible notes payable	$1,087,000	$—

In connection with the Convertible Notes Payable, the Company has accrued interest of $10,619 during the year ended December 31, 2023.

Note 7 – Notes Payable

Notes payable were comprised of the following at December 31:

	2023	2022
New VPEG Note	$3,868,726	$3,717,476
Total notes payable	3,868,726	3,717,476

Current portion of notes payable	3,868,726	3,717,476
Long term notes payable, net	$—	$—

Future payments on notes payable at December 31, 2023 were:

2024	$3,868,726
Total	$3,868,726

 New VPEG Note

See Note 13, Related Party Transactions, Settlement Agreement, for a definition and description of the VPEG Note and the New VPEG Note. The outstanding balance on the New VPEG Note was $3,868,726 and $3,717,476 at December 31, 2023 and 2022, respectively. The Company recorded interest expense of $13,750 and $15,200 related to the New VPEG Note for the twelve months ended December 31, 2023 and 2022, respectively.

Note 8 – Stockholders’ Deficit

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

During the years ended December 31, 2023 and 2022, the Company did not issue any shares of its Preferred Series D Stock.

Common Stock

On September 11, 2023, the Company issued 553,880 shares of its restricted common stock with a total grant date fair value of $155,086, or $0.28 per share, to Bevilacqua PLLC in exchange for services.

The Company did not issue any shares of its common stock during the year ended December 31, 2022.

Note 9 – Warrants for Stock

At December 31, 2023 and 2022 warrants outstanding for common stock of the Company were as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance January 1, 2022	2,648,621	$1.51
Granted	—	$—
Exercised	—	$—
Canceled	(391,327)	$2.25
Balance December 31, 2022	2,257,294	$1.38
Granted	—	$—
Exercised	—	—
Canceled	(2,257,003)	$2.25
Balance December 31, 2023	291	$9.50

All warrants were valued using the Black Scholes pricing model.

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2023:

	Warrants Outstanding		Weighted	Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $13.30	291	$9.50	0.43	291	$9.50
	291			291

The following table summarizes information about underlying outstanding warrants for common stock of the Company outstanding and exercisable as of December 31, 2022:

	Warrants Outstanding		Weighted	Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Number of Shares Underlying Warrants	Weighted Average Exercise Price
$4.94 – $13.30	2,027	$9.50	.78	2,027	$9.50
$0.75 – $3.51	2,255,267	$0.75	.33	2,255,267	$0.75
	2,257,294			2,257,294

At each of December 31, 2023 and 2022 the aggregate intrinsic value of the warrants outstanding and exercisable was $0. The intrinsic value of a warrant is the amount by which the market value of the underlying warrant exercise price exceeds the market price of the stock at December 31 of each year.

Note 10– Stock Options

The following table summarizes stock option activity in the Company’s stock-based compensation plans for the years ended December 31, 2023 and 2022. All options issued were non-qualified stock options.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Options Exercisable	Weighted Average Fair Value At Date of Grant
Outstanding at January 1, 2022	211,186	$2.15	—	211,186	$2.31
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2022	211,186	$2.15	$—	211,186	$2.15
Granted at Fair Value	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2023	211,186	$2.15	$—	211,186	$2.15

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the balance sheet date. If the exercise price exceeds the market value, there is no intrinsic value.

During the years ended December 31, 2023 and 2022, the Company did not grant employee stock options or stock options for consulting services.

The fair value of the stock option grants is amortized over the respective vesting period using the straight-line method. Forfeitures and cancellations are recorded as they occur.

Compensation expense related to stock options included in general and administrative expense in the accompanying consolidated statements of operations was $0 for each of the years ended December 31, 2023 and 2022.

As of December 31, 2022, all share-based compensation for unvested options, net of expected forfeitures, was fully recognized.

Stock options are granted at the fair market value of the Company’s common stock on the date of grant. Options granted to officers and other employees vest immediately or over 36 months as provided in the option agreements at the date of grant.

The fair value of options granted are estimated using the Black-Scholes Option Pricing Model.

The following table summarizes information about stock options outstanding at December 31, 2023:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52 - $13.30	211,186	3.48	$2.15	$—	211,186	$2.15	$—

The following table summarizes information about options outstanding at December 31, 2022:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Aggregate Intrinsic Value
$1.52- $13.30	211,186	4.48	$2.15	$—	211,186	$2.15	$—

A summary of the Company’s non-vested stock options at December 31, 2023 and December 31, 2022 and changes during the years are presented below.

Non-Vested Stock Options	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2022	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-Vested at December 31, 2023	—	$—

Note 11 – Commitments and Contingencies

Rent expense for the years ended December 31, 2023 and 2022 was $4,710 and $4,734, respectively. The Company’s office space in Austin, Texas is leased on a month-to-month basis, and the lease agreement for the Pro-Tech facility in Oklahoma County, Oklahoma is cancellable at any time by giving notice of 90 days. As such there are no future annual minimum payments as of December 31, 2023 and 2022, respectively.

The Company is subject to legal claims and litigation in the ordinary course of business, including but not limited to employment, commercial and intellectual property claims. The outcome of any such matters is currently not determinable.

Note 12 – Related Party Transactions

Inspire Diagnostics

On March 24, 2023 the Company received a short-term non-interest bearing advance from Inspire Diagnostics, an affiliated entity, in the amount of $33,500, which was repaid in full on December 5, 2023.

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

Note 13– Net Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding at December 31, 2023 and 2022, respectively. Diluted loss per share reflects the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities.

The following table sets forth the computation of net loss per common share – basic and diluted:

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(538,703)	$(321,484)
Denominator
Basic weighted average common shares outstanding	28,129,338	28,037,713
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	28,129,338	28,037,713
Net loss per common share
Basic and diluted	$(0.02)	$(0.01)

For the years ended December 31, 2023 and 2022, potentially dilutive shares of 211,477 and 2,468,480, respectively, were excluded from the calculation of dilutive shares because the effect of including them would have been anti-dilutive.

Note 14 – Subsequent Events

Merger – Acquisition of H2 Energy Group Inc.

On January 1, 2024, Victory completed a merger agreement with H2 Energy Group Inc., a Delaware corporation (“H2EG”) (the “Merger”). As a result of the Merger, a change in control of Victory occurred, and H2EG became a wholly owned subsidiary of Victory.

Pursuant to the merger each share of H2EG’s Capital Stock issued and outstanding immediately prior to the Effective Time, subject to and upon the terms and conditions set forth in the Merger Agreement, was cancelled and extinguished and converted automatically into the right to receive 418,822,708 shares of Victory’s Common Stock (“Victory Common Stock”), of which: (i) 243,000,000 shares of Victory Common Stock were issued upon the Closing, and; (i) 175,822,708 shares of Victory Common Stock were to be issued after an amendment to Victory’s articles of incorporation increasing the Authorization Limit.

As a result of the merger on the effective date of January 1, 2024, the H2EG Stockholders own 81% of Victory’s issued and outstanding Common Stock immediately upon Closing. As contemplated in the Merger Agreement, VPEG Note holder will convert the VPEG Note at the Effective Time and will receive: (i) 7,866,034 shares of Victory Common Stock, and (ii) 43,095,923 Prefunded Warrants, each with an exercise price of $0.000001, which contain a provision prohibiting the exercise thereof until Victory’s shareholders approve an amendment to the Victory articles of incorporation, increasing the Authorization Limit to a number of shares that is sufficient to allow for the exercise of such Victory Prefunded Warrants in full. In addition, Victory conducted a private placement financing (“Common Financing”), in which Victory raised approximately $1,087,000 from the investors in the Common Financing (the “Common Financing Investors”). Victory also plans to raise an additional $4,000,000 within sixteen (16) months after the Effective Time through Victory’s preferred equity financing (“Preferred Financing”). In the Preferred Financing, we anticipate issuing a total of 67,796 shares of newly authorized and issued preferred stock which are convertible to 67,796,610 shares of our common stock; provided, however, the parties agreed that the 67,796 shares of preferred stock shall not be converted to common shares until the share authorization increase.

Victory had 300,000,000 shares of common stock authorized. In connection with the Merger, the H2EG Stockholders are entitled to receive a total of 418,822,708 shares of common stock, and the VPEG Note holder is entitled to receive a total of 50,961,957. Since our authorized common stock was not sufficient at the closing to allow us to issue to the H2EG stockholders all of the common stock that we are required to issue in the merger along with all of the common stock that we are required to issue to Visionary Private Equity Group I, LP (“VPEG”) upon the conversion of its convertible notes, we will issue common stock up to our authorized amount and then issue prefunded warrants for the balance of what we are required to issue. The prefunded warrants are fully funded except for $0.000001 exercise price.

Financing Agreement and Sale of Pro-Tech

On January 1, 2024, we entered into an agreement with Flagstaff International, LLC under which Flagstaff will commit to invest $4,000,000 in Victory in exchange for Victory Preferred Stock and the transfer to Pro-Tech Holdings of all equity interests held by Victory in Pro-Tech Hardbanding Services, Inc.

On January 1, 2024, Victory completed the sale of Pro-Tech to Flagstaff International, LLC, a Delaware limited liability company.

Increase of Authorized Common Stock and Name Change to Victory Clean Energy, Inc.

On January 11, 2024, Victory amended its Articles of Incorporation to authorize 2,000,000,000 common shares and change its name to Victory Clean Energy, Inc.

Issuance of Warrants

On January 12, 2024, Victory issued 101,194,144.41 warrants exercisable at a price of $0.059 per share for a period of four years to a total of 20 holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY CLEAN ENERGY INC.

By:	/s/ James McGinley
Chief Executive Officer, President and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James McGinley	Chief Executive Officer, President and Director	May 15, 2024
James McGinley

/s/ Neil Goulden	Chief Administrative Officer, Treasurer, Secretary, and Director (Principal Financial and Accounting Officer)	May 15, 2024
Neil Goulden

/s/ Christopher Headrick	Executive Chairman of the Board of Directors	May 15, 2024
Christopher Headrick

/s/ Kevin DeLeon	Director	May 15, 2024
Kevin DeLeon

32