Form 10-Q
period 2024-03-31
VICTORY CLEAN ENERGY, INC.
filed 2024-10-17
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 002-76219-NY

VICTORY CLEAN ENERGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0564472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14425 Falcon Head Blvd., Building E - Suite 100, Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

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

As of October 17, 2024, there were 530,704,753 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ii

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,455	$240,654
Prepaid expenses	35,788	—
Total current assets	71,243	240,654

Intangible assets, net	5,388	6,567
Total assets	$76,631	$247,221

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$380,971	$111,200
Accrued and other short term liabilities	95,442	52,970
Due to related party	250,000	250,000
Loan from affiliate	—	968,000
Loan from shareholders	125,830	145,830
Total liabilities	852,243	1,528,000

Commitments and contingencies (Note 8)

Stockholders’ deficit

Preferred Series D stock, $0.001 par value, 20,000 shares authorized;0 shares issued and outstanding	—	—
Preferred Series E stock, $0.001 par value, 67,797 shares authorized;0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 530,704,753 and 418,822,708 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	530,707	418,823
Shares to be issued	4	—
Receivable for stock subscription	(245,000)	—
Additional paid in capital	4,459,644	—
Accumulated deficit	(5,520,967)	(1,699,602)
Total stockholders' deficit	(775,612)	(1,280,779)
Total liabilities and stockholders' deficit	$76,631	$247,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended March 31,
	2024	2023

Revenues
Sales	$—	$—

Operating expenses
Consulting expenses	3,951,062	—
Personnel expenses	298,369	16,216
General and administrative	192,419	13,581
Professional fees	97,961	—
Total operating expenses	4,539,811	29,797

Net operating loss	(4,539,811)	(29,797)

Other income (expense)
Interest expense	(3,959)	(1,296)
Gain on extinguishment of debt	1,051,199	—
Loss on disposal of subsidiary	(328,794)	—
Total other income (expense)	718,446	(1,296)

Net loss before income tax expense	(3,821,365)	(31,093)

Income tax expense	—	—

Net loss	$(3,821,365)	$(31,093)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	522,693,392	418,822,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

UNAUDITED

	Preferred Stock		Common Stock		Shares to be Issued		Receivable for Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	Total
Balance, December 31, 2023 (retroactively restated to effect recapitalization)	—	$—	418,822,708	$418,823	—	$—	$—	$—	$(1,699,602)	$(1,280,779)

Conversion of notes payable, prior to recapitalization	—	—	69,385,685	69,386	—	—	—	4,024,370	—	4,093,756

Effects of recapitalization	8,333	8	28,591,593	28,592	—	—	(245,000)	(3,871,027)	—	(4,087,427)

Conversion of Series D preferred stock into common stock, post recapitalization	(8,333)	(8)	3,961,539	3,962	—	—	—	(3,954)	—	—

Conversion of notes payable, post recapitalization	—	—	3,135,594	3,136	—	—	—	181,864	—	185,000

Common stock issued for services, post recapitalization	—	—	6,807,634	6,808	—	—	—	394,847	—	401,655

Warrants issued for services, post recapitalization	—	—	—	—	—	—	—	3,483,548	—	3,483,548

Sale of Series E Preferred Stock	—	—	—	—	4,238	4	—	249,996	—	250,000

Net loss	—	—	—	—	—	—	—	—	(3,821,365)	(3,821,365)

Balance, March 31, 2024	—	$—	530,704,753	$530,707	4,238	$4	$(245,000)	$4,459,644	$(5,520,967)	$(775,612)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

UNAUDITED

	Preferred Stock		Common Stock		Common Stock to be Issued		Receivable for Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	Total
Balance, December 31, 2022 (retroactively restated to effect recapitalization)	—	$—	418,822,708	$418,823	—	$—	$—	$—	$(444,243)	$(25,420)

Net loss	—	—	—	—	—	—	—	—	(31,093)	(31,093)

Balance, March 31, 2023	—	$—	418,822,708	$418,823	—	$—	$—	$0	$(475,336)	$(56,513)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,821,365)	$(31,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,179	1,179
Stock issued for services	376,211	—
Warrants issued for services	3,483,548	—
Changes in working capital requirements:
Prepaid expenses	(10,344)	—
Accounts payable	(55,016)	—
Accrued and other short-term liabilities	(21,654)	1,296
Net cash from operating activities	(47,441)	(28,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of assets through reverse recapitalization	(572,758)	—
Net cash from investing activities	(572,758)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of Series E preferred stock	250,000	—
Cash received from convertible notes payable	185,000	—
Cash received from loan from affiliate	—	15,000
Repayment of loans from shareholders	(20,000)	—
Net cash from financing activities	415,000	15,000

NET CHANGE IN CASH	(205,199)	(13,618)
CASH, BEGINNING OF PERIOD	240,654	26,480
CASH, END OF PERIOD	$35,455	$12,862

Supplemental disclosure of cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

Non-cash operating and financing activities:
Conversion of notes payable	$4,278,756	$—
Gain on forgiveness of debt	$1,051,199	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

1. Organization and Summary of Significant Accounting Policies:

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

H2EG uses scalable and modular technology to produce low-cost hydrogen-rich syngas from renewable woody biomass. The Company plans to construct a renewable hydrogen production facility and install four hydrogen refueling stations in California.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Victory and H2EG, its wholly owned subsidiary, for all periods presented. All significant intercompany transactions and accounts between Victory and H2EG (together, the “Company”) have been eliminated.

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

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. The Company has incurred an accumulated deficit of $(5,520,967) through March 31, 2024, and has a working capital deficit of $(781,000) at March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as its management continues its efforts to raise additional capital and pursue the development and implementation of clean, sustainable low-cost energy solutions with applications across various industries, including transportation, power generation, and industrial processes. Based upon anticipated new sources of capital, and cash flow from operations, it believes it will have enough capital to cover expenses through at least the next twelve months. The Company will continue to monitor liquidity carefully, and in the event it does not have enough capital to cover expenses, the Company will make the necessary and appropriate reductions in spending to remain cash flow positive. While management believes its plans, including the Merger, help mitigate the substantial doubt that they are a going concern, there is no guarantee that the Company’s will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that the Company is a going concern.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used primarily when accounting for depreciation and amortization expense, various common stock, warrants and option transactions, evaluation of intangible assets, and loss contingencies.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at March 31, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with financial institutions and invests its excess cash primarily in certificates of deposit, deposit accounts or treasury bills. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity.

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

At March 31, 2024 and December 31, 2023, the carrying value of the Company’s financial instruments such as accounts payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Website Development Costs

The Company capitalizes costs related to the development of their website in accordance with ASC 350- 50, Website Development Costs. The Company amortizes website development costs on a straight-line basis over the estimated life of the site, which is 36 months. Amortization begins at the completion of the website. During the year ended December 31, 2021, the Company capitalized $7,492 for such costs. The website was placed in service in January 2022. During the first 10 months of 2022 additional costs of $6,660 were capitalized and website improvements were placed in service on November 1, 2022. No costs were capitalized during the three months ended March 31, 2024. Amortization expense for the for the three months ended March 31, 2024 and 2023 was $1,179.

Impairment of Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying value of the assets exceeds the undiscounted future cash flows generated by that asset and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income (loss) in the period that the impairment occurs.

Revenue Recognition

The Company will recognize revenue in accordance with ASC 606 Revenue from Contracts with Customers. The Company will determine revenue recognition through the following steps:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. No revenue has been generated to date.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period. In the case of third-party suppliers, the service period is the shorter of the period over which services are to be received or the vesting period. For employees, directors, officers and affiliates, the service period is typically the vesting period. During the three months ended March 31, 2024 and 2023, the Company record $3,859,759 and $0 in share-based compensation expense, respectively. Share-based compensation is included in the consolidated statements of operations. See Note 7, Stockholders’ Equity, for further information.

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

Earnings per Share

Basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the period plus potentially dilutive shares of common stock outstanding during the period such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive. The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Warrants	102,284,990	—

Total	102,284,990	—

Recently Adopted Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company adopted ASU-2016-13 effective January 1, 2023. The adoption of ASU 2016-13 had no material impact on the Company’s consolidated financial statements.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

2. Reverse Merger and Reverse Recapitalization

Merger – Acquisition of H2 Energy Group Inc.

On January 1, 2024, Victory completed a merger agreement with H2EG (the “Merger”). As a result of the Merger, a change in control of Victory occurred, and H2EG became a wholly owned subsidiary of Victory.

Pursuant to the merger each share of H2EG’s Capital Stock issued and outstanding immediately prior to the Effective Time (January 1, 2024), subject to and upon the terms and conditions set forth in the Merger Agreement, was cancelled and extinguished and converted automatically into the right to receive 418,822,708 shares of Victory’s Common Stock (“Victory Common Stock”).

As a result of the merger on the effective date of January 1, 2024, the H2EG Stockholders own 81% of Victory’s issued and outstanding Common Stock immediately upon Closing. As contemplated in the Merger Agreement, Visionary Private Equity Group I, LP (“VPEG”) Note holder converted the $3,868,726 VPEG Note at the Effective Time in exchange for 50,961,957 shares of common stock. In addition, holders of $1,087,000 in convertible notes payable and $10,619 in accrued interest. converted the notes into 18,423,728 of common stock.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted as a reverse merger with H2EG as the accounting acquirer and Victory as the accounting acquiree. The financial reporting will reflect the accounting from the perspective of H2EG (“accounting acquirer”), except for the legal capital, which has retroactively adjusted to reflect the capital of Victory (“accounting acquiree”) in accordance with ASC 805-40-45-1. The cost of the acquisition, which represents the consideration transferred to Victory’s stockholders in the Victory Acquisition, was calculated based on the fair value of common stock of the combined company that Victory stockholders own as of the closing of the Victory Acquisition on January 1, 2024.

The merger transaction is considered to be a capital transaction of the legal acquiree and are equivalent to the issuance of shares by the private entity for the net monetary assets of the public shell corporation accompanied by a recapitalization.

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were as follows:

Number of
shares
Common Stock outstanding at January 1, 2024 prior to Merger	28,591,593
Convertible notes ($4,966,345) converted into common stock	69,385,685
Common stock issuable to H2EG holders	418,822,708
Total shares of Common Stock as of close of Reverse Recapitalization	516,799,986

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

3. Intangible Assets

The following table shows intangible assets and related accumulated amortization as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(unaudited)
Website	$14,152	$14,152
Accumulated amortization	(8,764)	(7,585)
Other intangible assets, net	$5,388	$6,567

Amortization expense for the for the three months ended March 31, 2024 and 2023 was $1,179.

4. Related party transactions

Effective July 1, 2020, the Company entered into an agreement (the “License Agreement”) for certain intellectual property with a related party. Under the terms of the License Agreement, $250,000 was due in cash or stock of the Company upon signing, and the Company agreed to pay a running royalty of one-half percent (0.5%) of Company net sales. As this was a transaction with companies under common control, and there was no basis in the intellectual property, the license fee was expensed in full. In the event that the running royalties paid on net sales in any calendar year do not reach the minimum set below for such year, the Company shall pay an additional amount with the payment due for the period ending December 31 of such year, so that the total amount paid for such year reaches the following minimum amount, which was subsequently amended as indicated below:

Year One	$1
Year Two	$250,000
Year Three	$500,000
Year Four	$1,000,000
Year Five and after	$2,000,000

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

In addition to the forgoing fees and running royalties, the Company agreed to pay the related party a royalty of one-half percent (0.5%) of all sublicensing revenue. The running royalty and sublicensing revenue royalty were payable quarterly based on the quantity of licensed products sold during the preceding quarter. The agreement continues for the life of the last facility utilizing the subject technology unless terminated earlier by the related party or by default of the Company. On January 12, 2022, the Company amended the License Agreement to remove the running royalty, the sublicensing revenue royalty, and the payments scheduled above related to the running royalties. No additional payments are required other than the $250,000 payable recorded on the consolidated balance sheets as of March 31, 2024 and December 31, 2023. See Notes 6 and 7 for additional related party transactions.

The above transactions and amounts are not necessarily what third parties would have agreed to.

5. Loan from affiliate

On November 13, 2023, H2EG entered into a series of forgivable notes with Victory Clean Energy, Inc. for the principal amount of $968,000. The term of the note is 60 days and has a coupon rate of 5%. The note was forgivable upon the completion of the merger between H2EG and Victory.

The above transactions and amounts are not necessarily what third parties would have agreed to.

6. Loan from shareholders

In previous years, the Company issued multiple short term notes to several of the members of the management team. Interest is to accrue and be paid with the repayment of loans at maturity. The Company has the option to pay note back early with interest accrued to date with no penalty. As of March 31, 2024 and December 31, 2023 the total principal due was $125,830 and $145,830 with total interest accrued of $8,153 and $7,190, respectively. Accrued interest is included in the consolidated balance sheets under accrued and other short-term liabilities. The details are as follows:

Lender	March 31, 2024	December 31, 2023	Term	Interest Rate
Note 1	$125,830	$125,830	10 Months	5%
Note 2	—	20,000	10 Months	5%
	$125,830	$145,830

Of the loans, $100,000 is in default as of March 31, 2024 and December 31, 2023.

The above transactions and amounts are not necessarily what third parties would have agreed to.

7. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of Preferred Stock authorized with a par value of $.001.

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

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

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

On January 1, 2024, the holder of Series D Preferred Stock converted 8,333 shares into 3,961,539 shares of common stock. As of March 31, 2024, there are no shares outstanding.

Series E Preferred Stock

The series of preferred stock is designated as Series E Preferred Stock and the number of shares so designated is 67,797, which cannot be increased without the written consent of the holders of the Preferred Stock. Each share of Preferred Stock has a par value of $0.001 per share and a stated value of $ 58.999608 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Preferred Stock.

Dividends. In addition to stock dividends and distributions for which adjustments are to be made pursuant to the Series E Certificate of Designation, holders of Series E Preferred Stock are entitled to receive when, as and if dividends are declared and paid on the Corporation’s Common Stock, an equivalent dividend on such Holders Preferred Stock (with the same dividend declaration date and payment date), calculated on an as-converted basis. Other than the foregoing, the Holders of Preferred Stock shall not be entitled to receive any dividends in respect of the Preferred Stock, unless and until specifically declared by the Board of Directors of the Corporation to be payable to the Holders of the Preferred Stock.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Liquidation. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders of shares of Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made to the holders of shares of Common Stock or any other capital stock (other than Senior Preferred Stock) by reason of their ownership thereof, an amount equal to the stated value per share, plus any dividends declared but unpaid thereon, which amount shall be paid pari passu with all holders of the Corporation’s Senior Preferred Stock.

Voting Rights. On any matter presented to the stockholders of the Corporation for their action or consideration at any meeting of stockholders of the Corporation (or by written consent of stockholders in lieu of meeting), each Holder is entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held by such Holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Certificate of Designation, the Holders shall vote together with the holders of shares of Common Stock as a single class. However, as long as any shares of Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to the Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Conversion. Each Holder may, at its option, at any time and from time to time, elect to convert each share of Preferred Stock plus accrued, but unpaid dividends thereon, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value by the Conversion Price in effect on the Conversion Date. The “Conversion Price” shall initially be equal to $ 0.058999608. Such initial Conversion Price, and the rate at which shares of Preferred Stock plus accrued, but unpaid dividends thereon, may be converted into shares of Common Stock, shall be subject to adjustment as provided below.

Other Rights. Holders of Series E Preferred Stock have no preemptive or subscription rights and there are no sinking fund provisions applicable to Series E Preferred Stock.

On January 1, 2024, the Company entered into an agreement with Flagstaff International, LLC under which Flagstaff committed to invest $4,000,000 in Victory in exchange for 67,797 Shares of Victory Series E Preferred Stock. As of March 31, 2024, Flagstaff has invested $250,000 in exchange for 4,238 shares which are categorized in shares to be issued. The Company has made additional payments totaling $1,522,500 towards this agreement subsequent to March 31, 2024.

Common Stock

As a result of the reverse merger, the equity structure has been recast in all comparative periods up to the Closing date to reflect the number of shares of the Company’s Common Stock (418,822,708), $0.001 par value per share, issued to H2EG shareholders in connection with the Reverse Recapitalization. As such, the shares and corresponding capital amounts and loss per share related to H2EG Common Stock prior to the Reverse Recapitalization have been retroactively recast.

On January 11, 2024, Victory amended its Articles of Incorporation to authorize 2,000,000,000 common shares.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Shares to be Issued

As of March 31, 2024, the Company has recorded 4,238 shares of Series E Preferred Stock in shares to be issued.

Common Stock Purchase Warrants

Warrant activity is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Warrants outstanding January 1, 2024	—
Issued	102,284,990	$0.059	4.00 Years
Exercised	—		—
Expired	—		—
Warrants outstanding at March 31, 2024	102,284,990	$0.059	3.76 Years
Warrants exercisable at March 31, 2024	102,284,990	$0.059	3.76 Years

The weighted average range of inputs to the Black-Scholes Model for the warrants issued during the three months ended March 31, 2024 is as follows:

Stock Price	$0.059
Exercise Price	$0.059
Dividend yield	0%
Expected volatility	74.17%
Risk-Free interest rate	3.93%
Expected life (in years)	4.00

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

8. Commitments and Contingencies

Legal

The Company is not currently involved with, and does not know of, any pending or threatening litigation against the Company.

Consulting Agreement

On November 1, 2023, the Company entered into a two-year agreement with a third party for consulting services. In connection with the agreement, the Company agreed to pay a monthly fee of $15,000.

Collaborative Arrangements

The Company has entered into collaborative arrangements with various parties for the cross promotion of technologies and services within certain geographical areas. These arrangements do not commit the Company or the counterpart to any financial obligation. If these arrangements result in a formal project, the Company and the counterparties will receive certain equity consideration in the project or be given first right of refusal to provide their products or services to the projects, as defined by the respective agreements. To date, these arrangements have not resulted in any formal projects.

9. Disposition of Subsidiary

On January 1, 2024, the Company entered into an agreement with Flagstaff International, LLC under which Flagstaff committed to invest $4,000,000 in Victory in exchange for Victory Preferred Stock and the transfer to Pro-Tech Holdings of all equity interests held by Victory in Pro-Tech Hardbanding Services, Inc.

On January 1, 2024, Victory completed the sale of Pro-Tech to Flagstaff International, LLC, a Delaware limited liability company. As result of the sale, the Company recorded $328,794 as a loss on disposition of Pro-Tech.

10. Subsequent Events

Hydrogen Technology Agreement

The Company entered into a Hydrogen Technology Purchase Agreement with Intellectual Property License Agreement signed August 20, 2024 between Victory Clean Energy Inc. and Proton Power, Inc. The agreement is for the purchase of intellectual property rights to the production of hydrogen whereby the Company must make minimum payments during the first 5 years totaling $25,000,000 and complete the purchase totaling $100,000,000 at the end of that term. The full agreement is incorporated by reference in the Quarterly report containing these financial statements on Form 10-Q as Exhibit 10.16.

Convertible Notes

In October and November of 2024 the Company issued promissory notes to three holders for a principle amount totaling $440,000. The notes have an interest rate of 12% and can be converted at a fixed rate of $0.061 per share. The notes also include a warrant feature providing 2.25 warrants per principal dollar exercisable at $0.061 expiring 5 years from issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Victory Clean Energy, Inc. MD&A and is presented in the following seven sections:

●	Cautionary Information about Forward-Looking Statements;
●	Business Overview;
●	Results of Operations;
●	Liquidity and Capital Resources;
●	Critical Accounting Policies and Estimates;
●	Recently Adopted Accounting Standards; and
●	Recently Issued Accounting Standards.

MD&A is provided as a supplement to, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

In MD&A, we use “we,” “our,” “us,” “Victory” and “the Company” to refer to Victory Clean Energy. and its wholly owned subsidiary, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2024 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2023 consolidated financial statements, we have suffered recurring losses from operations which raises substantial doubt about our ability to continue as a going concern.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. In particular, the words “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” variations of such words, and other similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

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

On January 1, 2024, Victory completed the sale of Pro-Tech Hardbanding Services, Inc. to Flagstaff International, LLC, a Delaware limited liability company.

On January 11, 2024, Victory amended its Articles of Incorporation to authorize 2,000,000,000 common shares and change its name to Victory Clean Energy, Inc.

Results of Operations

The following discussion should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

Total Revenue

The Company had no revenue during the three months ended March 31, 2024 and 2023.

Consulting expenses

Total consulting expenses for the three months ended March 31, 2024 was $3,951,062 compared to $0 for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company issued 102,284,990 warrants for consulting services valued at $3,483,548 and 6,807,634 shares of restricted stock valued at $401,655. Of the $401,655 in restricted stock value, $25,444 is unearned compensation as of March 31, 2024. The equity issued for services and other consulting expenses related to services performed in connection with the merger.

Personnel expenses

Personnel expenses increased by $282,153 in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to hiring more personnel as a result of increased operations related to the merger.

General and administrative

General and administrative increased by $178,838 in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to an increase in operations as a result of the merger.

Professional fees

Professional fees increased by $97,961 in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The professional fees in the current period were related to audit fees as a result of the merger.

Loss from Operations

The Company reported a loss from operations for the three months ended March 31, 2024 of $(4,539,811), which was an increase of $4,510,014, compared to the loss from operations of $(29,797) for the three months ended March 31, 2023 due primarily to an increase in operations as a result of the merger.

Other income (expenses)

Other income (expenses) consists of interest expense, interest income, gain on extinguishment of debt and loss on disposal of subsidiary. The Company reported other income for the three months ended March 31, 2024 of $718,446, which was an increase of $719,742, compared to other expenses of $(1,296) for the three months ended March 31, 2023. The increase was due primarily to a gain on extinguishment of debt in the amount of $1,051,199 as a result of the merger, offset by a loss on disposal of subsidiary (Pro-Tech Hardbanding) in the amount of $328,794.

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

We anticipate that operating losses will continue in the near term. We intend to meet near-term obligations with private placement offerings. We currently have no revenue from operations.

In addition to the commitment of $4,000,000 from Flagstaff, we will be required to obtain other liquidity resources in order to support ongoing operations. We are addressing this need by developing additional capital sources, to enable us to execute our growth plan involving the use of proprietary technology to produce low-cost Green Hydrogen from a wide variety of biomass sources.

While management believes our business plans, help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Capital Resources

On January 1, 2024, the Company entered into an agreement with Flagstaff International, LLC under which Flagstaff committed to invest $4,000,000 in Victory in exchange for 67,797 Shares of Victory Series E Preferred Stock. As of March 31, 2024, Flagstaff has invested $250,000. As of October 17, 2024, Flagstaff has invested $1,772,500. The Company is currently reliant on this agreement to fund its current operations.

Material Cash Requirements

Our material short-term cash requirements include recurring payroll and benefits obligations for our employees, capital, operating expenditures, IP purchase/license payments and other working capital needs. We believe that material cash requirements for operating expenditures may range from $300,000 per month to $400,000 per month during the twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition.

Cash Flow

The following table provides detailed information about our net cash flow for the Three Months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net change in operating activities	$(47,441)	$(28,618)
Net cash used in investing activities	(572,758)	—
Net cash provided by financing activities	415,000	15,000
Net change in cash and cash equivalents	(205,199)	(13,618)
Cash and cash equivalents at beginning of period	240,654	26,480
Cash and cash equivalent at end of period	$35,455	$12,862

Net cash used in operating activities for the three months ended March 31, 2024 was $47,441. Net loss of $3,821,365 adjusted for non-cash items (amortization, common stock issued for services, and warrants issued for services) used cash of $3,860,938. Changes in operating assets and liabilities provided cash of $87,014. The most significant uses of cash were increases in accounts payables and decreases in accrued expenses and other short term liabilities

This compares to net cash used in operating activities for the three months ended March 31, 2023 of $28,618. Net loss adjusted for non-cash items (amortization) used cash of $1,179. Changes in operating assets and liabilities provided cash of $1,296.

Net cash used by investing activities for the three months ended March 31, 2024 was $572,758 as a result of the acquisition of assets through the reverse recapitalization. Net cash used in investing activities for the three months ended March 31, 2023 was $0.

Net cash provided by financing activities for the three months ended March 31, 2024 was $415,000 and resulted from cash received from the sale of Series E preferred stock in the amount of $250,000, cash proceeds from convertible notes payable in the amount of $185,000, offset by repayments of notes payable in the amount of $20,000. This compares to $15,000 in net cash provided by financing activities during the three months ended March 31, 2023 resulting from cash received from loans short term notes payable - affiliates in the amount of $15,000.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our chief executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

During the evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, our management identified that the prior weaknesses have been remediated.

As a result of the merger the segregation of duties has been improved by the retention of a controller with oversight by the principal financial officer with support and review by a consulting accountant.

We have also engaged an IT firm provide training and oversight with respect to potential cyber security risks.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2024, the Company entered into an agreement with Flagstaff International, LLC under which Flagstaff committed to invest $4,000,000 in Victory in exchange for 67,797 Shares of Victory Series E Preferred Stock. As of October 4, 2024, Flagstaff has invested $1,192,500.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the Company’s quarter ended March 31, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017)

3.2	Certificate of Amendment to Articles of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 4, 2018)

3.3	Certificate of Amendment to Articles of Incorporation (Name Change & Increased Authorized Common Stock) dated January 11, 2024.(incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on May 15, 2024)

3.4	Certificate of Designation of Series D Preferred Stock of Victory Energy Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on August 24, 2017)

3.5	Amended and Restated Bylaws of Victory Energy Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 20, 2017)

4.1	Form of Common Stock Certificate of Victory Energy Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on April 8, 2016)

4.2	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on February 3, 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2017)

4.3	Common Stock Warrant issued by Victory Energy Corporation to Visionary Private Equity Group I, LP on April 13, 2018 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on November 14, 2018)

4.4	Common Stock Purchase Warrant issued by Victory Clean Oilfield Tech, Inc. to Kodak Brothers All America Fund, LP on July 31, 2018 (incorporated by reference to Exhibit 4,1 to the Current Report on Form 8-K filed on August 2, 2018)

4.5	Common Stock Purchase Warrant issued by Victory Clean Oilfield Tech, Inc. to Kevin DeLeon on October 25, 2019 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on February 9, 2021).

4.6	Form of Warrant issued by Victory Clean Energy, Inc. on January 12, 2024.(incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on May 15, 2024)

10.1 †	Victory Energy Corporation 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2014).

10.2 †	Victory Energy Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 5, 2018).

10.3	Loan Agreement, dated April 10, 2018, by and between Visionary Private Equity Group I, LP and Victory Energy Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2018).

10.4	Amendment No. 1 to Loan Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 6, 2020).

10.5	Amendment No. 2 to Loan Agreement, dated February 8, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 9, 2021).

10.6	Amendment No. 3 to Loan Agreement, dated September 3, 2021 (incorporated by reference to Exhibit 10.7] to the Annual Report on Form 10-K filed September 3, 2021).

10.8	Promissory Note issued by the Company to Arvest Bank dated April 13, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 10, 2021).

10.9	Loan Authorization and Agreement by and between the Company and the U.S. Small Business Administration dated April 13, 2020 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 10, 2021).

10.10	Amended and Restated Promissory Note by and between Visionary Private Equity Group I, LP and Victory Oilfield Tech, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed September 3, 2021).

10.11	Promissory Note issued by the Company to Arvest Bank dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 10, 2021).

10.12	Promissory Note and Security Agreement dated July 11, 2022 by and between Pro-Tech Hardbanding Services, Inc. and Arvest Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 14, 2022).

10.13	Agreement And Plan Of Merger, Dated July 25, 2023, By And Among Victory Clean Energy, Inc., Victory H2EG Merger Sub Inc., And H2 Energy Group Inc. (Incorporated By Reference To Exhibit 10.1 To The Current Report On Form 8-K Filed On July 26, 2023)

10.14	Amendment No. 1 To Agreement And Plan Of Merger, Dated December 1, 2023, By and Among Victory Clean Energy, Inc., Victory H2EG Merger Sub Inc., And H2 Energy Group Inc. (Incorporated By Reference To Exhibit 10.2 To The Current Report On Form 8-K Filed On December 5, 2023)

10.15	Securities Purchase Agreement, Dated December 28, 2023, By and Among Victory Clean Energy, Inc., and Flagstaff International, LLC(Incorporated By Reference To Exhibit 10.3 To The Current Report On Form 8-K Filed On January 5, 2024)

10.16	Hydrogen Technology Purchase Agreement with Intellectual Property License Agreement signed August 20, 2024 between Victory Clean Energy Inc. and Proton Power, Inc. (Incorporated By Reference To Exhibit 10.1 to the Current Report On Form 8-K Filed On August 21, 2024)

14.1	Code of Ethics and Business Conduct adopted on September 14, 2017 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on September 20, 2017)

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 20, 2017)

99.2	Compensation Committee Charter adopted on September 14, 2017 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on September 20, 2017)

101.INS++	Inline XBRL Instance Document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Executive Compensation Plan or Agreement.

++XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Christopher Headrick	Executive Chairman (Principle Executive Officer)	October 17, 2024
Christopher Headrick

/s/ Neil Goulden	Chief Administrative Officer, Treasurer, Secretary, and Director (Principal Financial and Accounting Officer)	October 17, 2024
Neil Goulden

