Form 10-Q
period 2024-06-30
VICTORY CLEAN ENERGY, INC.
filed 2024-10-30
CIK 700764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of October 28, 2024, there were 530,704,753 shares of common stock, par value $0.001, issued and outstanding.

VICTORY OILFIELD TECH, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ii

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,267	$240,654
Prepaid expenses	26,694	—
Total current assets	142,961	240,654

Intangible assets, net	4,209	6,567
Total assets	$147,170	$247,221

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$271,525	$111,200
Accrued and other short term liabilities	188,839	52,970
Due to related party	250,000	250,000
Loan from affiliate	—	968,000
Loan from shareholders	125,830	145,830
Total liabilities	836,194	1,528,000

Commitments and contingencies (Note 8)

Stockholders’ deficit

Preferred Series D stock, $0.001 par value, 20,000 shares authorized;0 shares issued and outstanding	—	—
Preferred Series E stock, $0.001 par value, 67,797 shares authorized;0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 530,704,753 and 418,822,708 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	530,707	418,823
Shares to be issued	24	—
Receivable for stock subscription	(245,000)	—
Additional paid in capital	5,652,124	—
Accumulated deficit	(6,626,879)	(1,699,602)
Total stockholders' deficit	(689,024)	(1,280,779)
Total liabilities and stockholders' deficit	$147,170	$247,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenues
Sales	$—	$—	$—	$—

Operating expenses
Consulting expenses	186,496	—	4,137,558	—
Licensing fees	600,000	—	600,000	—
Personnel expenses	258,873	23,716	557,242	39,932
General and administrative	185,030	5,723	377,449	19,304
Professional fees	82,623	15,000	180,584	15,000
Total operating expenses	1,313,022	44,439	5,852,833	74,236

Net operating loss	(1,313,022)	(44,439)	(5,852,833)	(74,236)

Other income (expense)
Interest expense	(2,473)	(1,572)	(6,432)	(2,868)
Gain on forgiveness of debt	209,583	—	1,260,782	—
Loss on disposal of Subsidiary	—	—	(328,794)	—
Total other income (expense)	207,110	(1,572)	925,556	(2,868)

Net loss before income tax expense	(1,105,912)	(46,011)	(4,927,277)	(77,104)

Income tax expense	—	—	—	—

Net loss	$(1,105,912)	$(46,011)	$(4,927,277)	$(77,104)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	530,704,753	418,822,708	526,721,203	418,822,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

UNAUDITED

	Preferred Stock		Common Stock		Shares to be Issued		Receivable for Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	Total
Balance, December 31, 2023 (retroactively restated to effect recapitalization)	—	$—	418,822,708	$418,823	—	$—	$—	$—	$(1,699,602)	$(1,280,779)

Conversion of notes payable, prior to recapitalization	—	—	69,385,685	69,386	—	—	—	4,024,370	—	4,093,756

Effects of recapitalization	8,333	8	28,591,593	28,592	—	—	(245,000)	(3,871,027)	—	(4,087,427)

Conversion of Series D preferred stock into common stock, post recapitalization	(8,333)	(8)	3,961,539	3,962	—	—	—	(3,954)	—	—

Conversion of notes payable, post recapitalization	—	—	3,135,594	3,136	—	—	—	181,864	—	185,000

Common stock issued for services, post recapitalization	—	—	6,807,634	6,808	—	—	—	394,847	—	401,655

Warrants issued for services, post recapitalization	—	—	—	—	—	—	—	3,483,548	—	3,483,548

Sale of Series E Preferred Stock	—	—	—	—	4,238	4	—	249,996	—	250,000

Net loss	—	—	—	—	—	—	—	—	(3,821,365)	(3,821,365)

Balance, March 31, 2024	—	—	530,704,753	530,707	4,238	4	(245,000)	4,459,644	(5,520,967)	(775,612)

Sale of Series E Preferred Stock	—	—	—	—	20,215	20	—	1,192,480	—	1,192,500

Net loss	—	—	—	—	—	—	—	—	(1,105,912)	(1,105,912)

Balance, June 30, 2024	—	$—	530,704,753	$530,707	24,453	$24	$(245,000)	$5,652,124	$(6,626,879)	$(689,024)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

UNAUDITED

	Preferred Stock		Common Stock		Common Stock to be Issued		Receivable for Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	Total
Balance, December 31, 2022 (retroactively restated to effect recapitalization)	—	$—	418,822,708	$418,823	—	$—	$—	$—	$(444,243)	$(25,420)

Net loss	—	—	—	—	—	—	—	—	(31,093)	(31,093)

Balance, March 31, 2023	—	—	418,822,708	418,823	—	—	—	—	(475,336)	(56,513)

Net loss	—	—	—	—	—	—	—	—	(46,011)	(46,011)

Balance, June 30, 2023	—	$—	418,822,708	$418,823	—	$—	$—	$—	$(521,347)	$(102,524)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,927,277)	$(77,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,358	2,360
Stock issued for services	384,693	—
Warrants issued for services	3,483,548	—
Changes in working capital requirements:
Prepaid expenses	(9,732)	—
Accounts payable	55,733	—
Accrued and other short-term liabilities	52,796	14,037
Net cash from operating activities	(957,881)	(60,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of assets through reverse recapitalization	(774,006)	—
Net cash from investing activities	(774,006)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of Series E preferred stock	1,442,500	—
Cash received from convertible notes payable	185,000	—
Cash received from loan from affiliate	—	35,000
Repayment of loans from shareholders	(20,000)	—
Net cash from financing activities	1,607,500	35,000

NET CHANGE IN CASH	(124,387)	(25,707)
CASH, BEGINNING OF PERIOD	240,654	26,480
CASH, END OF PERIOD	$116,267	$773

Supplemental disclosure of cash flow information
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

Non-cash operating and financing activities:
Conversion of notes payable	$4,278,756	$—
Gain on forgiveness of debt	$1,260,782	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 VICTORY CLEAN ENERGY, INC.

(Formerly Victory Oilfield Tech, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Going Concern

Historically the Company has experienced, and continues to experience, net losses, net losses from operations, negative cash flow from operating activities, and working capital deficits. The Company has incurred an accumulated deficit of $(6,626,879) through June 30, 2024, and has a working capital deficit of $(693,233) at June 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements. The consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern.

The Company anticipates that operating losses will continue in the near term as its management continues its efforts to raise additional capital and pursue the development and implementation of clean, sustainable low-cost energy solutions with applications across various industries, including transportation, power generation, and industrial processes. Based upon anticipated new sources of capital, and cash flow from operations, it believes it will have enough capital to cover expenses through at least the next twelve months. The Company will continue to monitor liquidity carefully, and in the event it does not have enough capital to cover expenses, the Company will make the necessary and appropriate reductions in spending to remain cash flow positive. While management believes its plans, including the Merger, help mitigate the substantial doubt that they are a going concern, there is no guarantee that the Company’s plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that the Company is a going concern.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company had no cash equivalents at June 30, 2024 and December 31, 2023, respectively.

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

At June 30, 2024 and December 31, 2023, the carrying value of the Company’s financial instruments such as accounts payables approximated their fair values based on the short-term nature of these instruments. The carrying value of short-term notes and advances approximated their fair values because the underlying interest rates approximated market rates at the balance sheet dates.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

Website Development Costs

The Company capitalizes costs related to the development of their website in accordance with ASC 350- 50, Website Development Costs. The Company amortizes website development costs on a straight-line basis over the estimated life of the site, which is 36 months. Amortization begins at the completion of the website. During the year ended December 31, 2021, the Company capitalized $7,492 for such costs. The website was placed in service in January 2022. During the first 10 months of 2022 additional costs of $6,660 were capitalized and website improvements were placed in service on November 1, 2022. No costs were capitalized during the six months ended June 30, 2024. Amortization expense for the for the six months ended June 30, 2024 and 2023 was $2,358. Amortization expense for the for the three months ended June 30, 2024 and 2023 was $1,179.

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

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

Share-Based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. In all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date on a straight-line basis over the requisite service period. In the case of third-party suppliers, the service period is the shorter of the period over which services are to be received or the vesting period. For employees, directors, officers and affiliates, the service period is typically the vesting period. During the six months ended June 30, 2024 and 2023, the Company record $3,859,759 and $0 in share-based compensation expense, respectively. There was no share-based compensation expense recorded for the three months ended June 30, 2024 and 2023, respectively. Share-based compensation is included in the consolidated statements of operations. See Note 7, Stockholders’ Equity, for further information.

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

	Three and Six Months Ended June 30,
	2024	2023
Warrants	102,284,990	—

Total	102,284,990	—

Recently Adopted Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

As a result of the merger on the effective date of January 1, 2024, the H2EG Stockholders own 81% of Victory’s issued and outstanding Common Stock immediately upon Closing. As contemplated in the Merger Agreement, Visionary Private Equity Group I, LP (“VPEG”) Note holder converted the $3,868,726 VPEG Note at the Effective Time in exchange for 50,961,957 shares of common stock. In addition, holders of $1,087,000 in convertible notes payable converted the notes into 18,423,728 of common stock.

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

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were as follows:

Number of
shares
Common Stock outstanding at January 1, 2024 prior to Merger	28,591,593
Convertible notes ($4,966,345) converted into common stock	69,385,685
Common stock issuable to H2EG holders	418,822,708
Total shares of Common Stock as of close of Reverse Recapitalization	516,799,986

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

3. Intangible Assets

The following table shows intangible assets and related accumulated amortization as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(unaudited)
Website	$14,152	$14,152
Accumulated amortization	(9,943)	(7,585)
Other intangible assets, net	$4,209	$6,567

Amortization expense for the for the six months ended June 30, 2024 and 2023 was $2,358. Amortization expense for the for the three months ended June 30, 2024 and 2023 was $1,179.

4. Related party transactions

Effective July 1, 2020, the Company entered into an agreement (the “License Agreement”) for certain intellectual property with a related party. On January 12, 2022, the Company amended the License Agreement to remove the running royalty, the sublicensing revenue royalty, and the payments related to the running royalties. No additional payments are required other than the $250,000 payable recorded on the consolidated balance sheets as of June 30, 2024 and December 31, 2023. See Notes 5 and 6 for additional related party transactions.

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

6. Loan from shareholders

In previous years, the Company issued multiple short term notes to several of the members of the management team. Interest is to accrue and be paid with the repayment of loans at maturity. The Company has the option to pay the note back early with interest accrued to date with no penalty. Interest expense for the for the six months ended June 30, 2024 and 2023 was $3,409 and $2,868, respectively. Interest for the for the three months ended June 30, 2024 and 2023 was $1,504 and $1,590, respectively. As of June 30, 2024 and December 31, 2023 the total principal due was $125,830 and $145,830 with total interest accrued of $10,198 and $7,190, respectively. Accrued interest is included in the consolidated balance sheets under accrued and other short-term liabilities. The details are as follows:

Lender	June 30, 2024	December 31, 2023	Term	Interest Rate
Note 1	$125,830	$125,830	10 Months	5%
Note 2	—	20,000	10 Months	5%
	$125,830	$145,830

Of the loans, $100,000 is in default as of June 30, 2024 and December 31, 2023.

The above transactions and amounts are not necessarily what third parties would have agreed to.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

On January 1, 2024, the holder of Series D Preferred Stock converted 8,333 shares into 3,961,539 shares of common stock. As of June 30, 2024, there are no shares outstanding.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

On January 1, 2024, the Company entered into an agreement with Flagstaff International, LLC under which Flagstaff committed to invest $4,000,000 in Victory in exchange for 67,797 Shares of Victory Series E Preferred Stock. As of June 30, 2024, Flagstaff has invested $1,442,500 in exchange for 24,453 shares which are categorized in shares to be issued.

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

On January 11, 2024, Victory amended its Articles of Incorporation to authorize 2,000,000,000 common shares.

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

Shares to be Issued

As of June 30, 2024, the Company has recorded 24,453 shares of Series E Preferred Stock in shares to be issued.

Common Stock Purchase Warrants

Warrant activity is summarized as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Remaining Term
Warrants outstanding January 1, 2024
Issued	102,284,990	$0.059	4.00 Years
Exercised	—		—
Expired	—		—
Warrants outstanding at June 30, 2024	102,284,990	$0.059	3.51 Years
Warrants exercisable at June 30, 2024	102,284,990	$0.059	3.51 Years

The weighted average range of inputs to the Black-Scholes Model for the warrants issued during the six months ended June 30, 2024 is as follows:

Stock Price	$0.059
Exercise Price	$0.059
Dividend yield	0%
Expected volatility	74.17%
Risk-Free interest rate	3.93%
Expected life (in years)	4.00

8. Commitments and Contingencies

Legal

The Company is not currently involved with, and does not know of, any pending or threatening litigation against the Company.

Consulting Agreement

On November 1, 2023, the Company entered into a two-year agreement with a third party for consulting services. In connection with the agreement, the Company agreed to pay a monthly fee of $15,000. During the six months ended June 30, 2024 and 2023, the Company recorded $90,000 and $0, respectively, related to these agreements. During the three months ended June 30, 2024 and 2023, the Company recorded $45,000 and $0, respectively, related to these agreements. As of June 30, 2024 and December 31, 2023, the balance accrued on these agreements was $25,000 and $0, respectively.

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

VICTORY CLEAN ENERGY, INC. (Formerly Victory Oilfield Tech, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

10. Hydrogen Technology Agreement

The Company entered into a Hydrogen Technology Purchase Agreement with Intellectual Property License Agreement signed August 20, 2024, effective April 7, 2024, between Victory Clean Energy Inc. and Proton Power, Inc. The agreement is for the purchase of intellectual property rights to the production of hydrogen for a purchase price of $100,000,000 payable within five years from the effective date..

Per the agreement, the Company has been granted an interim license to the intellectual property rights until the total purchase price has been paid. The Company shall pay to Proton Power, Inc. weekly payments totaling $86,000 until $25,000,000 has paid, provided that at the Company's option, the Company may reduce the weekly amount to $50,000 from the effective date until November 15, 2024. The agreement can be terminated at any time by the Company with no further payment or obligation to Proton Power, Inc.

The Company has made all weekly payments in accordance with the agreement as of June 30, 2024. The Company has license expense totaling $600,000 for the three and six months ended June 30, 2024.

11. Subsequent Events

Flagstaff Agreement

As of October 28, 2024, Flagstaff has invested $1,772,500 under the Series E Preferred Stock Agreement with Flagstaff.

Convertible Notes

In September and October of 2024 the Company issued promissory notes to three holders totaling $440,000. $240,000 of the notes have an interest rate of 12% and $200,000 of the notes have an interest rate of 15%. The notes can be converted at a fixed rate of $0.061 per share. The notes also include a warrant feature providing 2.25 warrants per principal dollar exercisable at $0.061 expiring 5 years from issuance.

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

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Total Revenue

The Company had no revenue during the six months ended June 30, 2024 and 2023.

Consulting expenses

Total consulting expenses for the six months ended June 30, 2024 was $4,137,558 compared to $0 for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company issued 102,284,990 warrants for consulting services valued at $3,483,548 and 6,807,634 shares of restricted stock valued at $401,655. Of the $401,655 in restricted stock value, $16,963 is unearned compensation as of June 30, 2024. The equity issued for services and other consulting expenses related to services performed in connection with the merger.

Licensing Fees

Total licensing fees for the six months ended June 30, 2024 was $600,000 compared to $0 for the six months ended June 30, 2023. The Company entered into a licensing agreement during the six months ended June 30, 2024.

Personnel expenses

Personnel expenses increased by $517,310 in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to hiring more personnel as a result of increased operations related to the merger.

General and administrative

General and administrative increased by $358,145 in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to an increase in operations as a result of the merger.

Professional fees

Professional fees increased by $165,584 in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The professional fees in the current period were related to audit fees as a result of the merger.

Loss from Operations

The Company reported a loss from operations for the six months ended June 30, 2024 of $(5,852,833), which was an increase of $5,778,597, compared to the loss from operations of $(74,236) for the six months ended June 30, 2023 due primarily to an increase in operations as a result of the merger.

Other income (expenses)

Other income (expenses) consists of interest expense, gain on extinguishment of debt, and loss on disposal of subsidiary. The Company reported other income for the six months ended June 30, 2024 of $925,556, which was an increase of $928,424, compared to other expenses of $(2,868) for the six months ended June 30, 2023. The increase was due primarily to a gain on extinguishment of debt in the amount of $1,260,782 as a result of the merger, offset by a loss on disposal of subsidiary (Pro-Tech Hardbanding) in the amount of $328,794.

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Total Revenue

The Company had no revenue during the three months ended June 30, 2024 and 2023.

Consulting expenses

Total consulting expenses for the three months ended June 30, 2024 was $186,496 compared to $0 for the three months ended June 30, 2023. The primary reason for the increase was due to increased operations as a result of the merger.

Licensing Fees

Total licensing fees for the three months ended June 30, 2024 was $600,000 compared to $0 for the three months ended June 30, 2023. The Company entered into a licensing agreement during the three months ended June 30, 2024.

Personnel expenses

Personnel expenses increased by $235,157 in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to hiring more personnel as a result of increased operations related to the merger.

General and administrative

General and administrative increased by $179,307 in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to an increase in operations as a result of the merger.

Professional fees

Professional fees increased by $67,623 in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The professional fees in the current period were related to audit fees as a result of the merger.

Loss from Operations

The Company reported a loss from operations for the three months ended June 30, 2024 of $(1,313,022), which was an increase of $1,268,583, compared to the loss from operations of $(44,439) for the three months ended June 30, 2023 due primarily to an increase in operations as a result of the merger.

Other income (expenses)

Other income (expenses) consists of interest expense, gain on extinguishment of debt, and loss on disposal of subsidiary. The Company reported other income for the three months ended June 30, 2024 of $217,729, which was an increase of $219,301, compared to other expenses of $(1,572) for the three months ended June 30, 2023. The increase was due primarily to a gain on extinguishment of debt in the amount of $220,202 as a result of the settlement of accounts payable.

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

While management believes our business plans help mitigate the substantial doubt that we are a going concern, there is no guarantee that our plans will be successful or if they are, will fully alleviate the conditions that raise substantial doubt that we are a going concern.

Capital Resources

On January 1, 2024, the Company entered into an agreement with Flagstaff International, LLC under which Flagstaff committed to invest $4,000,000 in Victory in exchange for 67,797 Shares of Victory Series E Preferred Stock. As of June 30, 2024, Flagstaff has invested $1,442,500 As of October 28, 2024, Flagstaff has invested $1,772,500. The Company is currently reliant on this agreement to fund its current operations.

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

Cash Flow

The following table provides detailed information about our net cash flow for the Six Months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(957,881)	$(60,707)
Net cash used in investing activities	(774,006)	—
Net cash provided by financing activities	1,607,500	35,000
Net change in cash and cash equivalents	(124,387)	(25,707)
Cash and cash equivalents at beginning of period	240,654	26,480
Cash and cash equivalent at end of period	$116,267	$773

Net cash used in operating activities for the six months ended June 30, 2024 was $957,881. Net loss of $4,927,277 adjusted for non-cash items (amortization, common stock issued for services, and warrants issued for services) used cash of $3,870,599. Changes in operating assets and liabilities provided cash of $98,178. The most significant uses of cash were increases in accounts payables and decreases in accrued expenses and other short term liabilities

This compares to net cash used in operating activities for the six months ended June 30, 2023 of $60,707. Net loss adjusted for non-cash items (amortization) used cash of $2,360. Changes in operating assets and liabilities provided cash of $14,037.

Net cash used in investing activities for the six months ended June 30, 2024 was $774,006 as a result of the acquisition of assets through the reverse recapitalization. Net cash used in investing activities for the six months ended June 30, 2023 was $0.

Net cash provided by financing activities for the six months ended June 30, 2024 was $1,607,500 and resulted from cash received from the sale of Series E preferred stock in the amount of $1,442,500, cash proceeds from convertible notes payable in the amount of $185,000, offset by repayments of notes payable in the amount of $20,000. This compares to $35,000 in net cash provided by financing activities during the six months ended June 30, 2023 resulting from cash received from loans short term notes payable - affiliates in the amount of $35,000.

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we have evaluated, with the participation of our chief executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our principle executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2024, the Company entered into an agreement with Flagstaff International, LLC under which Flagstaff committed to invest $4,000,000 in Victory in exchange for 67,797 Shares of Victory Series E Preferred Stock. As of October 28, 2024, Flagstaff has invested $1,772,500.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the Company’s quarter ended June 30, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

SIGNATURE	TITLE	DATE

/s/ Christopher Headrick	Executive Chairman (Principle Executive Officer)	October 30, 2024
Christopher Headrick

/s/ Neil Goulden	Chief Administrative Officer, Treasurer, Secretary, and Director (Principal Financial and Accounting Officer)	October 30, 2024
Neil Goulden

